Form 10-Q
period 2003-09-30
MERCER INSURANCE GROUP INC
filed 2003-12-12
CIK 1050690

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2003,

or

☐ Transition report pursuant to Section 13 or 15(d) Of the Exchange Act for the Transition Period from to .

No. 000-25425

(Commission File Number)

MERCER INSURANCE GROUP, INC.

(Exact name of Registrant as specified in its charter)

PENNSYLVANIA	23-2934601
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 North Highway 31, P.O. Box 278, Pennington, NJ	08534
(Address of principal executive offices)	(Zip Code)

(609) 737-0426
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
as of December , 2003

COMMON STOCK (No Par Value)	None
(Title of Class	(Outstanding Shares)

Forward-looking Statements

Mercer Insurance Group, Inc. (the “Company”) may from time to time make written or oral “forward-looking statements,” including statements contained in the Company’s filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the exhibits hereto and thereto), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company’s control).  The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements.  The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

•                  future economic conditions in the regional and national markets in which the Company competes which are less favorable than expected;

•                  the effects of weather-related and other catastrophic events;

•                  the concentration of insured accounts in New Jersey and Pennsylvania;

•                  the effect of legislative, judicial, economic, demographic and regulatory events in the two states in which we do business;

•                  the continuation of an A.M. Best rating in the Excellent category;

•                  the ability to enter new markets successfully and capitalize on growth opportunities either through acquisitions or the expansion of our producer network;

•                  financial market conditions, including, but not limited to, changes in interest rates and the stock markets causing a reduction of investment income or investment gains, an acceleration of the amortization of deferred policy acquisition costs, reduction in the value of our investment portfolio or a reduction in the demand for our products;

•                  the impact of acts of terrorism and acts of war;

•                  the effects of terrorist related insurance legislation and laws;

•                  inflation;

•                  the cost, availability and collectibility of reinsurance;

•                  estimates and adequacy of loss reserves and trends in losses and loss adjustment expenses;

•                  heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new and existing competitors;

•                  changes in the coverage terms selected by insurance customers, including higher deductibles and lower limits;

•                  our inability to obtain regulatory approval of, or to implement, premium rate increases;

•                  the potential impact on our reported net income that could result from the adoption of future accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies;

•                  inability to carry out marketing and sales plans, including, among others, development of new products or changes to existing products and acceptance of the new or revised products in the market;

•                  unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations;

•                  adverse litigation or arbitration results;

•                  the ability to carry out our business plans; and

•                  adverse changes in applicable laws, regulations or rules governing insurance holding companies and insurance companies, and environmental, tax or accounting matters including limitations on premium levels, increases in minimum capital and reserves, and other financial viability requirements, and changes that affect the cost of, or demand for our products.

The Company cautions that the foregoing list of important factors is not exclusive.  Readers are also cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this report.  The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Independent Accountants’ Review Report

The Board of Directors

Mercer Mutual Insurance Company and subsidiaries:

We have reviewed the accompanying condensed consolidated balance sheet of Mercer Mutual Insurance Company and subsidiaries (the Group) as of September 30, 2003, the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 2003 and 2002, and the related condensed consolidated statements of changes in equity and cash flows for the nine-month periods ended September 30, 2003 and 2002.  These condensed consolidated financial statements are the responsibility of the Group’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants.  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Mercer Mutual Insurance Company and subsidiaries as of December 31, 2002, and the related consolidated statements of earnings, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2002 (not presented herein); and in our report dated March 28, 2003, we expressed an unqualified opinion on those consolidated financial statements. Our report contains an explanatory paragraph that refers to the Group’s adoption of the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Philadelphia, Pennsylvania

December 5, 2003

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

MERCER MUTUAL INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2003 and December 31, 2002

	As of September 30, 2003	As of December 31, 2002
	(Dollars in thousands)
	(Unaudited)
ASSETS
Investments, at fair value:
Fixed income securities, available-for-sale, at fair value (Amortized cost of $48,010 and $48,330, respectively)	$48,377	$49,247
Equity securities, at fair value (cost of $15,610 and $16,697, respectively)	21,309	20,332
Total investments	69,686	69,579
Cash and cash equivalents	8,421	7,201
Premiums receivable	9,372	7,121
Reinsurance receivables	4,368	3,489
Prepaid reinsurance premiums	1,525	1,146
Deferred policy acquisition costs	6,746	5,783
Accrued investment income	540	599
Property and equipment, net	6,516	5,713
Deferred income taxes	1,129	1,411
Goodwill	2,876	2,876
Other assets	2,511	930
Total assets	$113,690	$105,848

LIABILITIES AND SURPLUS
Liabilities:
Losses and loss adjustment expenses	$35,310	$31,348
Unearned premiums	29,772	24,923
Accounts payable and accrued expenses	5,371	8,000
Other reinsurance balances	203	210
Other liabilities	1,335	1,238
Total liabilities	71,991	65,719
Minority interest in subsidiary	3,224	3,112
Equity:
Unassigned equity	34,474	34,029
Accumulated other comprehensive income:
Unrealized gains in investments, net of deferred income taxes	4,001	2,988
Total equity	38,475	37,017
Total liabilities and equity	$113,690	$105,848

See accompanying notes to condensed consolidated financial statements.

MERCER MUTUAL INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

Nine Months Ended September 30, 2003 and 2002

	2003	2002
	(Dollars in thousands)
	(Unaudited)
Revenue:
Net premiums earned	$34,762	$29,607
Investment income, net of expenses	1,221	1,620
Net realized investment gains (losses)	130	(270)
Other revenue	292	245
Total revenue	36,405	31,202
Expenses:
Losses and loss adjustment expenses	19,600	14,657
Amortization of deferred policy acquisition costs	9,396	7,951
Other expenses	6,587	5,823
Stock conversion expenses	65	—
Total expenses	35,648	28,431
Income before income taxes and minority interest in income of subsidiary	757	2,771
Income taxes	188	857
Income before minority interest in income of subsidiary	569	1,914
Minority interest in income of subsidiary	(124)	(79)
Net income	$445	$1,835

See accompanying notes to condensed consolidated financial statements.

MERCER MUTUAL INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

Three Months Ended September 30, 2003 and 2002

	2003	2002
	(Dollars in thousands)
	(Unaudited)
Revenue:
Net premiums earned	$12,379	$10,611
Investment income, net of expenses	400	525
Net realized investment gains (losses)	167	(282)
Other revenue	101	84
Total revenue	13,047	10,938
Expenses:
Losses and loss adjustment expenses	6,859	5,166
Amortization of deferred policy acquisition costs	3,325	2,704
Other expenses	2,571	2,408
Stock conversion expenses	3	—
Total expenses	12,758	10,278
Income before income taxes and minority interest in income of subsidiary	289	660
Income taxes	84	227
Income before minority interest in income of subsidiary	205	433
Minority interest in income of subsidiary	(33)	(35)
Net income	$172	$398

See accompanying notes to condensed consolidated financial statements.

MERCER MUTUAL INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Nine Months Ended September 30, 2003 and 2002

	2003	2002
	(Dollars in thousands)
	Unaudited

Balance, beginning of period	$37,017	$35,397
Net income	445	1,835

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period, net of related income tax expense (benefit) of $566, and $(608)	1,099	(1,181)

Less reclassification adjustment for (gains) losses included in net income, net of related income tax benefit (expense) of $(44) and $91	(86)	179
	1,013	(1,002)
Comprehensive income	1,458	833
Balance, end of period	$38,475	$36,230

See accompanying notes to consolidated financial statements.

MERCER MUTUAL INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2003 and 2002

	September 30,
	2003	2002
	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$445	$1,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	974	579
Net accretion of discount	(50)	(193)
Net realized investment (gains) losses	(130)	270
Deferred income tax	(234)	(640)
Change in assets and liabilities:
Premiums receivable	(2,251)	(1,933)
Reinsurance receivables	(879)	1,976
Prepaid reinsurance premiums	(379)	(365)
Deferred policy acquisition costs	(963)	(486)
Other assets	(1,522)	(579)
Losses and loss expenses	3,962	920
Unearned premiums	4,849	3,505
Other liabilities	(2,413)	699
Net cash provided by operating activities	1,409	5,588
Cash flows from investing activities:
Purchase of fixed income securities, available-for-sale	(23,189)	(25,753)
Purchase of equity securities	(3,342)	(3,619)
Sale and maturity of fixed income securities available-for-sale	23,694	26,903
Sale of equity securities	4,424	2,017
Purchase of property and equipment	(1,776)	(2,183)
Net cash used in investing activities	(189)	(2,635)
Cash flows from financing activities:
Proceeds from sale of securities in subsidiary to minority interest shareholder	—	689
Net increase in cash and cash equivalents	1,220	3,642
Cash and cash equivalents at beginning of period	7,201	8,435
Cash and cash equivalents at end of period	$8,421	$12,077
Cash paid during the period for:
Interest	$36	$25
Income taxes	$0	$1,130

See accompanying notes to condensed consolidated financial statements.

MERCER MUTUAL INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

(1)                                 Basis of Presentation

The financial information for the interim periods included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2002 included in the Company’s registration statement no. 333-104897 filed with the SEC.

(2)                                 New Accounting Pronouncements

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which provides guidance on how an entity classifies and measures such instruments. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement requires cumulative effect transition for financial instruments existing at adoption date. Adoption of this statement did not result in any changes to the Company’s financial position or its results of operations.

(3)                                 Segment Information

The Company manages its business in three segments: commercial lines insurance, personal lines insurance, and investments. The commercial lines insurance and personal lines insurance segments are managed based on underwriting results determined in accordance with accounting principles generally accepted in the United States of America, and the investment segment is managed based on after-tax investment returns.

Underwriting results for commercial lines and personal lines take into account premiums earned, incurred losses and loss adjustment expenses, and underwriting expenses. The investments segment is evaluated by consideration of net investment income, (investment income less investment expenses), and realized gains and losses.

In determining the results of each segment, assets are not allocated to segments and are reviewed in the aggregate for decision-making purposes.

Financial data by segment is as follows for the nine months ended September 30, 2003 and 2002:

	Nine Months Ended September 30,
	2003	2002
Revenues:
Net premiums earned:
Commercial lines	$18,569	$14,490
Personal lines	16,193	15,117
Total net premiums earned	34,762	29,607
Net investment income	1,221	1,620
Realized investment gains (losses)	130	(270)
Other	292	245
Total Revenues	36,405	31,202

Income before income taxes:
Underwriting income (loss):
Commercial lines	2,568	2,386
Personal lines	(3,389)	(1,210)
Total underwriting income (loss)	(821)	1,176
Net investment income	1,221	1,620
Realized investment gains (losses)	130	(270)
Other	227	245
Income before income taxes and minority interest in income of subsidiary	$757	$2,771

Financial data by segment is as follows for the three months ended September 30, 2003 and 2002:

	Three Months Ended September 30,
	2003	2002
Revenues:
Net premiums earned:
Commercial lines	$6,881	$5,540
Personal lines	5,498	5,071
Total net premiums earned	12,379	10,611
Net investment income	400	525
Realized investment gains (losses)	167	(282)
Other	101	84
Total Revenues	$13,047	$10,938

Income before income taxes:
Underwriting income (loss):
Commercial lines	$899	$950
Personal lines	(1,275)	(617)
Total underwriting income (loss)	(376)	333
Net investment income	400	525
Realized investment gains (losses)	167	(282)
Other	98	84
Income before income taxes and minority interest in income of subsidiary	$289	$660

(4)                                 Reinsurance

Premiums earned are net of amounts ceded of $7,087 and $5,068 for the nine months ended September 30, 2003 and 2002, respectively, and $2,428 and $1,616  for the three months ended September 30 2003 and 2002, respectively. Losses and loss adjustment expenses are net of amounts ceded of $2,122 and $132 for the nine months ended September 30, 2003 and 2002, respectively, and $1,513 and $(97) for the three months ended September 30, 2003 and 2002, respectively.

(5)                                 Comprehensive Income

The Company’s comprehensive income for the nine month periods and three month periods ended September 30, 2003 and 2002 are as follows:

	Nine Months ended September 30
	2003	2002

Net income	$445	$1,835

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period, net of related income tax expense (benefit) of $566, and $(608)	1,099	(1,181)

Less reclassification adjustment for (gains) losses included in net income, net of related income tax benefit (expense) of $(44) and $91	(86)	179
	1,013	(1,002)
Comprehensive Income	$1,458	$833

	Three Months ended September 30
	2003	2002
	(Dollars in thousands)

Net income	$172	$398

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period, net of related income tax expense (benefit) of $89, and $(323)	173	(627)

Less reclassification adjustment for (gains) losses included in net income, net of related income tax benefit (expense) of $(57) and $96	(110)	186
	63	(441)
Comprehensive Income	$235	$(43)

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following presents management’s discussion and analysis of our financial condition and results of operations as of the dates and for the periods indicated. You should read this discussion in conjunction with the condensed consolidated financial statements and notes thereto included in this report. This discussion contains forward-looking information that involves risks and uncertainties. Actual results could differ significantly from these forward-looking statements. See “Forward-Looking Statements”.

Overview

Mercer Mutual is a Pennsylvania mutual insurance company that underwrites property and casualty insurance in New Jersey and Pennsylvania. Our consolidated operating insurance company subsidiaries are:

•        Mercer Insurance Company of New Jersey, Inc., a New Jersey property and casualty stock insurance corporation that currently offers only workers’ compensation insurance to businesses located in New Jersey; and

•        Franklin Insurance Company, a property and casualty stock insurance company offering private passenger automobile and homeowners insurance to individuals located in Pennsylvania.

Mercer Mutual is in the process of converting from the mutual to the stock form of organization, subject to the approval of its eligible policyholders. Mercer Insurance Group, Inc. was formed to become the holding company for Mercer Mutual upon completion of the conversion, and currently has no significant assets or liabilities and no operations. After the conversion, its primary assets will be all of the outstanding capital stock of Mercer Mutual and a portion of the net proceeds of the conversion. Upon completion of the conversion, the name of Mercer Mutual will become Mercer Insurance Company. As part of the conversion, Mercer Insurance Group, Inc. offered 6,261,111 shares of its common stock at a purchase price of $10.00 per share. The offering period ended on December 3, 2003, and during that period we received subscriptions for all of the offered shares. We anticipate that December 12, 2003, will be the effective date of the conversion. After the completion of the conversion, the consolidated financial statements of Mercer Mutual prior to the conversion will become the consolidated financial statements of Mercer Insurance Group, Inc.

We report our operating results in three operating segments: commercial lines insurance, personal lines insurance and the investment function. See Note 3 of the notes to our condensed consolidated financial statements included in this report. However, assets are not allocated to segments and are reviewed in the aggregate for decision-making purposes. Our commercial lines insurance business consists primarily of multi-peril and general liability and related coverages. Our personal lines insurance business consists primarily of homeowners and private passenger automobile insurance coverages. We market both the commercial and personal insurance lines through independent producers.

Critical Accounting Policies

General.  We are required to make estimates and assumptions in certain circumstances that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on historical developments, market conditions, industry trends and other information that we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions, and that reported results of operation will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. We believe the following policies are the most sensitive to estimates and judgments.

Liabilities for Loss and Loss Adjustment Expenses.  The liability for losses and loss adjustment expenses represents estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported to our insurance companies. The amount of loss reserves for reported claims is based primarily upon a case-by-case evaluation of the type of risk involved, knowledge of the circumstances surrounding each claim and the insurance policy provisions relating to the type of loss. The amounts of loss reserves for unreported claims and loss adjustment expenses are determined using historical information by line of insurance as adjusted to current conditions. Inflation is implicitly provided for in the reserving function through analysis of costs, trends and reviews of historical reserving results.

Reserves are closely monitored and are recomputed periodically using the most recent information on reported claims and a variety of statistical techniques. Specifically, on a quarterly basis, we review, by line of business, existing reserves, new claims, changes to existing case reserves, and paid losses with respect to the current and prior accident years. We use historical paid losses and accident year data to derive expected ultimate loss and loss adjustment expense ratios by line of business. We then apply these expected loss and loss adjustment expense ratios to in-force business to derive a reserve level for each line of business. This amount, together with reserves required by new reported claims and changes to existing case reserves, is compared to existing reserves to establish the addition to reserves that is required. In connection with the determination of the reserves, we also consider other specific factors such as recent weather-related losses, trends in historical paid losses, and legal and judicial trends with respect to theories of liability. Because of the nature of our business, which generally provides coverage for short-term risks, loss development is comparatively rapid and historical paid losses have been a reliable predictive measure of future losses.

Nevertheless, reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at September 30, 2003. Changes in estimates or differences between estimates and amounts ultimately paid are reflected in current operations. Loss reserving techniques and assumptions have been consistently applied during the periods presented. The table below summarizes the effect on net loss reserves and surplus in the event of reasonably likely changes in the variables evaluated in establishing loss and loss adjustment expense reserves. The range of reasonably likely changes was established based on a review of changes in accident year development by line of business and applied to loss reserves as a whole. The selected changes do not indicate what could be the potential best or worst case scenarios:

Change in Loss and Loss Adjustment Reserves Net of Reinsurance	Adjusted Loss and Loss Adjustment Reserves Net of Reinsurance as of September 30, 2003	Percentage Change in Equity as of September 30, 2003 (1)	Adjusted Loss and Loss Adjustment Reserves Net of Reinsurance as of December 31, 2002	Percentage Change in Equity as of December 31, 2002 (1)
(Dollars in thousands)
-10.0%	27,415	5.2%	$24,478	4.8%
-7.5%	28,176	3.9%	25,158	3.6%
-5.0%	28,938	2.6%	25,838	2.4%
-2.5%	29,699	1.3%	26,518	1.2%
Base	30,461	—	27,198	—
2.5%	31,223	-1.3%	27,878	-1.2%
5.0%	31,984	-2.6%	28,558	-2.4%
7.5%	32,746	-3.9%	29,238	-3.6%
10.0%	33,507	-5.2%	29,918	-4.8%

(1)                                  Net of Tax

The property and casualty industry has incurred substantial aggregate losses from claims related to asbestos-related illnesses, environmental remediation, product and construction defect liability, mold, and other uncertain exposures. We have not experienced significant losses from these types of claims.

In the discussions that follow, we use the term “loss development,” which refers to the calendar year income statement impact of changes in the provision for loss and loss adjustment expenses incurred in prior accident years.

The table below summarizes loss and loss adjustment reserves by major line of business:

	September 30,	December 31,
	2003	2002	2001
	(Dollars in thousands)
Commercial lines:
Commercial multi-peril	$6,548	$6,017	$5,098
Other liability	7,982	6,390	7,927
Workers’ compensation	4,565	4,224	3,935
Commercial automobile	2,141	1,886	1,763
Fire, allied, inland marine	125	119	1,149
	21,361	18,636	19,872
Personal lines:
Homeowners	9,716	8,896	7,801
Personal automobile	2,508	2,070	1,343
Fire, allied, inland marine	533	477	736
Other liability	1,122	1,201	1,257
Workers’ compensation	70	68	50
	13,949	12,712	11,187
Total	$35,310	$31,348	$31,059

Investments.  Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in owners’ equity as a component of comprehensive income and, accordingly, have no effect on net income. A decline in fair value of an investment below its cost that is deemed other than temporary is charged to earnings as a realized loss. We monitor our investment portfolio and review investments that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary. These evaluations involve judgment and consider the magnitude and reasons for a decline and the prospects for the fair value to recover in the near term. In the nine months ended September 30, 2003 and 2002, we recorded a pre-tax charge to earnings of $445,000, and $667,000, respectively, and in the three months ended September 30, 2003 and 2002, we recorded a pre-tax charge to earnings of $0 and $385,000, respectively. These charges are primarily with respect to equity securities that we determined were other than temporarily impaired. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

We generally apply the following standards in determining whether the decline in fair value of an investment is other than temporary:

Equities – If an equity security has a fair value below 50% of cost or remains below 80% of cost for more than three months, a review of the financial condition and prospects of the company is performed by the Investment Committee of the Board of Directors to determine if the decline in fair value is other than temporary. A specific determination is made for any such security. Other equity securities in an unrealized loss position not meeting these quantitative thresholds are evaluated considering, among other things, the magnitude and reasons for the decline and the prospects for the fair value of the securities to recover in the near term. If it is determined that the decline in fair value is judged to be “other than temporary” then the cost basis of the security is written down to “realizable value” and the amount of the write down accounted for as a realized loss. “Realizable value”

is defined as the quoted market price of the security. Write-down to a value other than the market price requires objective evidence in support of that value. All write downs during 2003 and 2002 have been to quoted market prices.

Fixed Income Securities – A fixed maturity security generally is written down if we are unable to hold or otherwise intend to sell a security with an unrealized loss, or if it is probable that we will be unable to collect all amounts due according to the contracted terms of a debt security not impaired at acquisition.

A fixed maturity security review for collectibility is done if any of the following situations occur:

•             A review of the financial condition and prospects of the company performed by the Investment Committee indicates that the security should be evaluated.

•             Moody’s or Standard & Poors rate the security below investment grade.

•             The security has a fair value below 70% of amortized cost at quarter end due to deterioration in credit quality.

We have one material non-traded security, non-voting common stock in Excess Reinsurance Company, which is carried at $1.2 million. Its fair value is estimated at the statutory book value as reported to the National Association of Insurance Commissioners (NAIC). Other non-traded securities, which are not material in the aggregate, are carried at cost.

Policy Acquisition Costs.  We defer policy acquisition costs, such as commissions, premium taxes and certain other underwriting expenses that vary with and are directly related to the production of business. These costs are amortized over the effective period of the related insurance policies. The method followed in computing deferred policy acquisition costs limits the amount of deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, loss and loss adjustment expenses, and certain other costs expected to be incurred as the premium is earned. Future changes in estimates, the most significant of which is expected loss and loss adjustment expenses, may require acceleration of the amortization of deferred policy acquisition costs.

Reinsurance.  Amounts recoverable from property and casualty reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Amounts paid for reinsurance contracts are expensed over the contract period during which insured events are covered by the reinsurance contracts.

Ceded unearned premiums and reinsurance balances recoverable on paid and unpaid loss and loss adjustment expenses are reported separately as assets, instead of being netted with the appropriate liabilities, because reinsurance does not relieve us of our legal liability to our policyholders. Reinsurance balances recoverable are subject to credit risk associated with the particular reinsurer. Additionally, the same uncertainties associated with estimating unpaid loss and loss adjustment expenses affect the estimates for the ceded portion of these liabilities.

We continually monitor the financial condition of our reinsurers.

Income Taxes.  We use the asset and liability method of accounting for income taxes. Deferred income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the tax bases of our assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The effect of a change in tax rates is recognized in the period of the enactment date.

Results of Operations

Our results of operations are influenced by factors affecting the property and casualty insurance industry in general. The operating results of the United States property and casualty insurance industry are subject to significant variations due to competition, weather, catastrophic events, regulation, general economic conditions, judicial trends, fluctuations in interest rates and other changes in the investment environment.

Our premium growth and underwriting results have been, and continue to be, influenced by market conditions. Pricing in the property and casualty insurance industry historically has been cyclical. During a soft market cycle, price competition makes it difficult to attract and retain properly priced personal and commercial lines business. Our policy is to maintain our disciplined underwriting and pricing standards during soft markets, even at the expense of premium growth. The insurance industry is currently experiencing a hard market cycle during which price competition is less significant than during a soft market cycle, although some pricing competition is evident currently in lines of business which are predominantly property exposures. Therefore, during a hard market cycle insurers are able to increase premiums and receive a more acceptable profit margin. A hard market typically has a positive effect on premium growth.

On June 1, 2001, we acquired 49% of the outstanding shares of common stock of Franklin Holding and thereafter consolidated the financial condition and results of operations of Franklin Holding with Mercer Mutual. For the period between June 1, 2001 and September 30, 2003, we allocated a portion of Franklin Holding’s net income or loss to the minority interest in Franklin Holding. This resulted in allocations of income to minority interest of $124,000 and $79,000 for the nine months ended September 30, 2003 and 2002, respectively, and $33,000 and $35,000 for the three months ended September 30, 2003 and 2002, respectively. Immediately after the completion of the conversion, we will acquire the remaining outstanding shares of common stock of Franklin Holding in exchange for 502,525 shares of Holding Company common stock, as projected through the anticipated conversion completion date. As a result of our purchase of these remaining shares, Franklin Holding will be a wholly owned subsidiary of Mercer Mutual.

Nine Months and three months Ended September 30, 2003 Compared to Nine Months and three months Ended September 30, 2002

For the nine months ended September 30, 2003, Mercer Mutual had net income of $445,000 compared to $1.8 million for the nine months ended September 30, 2002, a decline of 75.3%. Although the underwriting gain from our commercial lines segment for the nine months ended September 30, 2003, increased from the prior comparable period by $182,000 to $2.6 million, our personal lines segment incurred an underwriting loss of $3.4 million, which is an increased loss of $2.2 million over the prior comparable period. See note 3 of the notes to our condensed consolidated financial statements for the nine months ended September 30, 2003 and 2002 included in this 10-Q for a reconciliation of underwriting gain (loss) by segment to consolidated amounts determined in accordance with GAAP. In our investment segment, net investment income decreased in the nine months ended September 30, 2003 by $399,000 to $1,221,000 compared to the same period in 2002, and net realized gains were $130,000 as compared to a net realized loss of $270,000 for the same period in 2002.

For the three months ended September 30, 2003, Mercer Mutual had net income of $172,000 compared to $398,000 for the three months ended September 30, 2002, a decline of 56.8%. The underwriting gain from our commercial lines segment for the three months ended September 30, 2003 decreased only marginally from the prior comparable period by $51,000 to $899,000. The personal lines segment incurred an underwriting loss of $1.3 million, which represented an increased loss of $658,000 from the prior comparable period. In our investment segment, net investment income decreased in the three months ended September 30, 2003, by $125,000 to $400,000 compared to the same period in 2002, and net realized gains were $167,000 as compared to a net realized loss of $282,000 for the same period in 2002.

Total revenues for the nine months ended September 30, 2003, were $36.4 million, which were $5.2 million, or 16.7%, greater than revenues of $31.2 million for the nine months ended September 30, 2002. This increase was due to a $5.2 million increase in net premiums earned for the nine months ended September 30, 2003, offset by a decrease in revenues from investments, as compared to the nine months ended September 30, 2002.

Total revenues for the three months ended September 30, 2003, were $13.0 million, which were $2.1 million, or 19.3%, greater than revenues of $10.9 million for the three months ended September 30, 2002. This increase was due to a $1.8 million increase in net premiums earned for the three months ended September 30, 2003, offset by a decrease in revenues from investments, as compared to the three months ended September 30, 2002.

Direct premiums written increased by 21.3% to $45.6 million for the nine months ended September 30, 2003, from $37.6 million for the nine months ended September 30, 2002, and consisted of $26.5 million of commercial lines premiums and $19.1 million of personal lines premiums for the nine months ended September 30, 2003, compared to $20.3 million in commercial lines premiums and $17.3 million in personal lines premiums for the same period in 2002. Net premiums earned increased by 17.4% to $34.8 million from $29.6 million for the comparable period. Commercial lines comprised $18.6 million and personal lines comprised $16.2 million of net premiums earned in the nine months ended September 30, 2003, compared to $14.5 million and $15.1 million, respectively, in the nine months ended September 30, 2002. The overall increases in direct premiums written and net premiums earned are generally attributable to firmer pricing but also represent continued strong growth in our commercial lines business.

Direct premiums written increased by 15.1% to $15.1 million for the three months ended September 30, 2003, from $13.1 million for the three months ended September 30, 2002, and consisted of $8.1 million of commercial lines premiums and $7.0 million of personal lines premiums for the three months ended September 30, 2003, compared to $6.7 million in commercial lines premiums and $6.4 million in personal lines premiums for the same period in

2002. Net premiums earned increased by 16.7% to $12.4 million from $10.6 million for the comparable period. Commercial lines comprised $6.9 million and personal lines comprised $5.5 million of net premiums earned in the three months ended September 30, 2003, compared to $5.5 million and $5.1 million, respectively, in the three months ended September 30, 2002. Firmer pricing and continued commercial lines growth were responsible for the growth in the 2003 quarter over the prior year quarter.

Consistent with our goal of increasing commercial business, we increased direct commercial multi-peril premiums written, the largest component of our commercial lines segment, by 41.4% to $13.4 million for the nine months ended September 30, 2003, compared to $9.5 million for the comparable prior period, and increased commercial multi-peril net premiums earned by 30.1% to $9.1 million for the nine months ended September 30, 2003, compared to $7.0 million for the nine months ended September 30, 2002. We expect this trend of increasing commercial writings to continue.

For the same comparative periods, net premiums earned for our homeowners insurance, the largest component of our personal lines segment, increased 4.5% to $9.3 million for the nine months ended September 30, 2003, compared to $8.9 million for the comparable period in 2002, while the increase in homeowners direct premiums written increased 8.6% to $11.0 million for the nine months ended September 30, 2003, from $10.1 million for the nine months ended September 30, 2002. For the three months ended September 30, 2003, net premiums earned for our homeowners insurance, the largest component of our personal lines segment, increased 5.8% to $3.1 million, compared to $3.0 million for the comparable period in 2002, while the increase in homeowners direct premiums written increased 6.9% to $4.1 million for the three months ended September 30, 2003, from $3.9 million for the three months in 2002. The growth rate for homeowners insurance reflects the reclassification of certain homeowners risks from our preferred program to our standard program. Premiums are higher for the standard program compared to the preferred program.

Personal automobile direct written premiums, written exclusively in Pennsylvania, increased 17.2% to $6.0 million for the nine months ended September 30, 2003, compared to $5.1 million for the same period in 2002. Net earned premiums for personal automobile increased by 16.9% to $5.1 million for the nine months ended September 30, 2003, from $4.3 million for the nine months ended September 30, 2002. Net earned premiums for personal automobile increased by 16.9% to $1.8 million for the three months ended September 30, 2003, from $1.5 million for the three months ended September 30, 2002. Despite the increases in personal lines premiums, we will continue to principally focus on commercial lines growth.

Net investment income decreased $399,000, or 24.6%, to $1,221,000 for the nine months ended September 30, 2003, compared to the same period in 2002, due to declining interest rates and an increase in investment expenses. For the three months ended September 30, 2003 and 2002, net investment income decreased $125,000, or 23.8%, to $400,000, due to declining interest rates. Net realized investment gains increased by $400,000 for the nine months ended September 30, 2003 to $130,000 compared to $(270,000) for the nine months ended September 30, 2002, and increased $449,000 to $167,000 for the three months ended September 30, 2003, as compared to $(282,000) for the same period in the prior year.

For the nine months ended September 30, 2003, the realized investment gains of $130,000 were comprised of gains on securities sales of $887,000, offset by other than temporary writedowns of $445,000 and losses on securities sales of $312,000. The losses from securities sales were comprised of $35,000 from the sale of bonds and $277,000 from the sale of equities. The following table summarizes the period of time that equity securities sold at a loss during the nine months ended September 30, 2003 had been in a continuous unrealized loss position:

Period of time in an Unrealized loss position	Fair Value on Sale Date	Reali -zed Loss
	(Dollars in thousands)
0-6 months	$100	$6
7-12 months	417	206
More than 12 months	265	65
Total	$782	$277

The equity securities sold at a loss had been expected to appreciate in value but after reevaluation were sold so that sale proceeds could be reinvested. Securities were sold due to a desire to reduce exposure to certain issuers and industries or in light of changing economic conditions.

For the nine months ended September 30, 2002, the realized investment losses of $270,000 were comprised of gains on securities sales of $500,000, offset by other than temporary writedowns of $667,000 and losses on securities sales of $103,000. The losses from securities sales were comprised of $13,000 from the sale of bonds and $90,000 from the sale of equities.

The following table summarizes the length of time equity securities with unrealized losses at September 30, 2003 have been in an unrealized loss position:

			Length of Unrealized Loss
	Fair Value	Unrealized Losses	Less than 6 months	6 to 12 Months	Over 12 Months (1)
	(Dollars in thousands)
Equity securities
More than 80% of cost	$2,137	$163	$123	$0	$40
Less than 80% of cost	334	102	0	0	102
Total	$2,471	$265	$123	$0	$142

(1)                        Of the $142,000 reflected in this table as having been below cost over 12 months at September 30, 2003, $40,000 pertains to equity securities for which the market price, as of November 30, 2003, has increased to a price in excess of our cost.

For the nine months ended September 30, 2003, we had a combined ratio of 102.4%, a loss and loss adjustment expense ratio of 56.4% and an underwriting expense ratio of 46.0%, compared to a combined ratio of 96.0%, a loss and loss adjustment expense ratio of 49.5% and an underwriting expense ratio of 46.5% for the nine months ended September 30, 2002.

For the three months ended September 30, 2003, we had a combined ratio of 103.0%, a loss and loss adjustment expense ratio of 55.4% and an underwriting expense ratio of 47.6%, compared to a combined ratio of 96.9%, a loss and loss adjustment expense ratio of 48.7% and an underwriting expense ratio of 48.2% for the three months ended September 30, 2002.

In the commercial lines segment for the nine months ended September 30, 2003, we had an underwriting gain of $2.6 million, a combined ratio of 86.2%, a loss and loss adjustment expense ratio of 37.2% and an underwriting expense ratio of 49.0%, compared to an underwriting gain of $2.4 million, a combined ratio of 83.5%, a loss and loss adjustment expense ratio of 34.7% and an underwriting expense ratio of 48.8% for the nine months ended September 30, 2002.

In the commercial lines segment for the three months ended September 30, 2003, we had an underwriting gain of $899,000, a combined ratio of 86.9%, a loss and loss adjustment expense ratio of 39.2% and an underwriting expense ratio of 47.7%, compared to an underwriting gain of $950,000, a combined ratio of 82.9%, a loss and loss adjustment expense ratio of 37.5% and an underwriting expense ratio of 45.4% for the three months ended September 30, 2002.

In the personal lines segment for the nine months ended September 30, 2003, we had an underwriting loss of $3.4 million, a combined ratio of 120.9%, a loss and loss adjustment expense ratio of 78.4% and an underwriting expense ratio of 42.5%, compared to an underwriting loss of $1.2 million, a combined ratio of 108.0%, a loss and loss adjustment expense ratio of 63.7% and an underwriting expense ratio of 44.3% for the nine months ended June September 30, 2002.

In the personal lines segment for the three months ended September 30, 2003, we had an underwriting loss of $1.3 million, a combined ratio of 123.2%, a loss and loss adjustment expense ratio of 75.7% and an underwriting expense ratio of 47.5%, compared to an underwriting loss of $617,000, a combined ratio of 112.1%, a loss and loss adjustment expense ratio of 60.9% and an underwriting expense ratio of 51.2% for the three months ended September 30, 2002.

Net loss and loss adjustment expenses incurred increased overall by $4.9 million, or 33.7%, to $19.6 million for the nine months ended September 30, 2003, from the same period in 2002, and $1.7 million, or 32.8%, to $6.9 million for the three months ended September 30, 2003 over the same period in 2002. The increase in loss and loss adjustment expenses reflects the increase in commercial and personal lines volume and an increase in the frequency of personal lines losses. The increase in personal lines losses is attributable to harsher weather conditions for the nine months ended September 30, 2003, compared to the same period in 2002. After a number of winters with relatively mild weather conditions in our operating region, we experienced one of the coldest winters in recent history. In addition, there was considerably more snow during the first quarter of 2003, compared to the same period in 2002. These conditions lead to losses from frozen pipes, structure collapses and more frequent automobile losses. The increase in these losses is evidenced by the increase in the homeowners loss and loss expense ratio to 77.7% for the nine months ended September 30, 2003, compared to 65.9% for the nine months ended September 30, 2002, and an increase in the personal automobile loss and loss expense ratio to 86.1% for the nine months ended September 30, 2003, compared to 72.8% for the nine months ended September 30, 2002. Loss development of prior year net loss and loss adjustment expense reserves was a favorable $2.0 million and was generally attributable to accident years 1998 through 2002 for commercial multi-peril and commercial workers’ compensation, which accounted for $1.7 million of this favorable development. Loss reserves for the commercial multi-peril and workers’ compensation lines have been established based on company trends and our consideration of industry trends. Recent settlement of reported cases has been favorable. In addition, we originally had expected a development of losses that was more in line with the industry, but this has not occurred. These factors have resulted in the favorable development indicated and are a reflection of the disciplined underwriting employed by the Company. The remainder of the favorable development was spread among other lines of business and resulted from the normal claims review process and not from any change in key assumptions or changes in reserving philosophy.

Underwriting expenses increased by $2.2 million, or 16.0%, to $16.0 million for the nine months ended September 30, 2003, from the same period in 2002, and $784,000, or 15.3 % for the three months in 2003 over the same period in 2002. This increase was principally attributable to an increase in expenses due to higher amortization of deferred policy acquisition costs resulting from higher premium volume. We are currently in the process of converting our information system. When completed, we expect some costs to moderate as conversion costs and costs associated with operating dual systems end. These reduced costs will be offset by some higher staffing costs, but we also should be positioned to expand premium volume without material incremental expense because of increased processing capacity.

We also expect underwriting expenses to moderate in future periods because we intend to significantly reduce the amount of business written in Mercer Mutual, the New Jersey business of which became subject to New Jersey’s retaliatory premium tax when it redomesticated to Pennsylvania in 1997. We plan to do this by renewing, to the extent possible, Mercer Mutual premium volume in Mercer Insurance Company of New Jersey, Inc., our New Jersey domestic insurer that is not subject to this retaliatory tax. We have not previously renewed policies in our New Jersey subsidiary because only policyholders of Mercer Mutual, domiciled in Pennsylvania, have subscription and voting rights. Therefore, renewing policies in the New Jersey subsidiary before adoption of the Plan of Conversion would have denied subscription rights to Mercer Mutual’s policyholders and disenfranchised them. The cost of the additional premium tax was $551,000 for the nine months ended September 30, 2003, and $450,000 for the nine months ended September 30, 2002, and $187,000 and $162,000 for the three month periods ending September 30, 2003 and 2002, respectively.

Federal income tax expense was $188,000 for the nine months ended September 30, 2003, an effective rate of 24.8%, compared to $857,000, an effective rate of 30.9%, in 2002. The decrease in the effective tax rate for the nine months ended September 30, 2003, is attributable to tax-exempt investment income being a larger percentage of net income.

Federal income tax expense was $84,000 for the three months ended September 30, 2003, an effective rate of 29.1%, compared to $227,000, an effective rate of 34.4%, in 2002. The decrease in the effective tax rate for the three months ended September 30, 2003, is attributable to the larger percentage of net income represented by tax-exempt investment income.

Effect of Conversion on Our Future Financial Condition and Results of Operations

Our future financial condition and results of operations will be affected by Mercer Mutual’s conversion to stock and the related transactions. Upon completion of the conversion, we estimate our consolidated shareholders’ equity will be between $78.5 million and $97.1 million, an increase of approximately 104.0% to 152.3% over the consolidated surplus of Mercer Mutual at September 30, 2003. This increased capitalization should permit us to (i) increase direct premium volume to the extent competitive conditions permit, (ii) increase net premium volume by decreasing our reliance on reinsurance, and (iii) enhance investment income by increasing our investable capital.

ESOP

In connection with the conversion, the Employee Stock Ownership Plan (ESOP) intends to finance the purchase of 10% of the common stock issued in the conversion with the proceeds of a loan from Mercer Insurance Group, and Mercer Mutual will make annual contributions to the ESOP sufficient to repay that loan, which we estimate will total, on a pre-tax basis, between $512,000 and $770,000 annually.

Holding Company Purchase of Common Stock

Mercer Insurance Group has adopted a stock-based incentive plan, subject to the approval of its shareholders at Mercer Insurance Group’s 2004 annual meeting of shareholders.  Pursuant to that plan, Mercer Insurance Group may issue a total number of shares equal to 14% of the shares of common stock that were issued in the conversion. Of this amount, an amount equal to 4% of the shares of common stock issued in the conversion may be used to make restricted stock awards under the stock-based incentive plan.

Following the proposed implementation of the stock-based incentive plan in 2004, the Holding Company may purchase shares of its common stock in the open market and contribute those shares to the stock-based incentive plan for use in making restricted stock awards under that plan. Any such purchase will require the prior approval of the Pennsylvania Insurance Department.

The fair market value of any common stock used for restricted stock awards will initially represent unearned compensation. As Mercer Insurance Group accrues compensation expense to reflect the vesting of such shares, unearned compensation will be reduced accordingly. This compensation expense will be deductible for federal income tax purposes upon vesting.

Liquidity and Capital Resources

Our insurance companies generate sufficient funds from their operations and maintain a high degree of liquidity in their investment portfolios. The primary source of funds to meet the demands of claim settlements and operating expenses are premium collections, investment earnings and maturing investments. As of September 30, 2003, Mercer Mutual has plans to spend $2.5 million for the expansion of its existing facilities in Pennington, New Jersey. We are also in the process of building an information system platform that will allow our producers to conduct their business through the Internet or through the method they have historically used. As of September 30, 2003, we have spent $2.1 million on the development of this platform, which includes license fees for software used in the platform. It should be completed by June 30, 2005, at an additional cost of $1.0 million. As they are incurred, these costs are capitalized and amortized over a five-year period once the corresponding asset is placed in service. Mercer Mutual possesses sufficient resources for these future expenditures without incurring any debt.

Our insurance companies maintain investment and reinsurance programs that are intended to provide sufficient funds to meet their obligations without forced sales of investments. They maintain a portion of their investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

The principal source of liquidity for Mercer Insurance Group will be the net proceeds it retains from the conversion stock offering, and dividend payments and other fees received from Mercer Mutual. For a period of three years after the conversion, Mercer Mutual may not declare or pay any dividend to Mercer Insurance Group without the approval of the Pennsylvania Insurance Department. After this three-year period, Mercer Mutual will be restricted by the insurance laws of Pennsylvania as to the amount of dividends or other distributions it may pay to its holding company. Under Pennsylvania law, there is a maximum amount that may be paid by Mercer Mutual during any twelve-month period after notice to, but without prior approval of, the Pennsylvania Insurance Department. This limit is the greater of 10% of Mercer Mutual’s statutory surplus as reported on its most recent annual statement filed with the Pennsylvania Insurance Department, or the net income of Mercer Mutual for the period covered by such annual statement.

If the dividend restrictions related to the conversion were not in effect, then as of December 31, 2002, the amounts available for payment of dividends from Mercer Mutual in 2003, without the prior approval of the Pennsylvania Insurance Department would have been approximately $2.9 million.

Prior to its payment of any dividends to Mercer Mutual, Mercer Insurance Company of New Jersey, Inc. is required to provide notice of the dividends to the New Jersey Department of Banking and Insurance. New Jersey law sets the maximum amount of dividends that may be paid, which amount cannot exceed the greater of 10% of Mercer Insurance Company of New Jersey, Inc.’s statutory surplus as reported on the most recent annual statement filed with New Jersey, or the net income, not including realized capital gains, for the period covered by the annual statement. The New Jersey Department has the power to limit or prohibit dividend payments if certain conditions exist. These restrictions or any subsequently imposed restrictions may affect our future liquidity. As of December 31, 2002, the amount available for payment of dividends by Mercer Insurance Company of New Jersey, Inc. to Mercer Mutual in 2003 without the prior approval of New Jersey Department of Banking and Insurance is approximately $887,000.

As a Pennsylvania domiciled insurance company, dividends payable to Mercer Mutual by Franklin Insurance Company are subject to the same formula limitation described above for Mercer Mutual. As of December 31, 2002, the amount available for payment of dividends from Franklin Insurance Company to Mercer Mutual in 2003, without the prior approval of the Pennsylvania Insurance Department, is approximately $355,000.

Total assets increased 7%, or $7.8 million, at September 30, 2003 from December 31, 2002. Increased premium volume drove increases in premium receivables of $2.3 million and deferred policy acquisition costs of $1.0 million. Reinsurance recoverable on unpaid losses and loss expenses increased $879,000 due to loss activity above the Company’s loss retention under its reinsurance agreements, and cash balances increased $1.2 million principally due to cash provided by operations.

Total liabilities increased 10%, or $6.3 million, at September 30, 2003 from December 31, 2002. Increased premium volume is primarily responsible for the increase in unearned premium reserves of $4.8 million. Loss and loss expense reserves increased $4.0 million as a result of premium volume increases and the related increases in loss exposures. Accounts payable and accrued expenses decreased by $2.6 million due primarily to the payment under protest of the contested New Jersey retaliatory premium taxes discussed above in connection with underwriting expenses.

Impact of Inflation

Inflation increases consumers’ needs for property and casualty insurance coverage. Inflation also increases claims incurred by property and casualty insurers as property repairs, replacements and medical expenses increase. These cost increases reduce profit margins to the extent that rate increases are not implemented on an adequate and timely basis. We establish property and casualty insurance premiums levels before the amount of losses and loss expenses, or the extent to which inflation may affect these expenses, are known. Therefore, our insurance companies attempt to anticipate the potential impact of inflation when establishing rates. Because inflation has remained relatively low in recent years, financial results have not been significantly affected by inflation.

Off Balance Sheet Commitments and Contractual Obligations

The Company was not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles at September 30, 2003, which would give rise to previously undisclosed market, credit or financing risk.

The company has no significant contractual obligations.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

General.  Market risk is the risk that we will incur losses due to adverse changes in market rates and prices. We have exposure to three principal types of market risk through our investment activities: interest rate risk, credit risk and equity risk. Our primary market risk exposure is to changes in interest rates. We have not entered, and do not plan to enter, into any derivative financial instruments for hedging, trading or speculative purposes.

Interest Rate Risk.  Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. Our exposure to interest rate changes primarily results from our significant holdings of fixed rate investments. Fluctuations in interest rates have a direct impact on the market valuation of these securities.

Equity Risk.  Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. Our exposure to changes in equity prices primarily results from our holdings of common stocks, mutual funds and other equities. Our portfolio of equity securities is carried on the balance sheet at fair value. Therefore, an adverse change in market prices of these securities would result in losses

There have been no material changes in Market Risk from the end of the most recent fiscal year ended December 31, 2002, and the information disclosed in connection therewith.

Item 4.             Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer conclude that the Company’s disclosure controls and procedures are effective as of September 30, 2003.  There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Securities and Exchange Commission rules define “disclosure controls and procedures” as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.                                     Legal Proceedings - None

Item 2.                                     Changes in Securities - None

Item 3.                                     Defaults Upon Senior Securities - None

Item 4.                                     Submission of Matters to Vote of Security Holders - None

Item 5.                                     Other Information - None

Item 6.             Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No.	Title

3.1	Articles of Incorporation of the Company(Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 333-104897 on Form S-4)

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 333-104897 on Form S-4)

10.1	Employment Agreement by and among Mercer Mutual Insurance Company, Bicus Services Corporation, and David B. Merclean (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(b)      Reports on Form 8-K - None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INSURANCE GROUP, INC.
(Registrant)

Dated: December 11, 2003	By	/s/Andrew R. Speaker
Andrew R. Speaker
President and Chief
Executive Officer

Dated: December 11, 2003	By	/s/ David B. Merclean
David B. Merclean
Chief Financial Officer