Form 10-K
period 2003-12-31
MERCER INSURANCE GROUP INC
filed 2004-03-30
CIK 1050690

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2003 or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

transition period from                    to                   .

Commission file number 000-25425

MERCER INSURANCE GROUP, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2934601
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 North Highway 31
P.O. Box 278
Pennington, NJ 08534
(Address of principal executive offices)

(609) 737-0426
Registrant’s telephone number, including area code:

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock (no par value)

Title of Each Class:
Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

        ☒ Yes             ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

       ☐ Yes               ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of the last business day of the Registrant’s most recently completed second fiscal quarter was: (Mercer Insurance Group, Inc. was not publicly traded at the measurement date.)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of March 22 , 2004.

Common Stock, no par value: 6,845,733

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

FORM 10-K

For the year Ended December 31, 2003

ii

PART I

ITEM 1.     BUSINESS

THE CONVERSION TRANSACTION AND THE HOLDING COMPANY

Mercer Insurance Group, Inc. (the “Company” or the “Holding Company”) is a holding company owning all of the outstanding shares of Mercer Insurance Company, the company resulting from the conversion of Mercer Mutual Insurance Company from the mutual to the stock form of organization on December 15, 2003 (the “Conversion”). Prior to the Conversion, and since 1844, Mercer Mutual Insurance Company was engaged in the business of selling property and casualty insurance.

The Company had no activity prior to the Conversion, and was formed for the purpose of owning all of the stock of the Mercer Mutual Insurance Company after the Conversion. At the time of the Conversion, 6,845,733 shares of Mercer Insurance Group, Inc. were issued (including 502,525 shares issued immediately after the Conversion to acquire the remaining 51% of common stock as well as all manditorily redeemable preferred stock of Franklin Holding Company, Inc., of which Mercer Mutual Insurance Company had acquired 49% for cash in 2001) with net cash proceeds of approximately $53 million received by the Company in exchange for the shares. Also included in the total shares are 626,111 shares issued in the Conversion to the Mercer Insurance Group, Inc. Employee Stock Ownership Plan, (the “ESOP”) as to which no cash proceeds were received because the ESOP funded the purchase of these shares with a loan from the Company.  It is expected that the shares held by the ESOP will be allocated to participants accounts evenly over a ten-year period, with the first annual allocation occurring in December, 2003, in the amount of 62,611 shares.

Mercer Mutual Insurance Company, a Pennsylvania domiciled company, changed its name to Mercer Insurance Company immediately after the Conversion, and became a stock company wholly owned by the Mercer Insurance Group, Inc.

The Company believes that it has greater flexibility to expand its operations and the products and services it offers as a result of its new holding company structure, although presently there are no definitive plans or arrangements for any expansion other than internal growth. The Company will be able to diversify its business through existing or newly formed subsidiaries or through the issuance of capital stock to make acquisitions or to obtain additional capital in the future. Approximately $27 million was contributed to the capital of Mercer Insurance Company after the Conversion.  This increase in surplus will enhance policyholder protection and increase the amount of funds available to support both current operations and future growth.

The Holding Company is subject to regulation by the Pennsylvania Insurance Department and the New Jersey Department of Banking and Insurance as its primary regulators because it is the holding company for Mercer Insurance Company, and, indirectly, Mercer Insurance Company of New Jersey, Inc. and its holding company, Queenstown Holding Company, Inc., and Franklin Holding Company, Inc. and its subsidiary, Franklin Insurance Company.

OVERVIEW OF THE BUSINESS

Mercer Insurance Group, Inc., through its property and casualty insurance subsidiaries, provides of a wide array of property and casualty insurance products designed to meet the insurance needs of consumers and small and medium-sized businesses throughout New Jersey and Pennsylvania. We report our operating results in three segments: commercial lines insurance, personal lines insurance and the investment function. However, assets are not allocated to segments and are reviewed in the aggregate for decision-making purposes. Our insurance products include homeowners, commercial multi-peril, other liability, personal automobile, workers compensation, fire and inland marine and commercial automobile coverages. We market our products through a network of over 300 independent producers in New Jersey and Pennsylvania. The majority of our producers market both commercial and personal lines products. Our insurance companies have been assigned an “A” (Excellent) rating by A.M. Best for 3 years. An “A” rating is the third highest rating out of A.M. Best’s 16 possible rating categories.

Prior to 1997, our business was primarily focused on providing personal lines for New Jersey customers. However, over the past six years we have moved aggressively to expand our commercial and casualty premium volume and geographically diversify our writings into Pennsylvania. In order to attract and retain commercial and casualty business, we have developed insurance programs specifically tailored to meet the needs of particular types of businesses. In 2003, homeowners insurance represented 24.0% of our direct premiums written compared to 43.3% in 1998 and commercial writings represented 58.5%, up from 45.0% in 1998. This significant shift in the mix of our writings occurred despite our acquisition in 2001 of a 49% interest in Franklin Insurance Company whose business consists entirely of personal lines policies (as noted above, the remaining 51% was acquired by the Company immediately after the completion of the Conversion to a publicly-traded company in December, 2003). Direct premiums written in 2003 in the state of Pennsylvania amounted to 23% of our business, with the remaining 77% being written in New Jersey.

OUR INSURANCE COMPANIES

Mercer Insurance Company is a Pennsylvania insurance company that was originally incorporated under a special act of the legislature of the State of New Jersey in 1844 as a mutual insurance company. It commenced operations under the name Mercer County Mutual Fire Insurance Company, subsequently changed its name to Mercer Mutual Insurance Company in 1958, and then to Mercer Insurance Company after the Conversion in 2003. On October 16, 1997, it filed Articles of Domestication with Pennsylvania thereby changing its state of domicile from New Jersey to Pennsylvania. Mercer Insurance Company owns all of the issued and outstanding capital stock of Queenstown Holding Company, Inc., which owns all of the issued and outstanding capital stock of Mercer Insurance Company of New Jersey, Inc. Mercer Insurance Company also owns 49% of the issued and outstanding stock of Franklin Holding Company, Inc., which owns all of the issued and outstanding capital stock of Franklin Insurance Company. The remaining 51% of Franklin Holding Company, Inc. is owned by the Mercer Insurance Group, Inc., which acquired the 51%, as well as all manditorily redeemable preferred stock held by third parties, in exchange for 502,525 of its shares immediately after the Conversion.

Mercer Insurance Company is a property and casualty insurer of small and medium-sized businesses and property owners located in New Jersey and Pennsylvania. It markets commercial multi-peril and homeowners policies, as well as other liability, workers’ compensation, fire, allied, inland marine and commercial automobile insurance through over 300 independent producers. Mercer Insurance Company does not market private passenger automobile insurance in New Jersey. Mercer Insurance Company is subject to examination and comprehensive regulation by the Pennsylvania Insurance Department. See “Business — Regulation.”

Mercer Insurance Company of New Jersey, Inc. is a stock property and casualty insurance company that was incorporated in 1981. It offers only workers’ compensation insurance to businesses located in New Jersey. However, Mercer Insurance Company of New Jersey, Inc. also is authorized to write the same types of insurance offered by Mercer Insurance Company, and will likely expand its business to write more lines of insurance. Mercer Insurance Company of New Jersey, Inc. is subject to examination and comprehensive regulation by the New Jersey Department of Banking and Insurance. See “Business — Regulation.”

Franklin Insurance Company is a stock property and casualty insurance company that was incorporated in 1997. Mercer Insurance Company acquired  49% of the common stock of Franklin Holding Company, Inc. (“Franklin Holding”), on June 1, 2001. Franklin Holding owns 100% of Franklin Insurance Company.  The Company acquired the remaining 51% of Franklin Holding in exchange for its shares immediately after the Conversion. Currently, Franklin Insurance Company offers private passenger automobile and homeowners insurance to individuals located in Pennsylvania. Franklin Insurance Company is represented by approximately 50 independent producers. All transactions conducted between Franklin Insurance Company and its producers are performed electronically. Franklin Insurance Company is subject to examination and comprehensive regulation by the Pennsylvania Insurance Department. See “Business - Regulation.”

OUR BUSINESS STRATEGIES

We continually strive to improve our profitability and reduce the impact of losses on our business. One of our principal objectives for the future is to become a more geographically diverse property and casualty insurer with at least 75% of our direct written premiums consisting of commercial and casualty business that meets our disciplined underwriting standards. By doing so, we believe that our results of operations will improve and we will lessen the impact of property insurance losses. The following discussion describes the strategies we will use to achieve our goals.

Increase our commercial and casualty writings

Over the last six years we have taken, and will continue to take, steps to increase commercial and casualty premium volume. Growth in commercial and casualty lines reduces our personal lines exposure as a percentage of direct written premiums. This reduces the relative adverse impact that weather-related property losses can have on us. Increased commercial lines business also benefits us because we have greater flexibility in establishing rates for these lines.

In order to attract and retain commercial and casualty insurance business, we have developed insurance programs specifically tailored to meet the needs of particular types of businesses. These programs are continually refined and, if successful, expanded based on input from our producers and our marketing personnel.

We have a program that is available for churches, synagogues and other religious institutions. This program includes many preferred coverages and special pricing, and we have policy forms tailored for these institutions. We use this program to attract producers that have substantial books of business with religious institutions.

At December 31, 2003, we had approximately 800 insured religious institutions with direct written premiums of $4.7 million. The performance of this book compares favorably to our commercial segment generally.

In order to complement our existing commercial accounts, we offer a two-tiered pricing approach for commercial automobile insurance covering light to medium weight trucks and business-owned private passenger-type vehicles used for commercial purposes. In addition to a standard rate, we offer a preferred rate for risks meeting specified underwriting standards.

We believe that there is an opportunity to increase our volume of casualty business by: (1) marketing casualty products to existing producers who have supported the establishment and growth of our commercial lines, and (2) forming and developing relationships with new producers that focus on commercial and casualty business. We believe an increasing share of this market is desirable and attainable given our existing relationships with our producers and our insureds, as well as the extensive experience and producer relationships of our commercial business management personnel.

Capital raised in the Conversion is available to supply additional surplus to our insurance companies to support an increase in premium volume resulting from this continued diversification of our business lines.

Diversify our business geographically

For the year ended December 31, 2003, 77% of our business was written in New Jersey. We intend to geographically diversify our risk by increasing our business outside New Jersey. We intend to explore opportunities that may arise in states adjacent to our current operating territories, as well as other states within the Mid-Atlantic and Midwestern United States that have reduced or differentiated weather-related property loss exposure, and where we believe commercial lines insurers generally are permitted to manage risk selection and pricing without undue regulatory interference. We also will evaluate potential business opportunities in other jurisdictions to determine whether they would be a good fit with our businesses. If so, we may explore those opportunities as well.

We expect to accomplish our geographic diversification through the expansion of our existing producer relationships in Pennsylvania and through selective strategic acquisitions. We have no current definitive plans for any such acquisitions.

Attract and retain high-quality producers with diverse customer bases

We believe our insurance companies have a strong reputation for personal attention and prompt, efficient service with producers and insureds. This reputation has allowed us to grow and foster our relationships with many high volume producers. Several of these producers focus primarily on commercial business and are located in areas we have targeted as growth opportunities within Pennsylvania and New Jersey. We intend to focus our marketing efforts on maintaining and improving our relationships with these producers, as well as on attracting new high-quality producers in areas with a substantial potential for growth, particularly in Pennsylvania. We also intend to continue to develop and tailor our commercial programs to enable our products to meet the needs of the customers served by our producers. Our religious institutions, “main street” business, and commercial automobile programs are successful examples of this effort.

Reduce our ratio of expenses to net premiums earned

We are committed to improving our profitability by reducing expenses through the use of enhanced technology and by increasing our premium writings through the strategic deployment of our capital. Currently, we are in the process of converting our information systems from an outside service bureau to an internally staffed system. Our target date for completion of this project is June 30, 2005. When completed, we will be able to eliminate the cost of the outside service bureau. In addition, the additional capital raised in the Conversion will allow us to expand our premium writings while maintaining appropriate premium to surplus ratios. We anticipate that this increase in writings can be achieved without a commensurate increase in expenses, and will therefore help to reduce our expense ratio.

Reduce our reliance on reinsurance

We intend to reduce our reliance on reinsurance by increasing the maximum exposure retained by our insurance companies on individual property and casualty risks. The capital raised in the Conversion and contributed to our insurance subsidiaries is available to support our underwriting. Therefore, this capital will enable us to retain higher maximum exposure amounts under our reinsurance agreements.

We will determine the appropriate increase in our maximum exposure based on a number of factors, which include:

•                  the amount of capital the Company is prepared to dedicate to support its underwriting activities;

•                  our evaluation of our ability to absorb multiple losses; and

•                  the revised terms and limits that we can obtain from our reinsurers.

A decrease in reinsurance would result in a decrease in ceded premiums and a corresponding increase in net premium income, but would increase our potential losses from underwriting. See “Business – Reinsurance” for a description of changes to our reinsurance program as of January 1, 2004.

COMMERCIAL LINES PRODUCTS

The following tables set forth the direct premiums written, net premiums earned, net loss ratios, expense ratios and combined ratios of our commercial lines products on a consolidated basis for the periods indicated:

	Year Ended December 31,
	2003	2002	2001

Direct Premiums Written:
Commercial multi-peril	$18,588	$13,485	$9,689
Other liability	8,944	6,641	4,760
Workers’ compensation	3,971	3,665	2,943
Commercial automobile	3,099	2,787	2,239
Fire, allied, inland marine	1,201	911	675
Total	$35,803	$27,489	$20,306
Net Premiums Earned:
Commercial multi-peril	$12,673	$9,631	$7,101
Other liability	6,295	4,810	3,727
Workers’ compensation	3,700	2,735	2,015
Commercial automobile	2,781	2,478	1,967
Fire, allied, inland marine	515	434	309
Total	$25,964	$20,088	$15,119
Net Loss Ratios:
Commercial multi-peril	30.9%	40.7%	34.8%
Other liability	46.6	21.5	44.5
Workers’ compensation	41.3	38.4	45.8
Commercial automobile	52.8	49.9	58.9
Fire, allied, inland marine	58.6	9.3	69.9
Total	39.1%	36.3%	42.5%
Expense Ratio
Commercial multi-peril	55.8%	54.3%	51.6%
Other liability	47.5	47.7	45.3
Workers’ compensation	31.2	38.4	45.2
Commercial automobile	41.5	42.0	39.3
Fire, allied, inland marine	67.6	68.9	66.3
Total	49.0%	49.3%	47.9%
Combined Ratios(1):
Commercial multi-peril	86.7%	95.0%	86.4%
Other liability	94.1	69.2	89.8
Workers’ compensation	72.5	76.8	91.0
Commercial automobile	94.3	91.9	98.2
Fire, allied, inland marine	126.2	78.2	136.2
Total	88.1%	85.6%	90.4%

(1)       A combined ratio over 100% means that an insurer’s underwriting operations are not profitable.

Commercial Multi-Peril

We write a number of multi-peril policies in New Jersey and Pennsylvania providing property and liability coverage. These policies include larger apartment risks, condominium associations and 3-4 family dwelling policies. Various other risk classes also are written on this policy. As of December 31, 2003, approximately 1,100 multi-peril policies were in force.

We are working to increase market penetration for this product because it includes commercial liability risks that have more flexible and profitable rate structures. One of these marketing initiatives relates to certain habitational classes of business. Due to recent market conditions, we have targeted our business generation efforts toward condominium associations and garden style apartment complexes. Because pricing has returned to more supportable levels, we have taken this opportunity to underwrite many of these businesses.

Many national insurance carriers have decided not to underwrite condominium associations and garden style apartment complexes because of a perceived inability to underwrite such business profitably. This practice of avoiding a class of business due to such an underwriting perception is known as “class underwriting.” Condominium associations and garden style apartment complexes, as a class, have been determined to be unprofitable by many national carriers because the pricing of this business was driven to inefficient levels during the soft market cycle. Therefore, they are avoiding this class of business entirely, and ignoring any individual risks within the class that can be underwritten profitably. This approach by national carriers has provided us greater opportunity to underwrite and price these risks at appropriate levels.

We also have a business owners policy that provides property and liability coverages to small businesses. This product is marketed to several distinct groups: (i) apartment building owners with 75 or fewer units; (ii) condominium associations up to 75 units; (iii) business owners who lease their buildings to tenants; (iv) mercantile business owners, such as florists, delicatessens, and beauty parlors; and (v) offices with owner or tenant occupancies. As of December 31, 2003, approximately 4,200 business owners policies were in force.

We also offer a specialized multi-peril policy specifically designed for religious institutions. This enhanced product includes directors and officers coverage, religious counseling coverage and systems breakdown coverage (through a reinsurance arrangement). Coverage for child care centers and schools also is available. As of December 31, 2003, approximately 800 religious sector insureds were covered under commercial multi-peril policies.

Other Liability

We write liability coverage for insureds who do not have property exposure or whose property exposure is insured elsewhere. The majority of these policies are written for small contractors such as carpenters, painters or electricians, who choose to self-insure small property exposures. Coverage for both premises and a limited amount of products liability exposures are regularly provided. Coverage is provided for other exposures such as vacant land and habitational risks. Approximately 600 commercial general liability and monoline umbrella policies were in force as of December 31, 2003.

Commercial umbrella coverage is available for insureds who insure their primary general liability exposures with us through a business owners, commercial multi-peril, religious institution or commercial general liability policy. This coverage typically has limits of $1,000,000 to $5,000,000, but higher limits are available if needed. To improve processing efficiencies and maintain underwriting standards, we prefer to offer this coverage as an endorsement to the underlying liability policy rather than as a separate stand-alone policy.

Workers’ Compensation

We write workers’ compensation policies in conjunction with an otherwise eligible business owners, commercial multi-peril, religious institution, commercial property or general liability policy. As of December 31, 2003, most of our workers’ compensation insureds have other policies with us. There were approximately 2,400 workers’ compensation policies in effect as of December 31, 2003.

Commercial Automobile

This product is designed to cover light and medium weight trucks used in business, as well as company-owned private passenger type vehicles. Other specialty classes such as church vans and funeral director vehicles also can be covered. The policy is marketed as a companion offering to our business owners, commercial multi-peril, religious institution, commercial property or general liability policies. Approximately 900 commercial automobile policies were in force as of December 31, 2003.

Fire, Allied Lines and Inland Marine

Fire and allied lines insurance generally covers fire, lightning, and removal and extended coverage. Inland marine coverage insures merchandise or cargo in transit and business and personal property. We offer these coverages for property exposures in cases where we are not insuring the companion liability exposures. Generally, the rates charged on these policies are higher than those for the same property exposures written on a multi-peril or business owners policy.

PERSONAL LINES PRODUCTS

The following tables set forth the direct premiums written, net premiums earned, net loss ratios, expense ratios and combined ratios of our personal lines products on a consolidated basis for the periods indicated:

	Year Ended December 31,
	2003	2002	2001

Direct Premiums Written:
Homeowners	$14,695	$13,698	$13,282
Personal automobile	7,881	6,865	4,926
Fire, allied, inland marine	2,183	2,227	2,349
Other liability	544	528	554
Workers’ compensation	46	51	80
Total	$25,349	$23,369	$21,191
Net Premiums Earned:
Homeowners	$12,552	$11,874	$10,951
Personal automobile	6,894	5,948	1,897
Fire, allied, inland marine	2,103	2,162	2,343
Other liability	307	322	348
Workers’ compensation	44	60	70
Total	$21,900	$20,366	$15,609
Net Loss Ratios:
Homeowners	74.3%	68.1%	49.5%
Personal automobile	94.5	67.8	78.4
Fire, allied, inland marine	53.6	14.8	42.8
Other liability	200.3	102.7	57.5
Workers’ compensation	11.1	29.3	0.0
Total	80.3%	62.8%	52.0%
Expense Ratio
Homeowners	44.8%	46.5%	44.6%
Personal automobile	37.8	39.6	49.8
Fire, allied, inland marine	43.7	45.6	42.9
Other liability	33.5	41.4	40.8
Workers’ compensation	26.5	24.7	40.3
Total	42.3%	44.2%	44.8%
Combined Ratios(1):
Homeowners	119.1%	114.6%	94.1%
Personal automobile	132.3	107.4	128.2
Fire, allied, inland marine	97.3	60.4	85.7
Other liability	233.8	144.1	98.3
Workers’ compensation	37.6	54.0	40.3
Total	122.6%	107.0%	96.8%

Homeowners

Our homeowners policy is a multi-peril policy providing property and liability coverages and optional inland marine coverage. The homeowners policy is sold to provide coverage for an insured’s residence. We market both a standard and a preferred homeowner product. The preferred product is offered at a discount to our standard rates to our customers who have a lower risk of loss. As of December 31, 2003, we had approximately 28,000 homeowners policies in force, with 34% of those being the preferred product.

Personal Automobile

We write comprehensive personal automobile coverage including liability, property damage and all state required insurance minimums for individuals domiciled in Pennsylvania. This product is multi-tiered with an emphasis placed on individuals with lower than average risk profiles. As of December 31, 2003, we had approximately 8,100 personal automobile policies in force. We do not write any private passenger automobile products in New Jersey.

Combination Dwelling Policy

Our combination dwelling product is a flexible, multi-line package of insurance coverage. It is targeted to be written on an owner or tenant occupied dwelling of no more than two families. The dwelling policy combines property and liability insurance but also may be written on a monoline basis. The property portion is considered a fire, allied lines and inland marine policy, and the liability portion is considered an other liability policy. Approximately 3,500 combination dwelling policies were in force as of December 31, 2003.

Other Liability

We write personal line excess liability, or “umbrella,” policies covering personal liabilities in excess of amounts covered under our homeowners policies. These policies are available generally with limits of $1 million to $5 million. We do not market excess liability policies to individuals unless we also write an underlying primary liability policy.

Workers’ Compensation

A small portion of our workers’ compensation premiums are considered personal lines insurance because our New Jersey homeowners policy is required to include workers’ compensation coverage for domestic employees.

MARKETING

We market our insurance products in New Jersey and Pennsylvania exclusively through independent producers. All of these producers represent multiple carriers and are established businesses in the communities in which they operate. They generally market and write the full range of our insurance companies’ products. We consider our relationships with our producers to be good.

Our insurance companies manage their producers through quarterly business reviews (with underwriter participation) and establishment of benchmarks/goals for premium volume and profitability. Our insurance companies in recent years have eliminated a number of low volume or unprofitable producers.

For the years ended December 31, 2003 and 2002, our two largest producers accounted for approximately 24% and 23% of our direct premiums written, respectively. One of these agencies is the Davis Insurance Agency which is owned by H. Thomas Davis, Jr., a director and employee of the Company and the founder of Franklin Insurance Company. Pursuant to an Agency Business Agreement dated June 1, 2001, the Davis Insurance Agency has granted to Mercer Insurance Company a right of first refusal to acquire the Davis Insurance Agency upon any proposed sale by Mr. Davis. Under the Agency Business Agreement, the Davis Insurance Agency also has granted to Franklin Insurance Company a right of first refusal on all personal automobile and homeowners insurance produced by the agency. However, the agency may terminate this right if:

(i)      Franklin Insurance Company does not remain reasonably competitive in rates, coverage, service and commissions with the majority of the carriers in its market;

(ii)     Mr. Davis ceases to beneficially own shares of the Company stock in an amount equal to or in excess of the amount he currently owns; or

(iii)    Mercer Insurance company fails to exercise its right of first refusal within the time period required by the agreement.

The other top producer is Brown & Brown, Inc., which is not affiliated with us. No other producer accounted for more than 5% of our direct premiums written. For the years ended December 31, 2003 and 2002, our top 10 producers accounted for 39.8% and 38.7%, respectively, of direct premiums written, with the largest producer generating approximately $7.8 million and $7.1 million of our premium revenue, respectively.

We emphasize personal contact between our producers and the policyholders. We believe that our producers’ fast and efficient service and name recognition, as well as our policyholders’ loyalty to and satisfaction with producer relationships are the principal sources of new customer referrals, cross-selling of additional insurance products and policyholder retention.

Our insurance companies depend upon their producer force to produce new business, to provide customer service, and to be selective underwriters in their screening of risks for our insurance companies to consider underwriting. The network of independent producers also serves as an important source of information about the needs of the communities served by our insurance companies. We use this information to develop new products and new product features.

Producers are compensated through a fixed base commission with an opportunity for profit sharing depending on the producer’s premiums earned and loss experience. They are monitored and supported by our marketing representatives, who are employees of BICUS Services Corporation, a wholly owned subsidiary of Mercer Insurance Company. These representatives also have principal responsibility for recruiting and training new producers.

Our marketing efforts are further supported by our claims philosophy, which is designed to provide prompt and efficient service, resulting in a positive experience for producers and policyholders. We believe that these positive experiences are then conveyed by producers and policyholders to many potential customers.

UNDERWRITING

Our insurance companies write their personal and commercial lines by evaluating each risk with consistently applied standards. We maintain information on all aspects of our business that is regularly reviewed to determine product line profitability. We also employ numerous underwriters, who generally specialize in either personal or commercial lines, and have many years of experience as underwriters. Specific information is monitored with regard to individual insureds to assist us in making decisions about policy renewals or modifications. New risks are frequently inspected to insure they are as desirable as suggested by the application process.

We rely on information provided by our independent producers. Subject to certain guidelines, producers also pre-screen policy applicants. The producers have the authority to sell and bind insurance coverages in accordance with pre-established guidelines. Producers’ results are continuously monitored. On occasion, producers with historically poor loss ratios have had their binding authority removed until more profitable underwriting results were achieved.

CLAIMS

Claims on insurance policies are received directly from the insured or through our independent producers. Claims are then assigned to either an in-house adjuster or an independent adjuster, depending upon the size and complexity of the claim. The adjuster investigates and settles the claim. As of December 31, 2003, we had nine in house adjusters and worked with numerous independent adjusters.

Claims settlement authority levels are established for each claims adjuster based upon his or her level of experience. Multi-line teams exist to handle all claims. The claims department is responsible for reviewing all claims, obtaining necessary documentation, estimating the loss reserves and resolving the claims.

We attempt to minimize claims costs by encouraging the use of alternative dispute resolution procedures. Approximately 17% of all open claims under our policies are in litigation. Litigated claims are assigned to outside counsel.

TECHNOLOGY

When Mercer Mutual was evaluating its acquisition of Franklin Holding and its subsidiary, Franklin Insurance Company, one of Franklin’s attractive features was its information system. Franklin Insurance was formed in 1997 with the idea that, by building an efficient information system, it could reduce expenses for both the producer and the company. Because homeowners’ and private passenger automobile insurance are largely commodity businesses, low cost product delivery is crucial, especially for small companies that do not otherwise enjoy economies of scale. Franklin Insurance licensed a flexible insurance software package and internally built a front-end Internet based interface to the system. All business generated by Franklin Insurance’s producers is processed and maintained in this system through the Internet, and these producers have access to their books of business through the Internet. This system provides efficiency because information for all users is entered only one time.

The Company has undertaken a project to convert all of its business to  a modified version of the system Franklin built for its business. The reasons for this decision include efficiencies to be achieved and a modernized system that will provide greater flexibility and cost savings while bringing our data-processing needs in-house where they can be better managed. Completion of the project should result in cost reduction, because we are currently operating two systems as we gradually move the business from the external system to our internal system.

Because of the experience and knowledge of the Franklin Insurance staff with the software package, all internal programming is and will continue to be conducted at our branch office in Lock Haven, Pennsylvania. In addition to the expert knowledge of this staff, we are able to hire and maintain staff at a more efficient cost than the cost at the home office location in Pennington, New Jersey due to differences in the cost of living in the respective areas.

The focus of our ongoing information technology effort is:

•                  to continue to re-engineer our internal processes to allow for more efficient operations;

•                  to improve our producers’ ability to transact business with us; and

•                  to enable our producers to efficiently provide their clients with a high level of service.

We believe that our technology initiative will increase revenues by making it easier for our insurance companies and producers to exchange information and do business with us. Increased ease of use also should lower expenses. However, our short-term expenses have increased because of costs associated with the implementation of the new system and the need to maintain two systems during the transition.

We have not taken any steps to legally protect our intellectual property under any statutory scheme. We believe our intellectual property is a trade secret that is protected under common law and provides us with some competitive advantage in the near term, but we believe Internet-based producer/company interfaces will become commonplace and commercially available interfaces will dominate the market. Therefore, we do not believe that taking the costly steps to protect our intellectual property is justified.

REINSURANCE

Reinsurance Ceded

In accordance with insurance industry practice, our insurance companies reinsure a portion of their exposure and pay to the reinsurers a portion of the premiums received on all policies reinsured. Insurance policies written by our companies are reinsured with other insurance companies principally to:

•                  reduce net liability on individual risks;

•                  mitigate the effect of individual loss occurrences (including catastrophic losses);

•                  stabilize underwriting results;

•                  decrease leverage; and

•                  increase our insurance companies’ underwriting capacity.

Reinsurance can be facultative reinsurance or treaty reinsurance. Under facultative reinsurance, each policy or portion of a risk is reinsured individually. Under treaty reinsurance, an agreed-upon portion of a class of business is automatically reinsured. Reinsurance also can be classified as quota share reinsurance, pro-rata insurance or excess of loss reinsurance. Under quota share reinsurance and pro-rata insurance, the ceding company cedes a percentage of its insurance liability to the reinsurer in exchange for a like percentage of premiums less a ceding commission. The ceding company in turn recovers from the reinsurer the reinsurer’s share of all losses and loss adjustment expenses incurred on those risks. Under excess reinsurance, an insurer limits its liability to all or a particular portion of the amount in excess of a predetermined deductible or retention. Regardless of type, reinsurance does not legally discharge the ceding insurer from primary liability for the full amount due under the reinsured policies. However, the assuming reinsurer is obligated to reimburse the ceding company to the extent of the coverage ceded.

We determine the amount and scope of reinsurance coverage to purchase each year based on a number of factors. These factors include the evaluation of the risks accepted, consultations with reinsurance representatives and a review of market conditions, including the availability and pricing of reinsurance. Our reinsurance arrangements are placed with non-affiliated reinsurers, and are generally renegotiated annually. For the year ended December 31, 2003, our insurance companies ceded to reinsurers $10 million of written premiums, compared to $7.2 million of written premiums for the year ended December 31, 2002, and $8.3 million for the year ended December 31, 2001.

The largest exposure that we retained in 2003 on any one individual property risk was $300,000. For 2004, we have increased that retention to $500,000. Individual property risks in excess of these amounts are covered on an excess of loss basis pursuant to various reinsurance treaties. All property lines of business, including commercial automobile physical damage, are reinsured under the same treaties.

Except for umbrella liability, individual casualty risks that are in excess of $500,000 ($300,000 in 2003) are covered on an excess of loss basis up to $1.0 million per occurrence, pursuant to various reinsurance treaties. Casualty losses in excess of $1.0 million arising from workers’ compensation claims are reinsured up to $10.0 million on a per occurrence and per person treaty basis by various reinsurers. Umbrella liability losses are reinsured on a 90% quota share basis up to $1.0 million and a 100% quota share basis in excess of $1.0 million up to $5.0 million. We also purchase casualty contingency loss excess reinsurance providing $3.0 million of coverage in excess of $1.0 million.

Catastrophic reinsurance protects the ceding insurer from significant aggregate loss exposure. Catastrophic events include windstorms, hail, tornadoes, hurricanes, earthquakes, riots, blizzards, terrorist activities and freezing temperatures. We purchase layers of excess treaty reinsurance for catastrophic property losses. We reinsure 97.5% of losses per occurrence in excess of $2.0 million, up to a maximum of $32.0 million per occurrence. In 2003 we also reinsured 100% of any catastrophic losses per occurrence in an amount between $1.0 million and up to $2.0 million, but this coverage was discontinued for 2004 in view of our greater ability to absorb losses as a consequence of the new capital received on the Conversion.

The insolvency or inability of any reinsurer to meet its obligations to us could have a material adverse effect on our results of operations or financial condition. As of December 31, 2003, our five largest reinsurers based on percentage of ceded premiums are set forth in the following table:

Name	Percentage of Ceded Premiums	A.M. Best Rating
1. Motors Insurance Corporation	21.4%	A
2. American Re-Insurance Co	19.8%	A+
3. SCOR Reinsurance Company	18.4%	B++u
4. Arch Reinsurance Company	5.3%	A-
5. Hartford Steam Boiler	5.2%	A+

The following table sets forth the five largest amounts of loss and loss expenses recoverable from reinsurers on unpaid claims as of December 31, 2003.

Name	Loss and Loss Expenses Recoverable on Unpaid Claims	A.M. Best Rating
	(In thousands)
1. SCOR Reinsurance Company	$1,605	B++u
2. Motors Insurance Corporation	1,414	A
3. American Re-Insurance Co	778	A+
4. PMA Capital Insurance Co	277	B++u
5. Excess Reinsurance Company	182	A-

The A+, A, A— and B++ ratings are the second, third, fourth and fifth highest of A.M. Best’s 16 ratings. According to A.M. Best, companies with a rating of “B++” or better “have a good ability to meet their ongoing obligations to policyholders.” The subscript “u” after the rating means “under review”, which relates to SCOR and PMA in view of A.M. Best’s ongoing review of these companies and their financial claims paying ability. We monitor the solvency of reinsurers through regular review of their financial statements and, if available, their A.M. Best ratings. We have experienced no significant difficulties collecting amounts due from reinsurers.

Reinsurance Assumed

We generally do not assume risks from other insurance companies. However, we are required by statute to participate in certain residual market pools. This participation requires us to assume business for workers’ compensation and for property exposures that are not insured in the voluntary marketplace. We participate in these residual markets pro rata on a market share basis, and as of December 31, 2003, our participation is not material.

Changes on Renewal in Reinsurance Ceded

Effective January 1, 2004, we dropped the first layer of our catastrophe program (as described above, the first layer previously covered 100% of any catastrophic losses per occurrence in an amount between $1.0 million and up to $2.0 million), increased our underlying retention from $300,000 to $500,000, and replaced SCOR Reinsurance Company and PMA Capital Insurance Co. with two new reinsurers: Endurance Reinsurance Corp. of America (rated by A.M. Best at “A-”) and GE Reinsurance Corp. (rated by A. M. Best at “A”).

INTERCOMPANY AGREEMENTS

Effective January 1, 2002, our insurance companies are parties to a Reinsurance Pooling Agreement and related Loss Portfolio Transfer Reinsurance Agreements. Under these agreements, all premiums, losses and underwriting expenses of our insurance companies are combined and subsequently shared based on each individual company’s statutory surplus from the most recently filed statutory annual statement. The Reinsurance Pooling Agreement has no impact on our consolidated results.

The Company’s insurance subsidiaries are parties to a Services Allocation Agreement, effective as of July 1, 2001. Pursuant to this agreement, any and all employees of Mercer Insurance Company and each of its subsidiaries (other than BICUS Services Corporation, a wholly owned subsidiary of Mercer Insurance Company) were transferred to, and became employees of, BICUS. BICUS has agreed to perform all necessary functions and services required by Mercer Insurance Company and each of its subsidiaries in conducting their respective operations. In turn, Mercer Insurance Company and each of its subsidiaries has agreed to reimburse BICUS for its costs and expenses incurred in rendering such functions and services in an amount determined by the parties.

The Company and its subsidiaries are parties to a consolidated tax allocation agreement that allocates each company a pro rata share of the consolidated income tax expense based upon its contribution of taxable income to the consolidated group.

LOSS AND LAE RESERVES

Our insurance companies are required by applicable insurance laws and regulations to maintain reserves for payment of losses and loss adjustment expenses (LAE). These reserves are established for both reported claims and for claims incurred but not reported (IBNR), arising from the policies they have issued. The laws and regulations require that provision be made for the ultimate cost of those claims without regard to how long it takes to settle them or the time value of money. The determination of reserves involves actuarial and statistical projections of what our insurance companies expect to be the cost of the ultimate settlement and administration of such claims. The reserves are set based on facts and circumstances then known, estimates of future trends in claims severity, and other variable factors such as inflation and changing judicial theories of liability.

Estimating the ultimate liability for losses and LAE is an inherently uncertain process. Therefore, the reserve for losses and LAE does not represent an exact calculation of that liability. Our reserve policy recognizes this uncertainty by maintaining reserves at a level providing for the possibility of adverse development relative to the estimation process. We do not discount our reserves to recognize the time value of money.

When a claim is reported to us, our claims personnel establish a “case reserve” for the estimated amount of the ultimate payment. This estimate reflects an informed judgment based upon general insurance reserving practices and on the experience and knowledge of the estimator. The individual estimating the reserve considers the nature and value of the specific claim, the severity of injury or damage, and the policy provisions relating to the type of loss. Case reserves are adjusted by our claims staff as more information becomes available. It is our policy to settle each claim as expeditiously as possible.

We maintain IBNR reserves to provide for already incurred claims that have not yet been reported and developments on reported claims. The IBNR reserve is determined by estimating our insurance companies’ ultimate net liability for both reported and IBNR claims and then subtracting the case reserves for reported claims.

Each quarter, we compute our estimated ultimate liability using principles and procedures applicable to the lines of business written. However, because the establishment of loss reserves is an inherently uncertain process, we cannot be certain that ultimate losses will not exceed the established loss reserves. Adjustments in aggregate reserves, if any, are reflected in the operating results of the period during which such adjustments are made. We do not believe our insurance companies are subject to any material potential asbestos or environmental liability claims.

The following table provides a reconciliation of beginning and ending consolidated loss and LAE reserve balances of the Company and its subsidiaries for the years ended December 31, 2003, 2002 and 2001, prepared in accordance with accounting principles generally accepted in the United States of America.

RECONCILIATION OF RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Reserves for losses and loss adjustment expenses at the beginning of period	$31,348	$31,059	$28,766
Less: Reinsurance recoverable and receivables	(4,150)	(5,425)	(4,675)
Net reserves for losses and loss adjustment expenses at beginning of period	27,198	25,634	24,091
Add: Provision for losses and loss adjustment expenses for claims occurring in:
The current year	28,329	22,211	17,813
Prior years	(596)	(2,144)	(3,279)
Total incurred losses and loss adjustment expenses	27,733	20,067	14,534
Less: Loss and loss adjustment expenses payments for claims occurring in:
The current year	13,866	11,128	7,265
Prior years	8,840	7,375	5,726
Total losses and loss adjustment expenses paid	22,706	18,503	12,991
Net reserves for losses and loss adjustment expenses at end of period	32,225	27,198	25,634
Add: Reinsurance recoverables and receivables	5,036	4,150	5,425
Reserves for losses and loss adjustment expenses at end of period	$37,261	$31,348	$31,059

The following tables show the development of our consolidated reserves for unpaid losses and LAE from 1993 through 2003 on a GAAP basis. The top line of each table shows the liabilities at the balance sheet date, including losses incurred but not yet reported. The upper portion of each table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The lower portion of each table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. The redundancy exists when the re-estimated liability at each December 31 is less than the prior liability estimate. The “cumulative redundancy” depicted in the tables, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

	Year Ended December 31,
	1993	1994	1995	1996	1997	1998
	(In thousands)
Liability for unpaid losses and LAE net of reinsurance recoverable	$18,995	$18,298	$19,357	$20,074	$19,851	$22,565
Cumulative amount of liability paid through:
One year later	6,023	6,935	6,368	6,042	4,536	5,525
Two years later	9,786	10,272	9,554	8,829	7,537	8,655
Three years later	12,144	12,336	11,539	11,143	9,738	10,605
Four years later	13,590	13,228	12,819	12,472	10,975	11,893
Five years later	14,350	13,749	13,690	13,422	11,550	12,554
Six years later	14,832	14,079	14,196	13,826	11,816
Seven years later	15,059	14,373	14,450	14,043
Eight years later	15,331	14,605	14,621
Nine years later	15,466	14,732
Ten years later	15,511
Liability estimated as of:
One year later	17,746	17,344	17,712	19,018	17,874	19,909
Two years later	17,088	16,860	17,247	17,634	16,440	14,478
Three years later	16,779	16,495	16,568	16,987	14,711	16,625
Four years later	16,244	15,810	16,208	15,905	14,204	15,826
Five years later	16,026	15,641	15,680	15,769	13,913	14,762
Six years later	16,009	15,376	15,584	15,483	13,273
Seven years later	15,929	15,358	15,573	14,986
Eight years later	15,948	15,424	15,349
Nine years later	16,003	15,281
Ten years later	15,927
Cumulative total redundancy	$3,068	$3,017	$4,008	$5,088	$6,578	$7,803
Gross liability — end of year	33,308	35,351	36,176	35,221	31,872	30,948
Reinsurance recoverables	14,313	17,233	16,819	15,147	12,021	8,383
Net liability — end of year	$18,995	$18,298	$19,357	$20,074	$19,851	$22,565
Gross reestimated liability — latest	27,559	27,747	27,067	24,620	21,401	20,079
Reestimated reinsurance recoverables — latest	11,632	12,466	11,718	9,634	8,127	5,316
Net reestimated liability — latest	$15,927	$15,281	$15,349	$14,986	$13,273	$14,762
Gross cumulative redundancy	$5,749	$7,784	$9,109	$10,601	$10,471	$10,869

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(In thousands)
Liability for unpaid losses and LAE net of reinsurance recoverable	$23,643	$24,091	$25,634	$27,198	$32,225
Cumulative amount of liability paid through:
One year later	5,842	5,726	7,375	8,840	—
Two years later	8,627	9,428	11,850
Three years later	11,237	12,142
Four years later	12,726
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Ten years later
Liability estimated as of:
One year later	19,689	20,812	23,490	26,602	—
Two years later	18,506	19,539	22,084
Three years later	17,484	17,745
Four years later	16,167
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Ten years later
Cumulative total redundancy	$7,476	$6,346	$3,550	$596	—
Gross liability — end of year	29,471	28,766	31,059	31,348	37,261
Reinsurance recoverables	5,828	4,675	5,425	4,150	5,036
Net liability — end of year	$23,643	$24,091	$25,634	$27,198	$32,225
Gross reestimated liability — latest	20,852	21,963	27,102	30,746
Reestimated reinsurance recoverables — latest	4,686	4,218	5,018	4,145
Net reestimated liability — latest	$16,167	$17,745	$22,084	$26,601
Gross cumulative redundancy	$8,619	$6,803	$3,957	$602

INVESTMENTS

On a consolidated basis, all of our investment fixed income and equity securities are classified as available for sale and are carried at fair value.

An important component of our consolidated operating results has been the return on invested assets. Our investment objectives are to: (i) maximize current yield, (ii) maintain safety of capital through a balance of high quality, diversified investments that minimize risk, (iii) maintain adequate liquidity for our insurance operations, (iv) meet regulatory requirements, and (v) increase surplus through appreciation. However, in order to enhance the yield on our fixed income securities, our investments generally have a longer duration than the life of our liabilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the subsection entitled “Quantitative and Qualitative Information about Market Risk.”

Our investment policy requires that investments be made in a portfolio consisting of bonds, common stock and short-term money market instruments. Our equity investments are concentrated in companies with larger capitalizations. However, the Company’s largest equity holding, valued at $1.2 million, is our investment in the common stock of Excess Reinsurance Company, which is a privately held, illiquid security. The investment policy does not permit investment in unincorporated businesses, private placements or direct mortgages, foreign denominated securities, financial guarantees or commodities. The Board of Directors of the Company has developed this investment policy and reviews it periodically.

The following table sets forth consolidated information concerning our investments. The table reflects our decision during 2002, after a review of our state and municipal bond portfolio, to sell those bonds that in our opinion had a strong likelihood to be redeemed in the near future in order to re-deploy the proceeds.

	At December 31, 2003		At December 31, 2002		At December 31, 2001
	Cost(2)	Fair Value	Cost(2)	Fair Value	Cost(2)	Fair Value
	(In thousands)
Fixed income securities(1):
United States government and government agencies	$38,974	$38,826	$38,802	$39,499	$20,337	$19,964
Obligations of states and political subdivisions	5,083	5,235	5,976	6,149	19,846	19,577
Industrial and miscellaneous	2,157	2,147	3,216	3,259	3,674	3,628
Mortgage-backed securities	68	69	336	340	918	909
Total fixed income securities	46,282	46,277	48,330	49,247	44,775	44,078
Equity securities	15,866	22,656	16,697	20,332	14,486	20,653
Short-term investments	54,396	54,396	—	—	—	—
Total	$116,544	$123,329	$65,027	$69,579	$59,261	$64,731

(1)          In our consolidated financial statements, investments are carried at fair value as established by quoted market prices on secondary markets.

(2)          Original cost of equity securities; original cost of fixed income securities adjusted for amortization of premium and accretion of discount.

The table below contains consolidated information concerning the investment ratings of our fixed maturity investments at December 31, 2003.

Type/Ratings of Investment(1)	Amortized Cost	Fair Value	Percentages(2)
	(Dollars in thousands)
U.S. Government and agencies	$38,974	$38,826	83.9%
AAA	2,416	2,506	5.4%
AA	2,462	2,480	5.4%
A	1,364	1,401	3.0%
BBB	1,066	1,064	2.3%
Total	$46,282	$46,277	100.0%

(1)          The ratings set forth in this table are based on the ratings assigned by Standard & Poor’s Corporation (S&P). If S&P’s ratings were unavailable, the equivalent ratings supplied by Moody’s Investors Services, Inc., Fitch Investors Service, Inc. or the NAIC were used where available.

(2)          Represents the fair value of the classification as a percentage of the total fair value of the portfolio.

The table below sets forth the maturity profile of our consolidated fixed maturity investments as of December 31, 2003:

Maturity	Amortized Cost(1)	Fair Value	Percentages(2)
	(Dollars in thousands)
More than 1 year through 5 years	$2,841	$2,868	6.2%
More than 5 years through 10 years	24,761	24,797	53.6%
More than 10 years	18,612	18,543	40.1%
Mortgage-backed securities	68	69	0.1%
Total	$46,282	$46,277	100.0%

(1)          Fixed maturities are carried at fair value in our consolidated financial statements.

(2)          Represents the fair value of the classification as a percentage of the total fair value of the portfolio.

The average duration of our fixed maturity investments, excluding mortgage-backed securities that are subject to prepayment, was approximately 5.9 years as of December 31, 2003. As a result, the market value of our investments may fluctuate significantly in response to changes in interest rates. In addition, we may experience investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments.

Our consolidated average cash and invested assets, net investment income and return on average cash and invested assets for the years ended December 31, 2003, 2002 and 2001 were as follows:

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Average cash and invested assets	$84,572	$74,973	$71,111
Net investment income	1,707	2,061	2,425
Return on average cash and invested assets	2.0%	2.7%	3.4%

A.M. BEST RATING

A.M. Best rates insurance companies based on factors of concern to policyholders. A.M. Best currently assigns an “A” (Excellent) rating to our insurance companies as a group. This rating is the third highest out of 16 rating classifications. According to the A.M. Best guidelines, A.M. Best assigns “A” ratings to companies that have, on balance, excellent balance sheet strength, operating performance and business profiles. Companies rated “A” are considered by A.M. Best to have “an excellent ability to meet their ongoing obligations to policyholders.” In evaluating a company’s financial and operating performance, A.M. Best reviews:

•                  the company’s profitability, leverage and liquidity;

•                  its book of business;

•                  the adequacy and soundness of its reinsurance;

•                  the quality and estimated market value of its assets;

•                  the adequacy of its reserves and surplus;

•                  its capital structure;

•                  the experience and competence of its management; and

•                  its marketing presence.

COMPETITION

The property and casualty insurance market is highly competitive. Our insurance companies compete with stock insurance companies, mutual companies, local cooperatives and other underwriting organizations. Certain of these competitors have substantially greater financial, technical and operating resources than our insurance companies. Within our producer’s offices we compete to be the preferred market for desirable business, as well as competing with other carriers to attract and retain the best producers. Our ability to compete successfully in our principal markets is dependent upon a number of factors, many of which are outside our control. These factors include market and competitive conditions. Many of our lines of insurance are subject to significant price competition. Some companies may offer insurance at lower premium rates through the use of salaried personnel or other distribution methods, rather than through independent producers paid on a commission basis (as our insurance companies do). In addition to price, competition in our lines of insurance is based on quality of the products, quality and speed of service, financial strength, ratings, distribution systems and technical expertise.

REGULATION

General

Insurance companies are subject to supervision and regulation in the states in which they do business. State insurance authorities have broad administrative powers to administer statutes and regulations with respect to all aspects of the insurance business including:

•                  approval of policy forms and premium rates;

•                  standards of solvency, including establishing statutory and risk-based capital requirements for statutory surplus;

•                  classifying assets as admissible for purposes of determining statutory surplus;

•                  licensing of insurers and their producers;

•                  advertising and marketing practices;

•                  restrictions on the nature, quality and concentration of investments;

•                  assessments by guaranty associations;

•                  restrictions on the ability of our insurance company subsidiaries to pay dividends to us;

•                  restrictions on transactions between our insurance company subsidiaries and their affiliates;

•                  restrictions on the size of risks insurable under a single policy;

•                  requiring deposits for the benefit of policyholders;

•                  requiring certain methods of accounting;

•                  periodic examinations of our operations and finances;

•                  claims practices;

•                  prescribing the form and content of records of financial condition required to be filed; and

•                  requiring reserves for unearned premium, losses and other purposes.

State insurance laws and regulations require our insurance companies to file financial statements with insurance departments everywhere they do business, and the operations of our insurance companies and accounts are subject to examination by those departments at any time. Our insurance companies prepare statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these departments.

Examinations

Examinations are conducted by the Pennsylvania Insurance Department and the New Jersey Department of Banking and Insurance every three to five years. The Pennsylvania Insurance Department’s last examination of Mercer Insurance Company was as of December 31, 1999. Their last examination of Franklin Insurance Company was as of December 31, 2001. The New Jersey Department of Banking and Insurance’s last completed examination of Mercer Insurance Company was as of December 31, 1995. Their last examination of Mercer Insurance Company of New Jersey, Inc. was as of December 31, 2000. These examinations did not result in any adjustments to the financial position of any of our insurance companies. In addition, there were no substantive qualitative matters indicated in the examination reports that had a material adverse impact on the operations of our insurance companies.

NAIC Risk-Based Capital Requirements

In 1990, the National Association of Insurance Commissioners (the “NAIC”) began an accreditation program to ensure that states have adequate procedures in place for effective insurance regulation, especially with respect to financial solvency. The accreditation program requires that a state meet specific minimum standards in over five regulatory areas to be considered for accreditation. The accreditation program is an ongoing process and once accredited, a state must enact any new or modified standards approved by the NAIC within two years following adoption. As of December 31, 2003, Pennsylvania and New Jersey, the states in which our insurance company subsidiaries are domiciled, were accredited.

Pennsylvania and New Jersey both impose the NAIC’s risk-based capital requirements that require insurance companies to calculate and report information under a risk-based formula. These risk-based capital requirements attempt to measure statutory capital and surplus needs based on the risks in a company’s mix of products and investment portfolio. Under the formula, a company first determines its “authorized control level” risk-based capital. This authorized control level takes into account (i) the risk with respect to the insurer’s assets; (ii) the risk of adverse insurance experience with respect to the insurer’s liabilities and obligations, (iii) the interest rate risk with respect to the insurer’s business; and (iv) all other business risks and such other relevant risks as are set forth in the RBC instructions. A company’s “total adjusted capital” is the sum of statutory capital and surplus and such other items as the risk-based capital instructions may provide. The formula is designed to allow state insurance regulators to identify weakly capitalized companies.

The requirements provide for four different levels of regulatory attention. The “company action level” is triggered if a company’s total adjusted capital is less than 2.0 times its authorized control level but greater than or equal to 1.5 times its authorized control level. At the company action level, the company must submit a comprehensive plan to the regulatory authority that discusses proposed corrective actions to improve the capital position. The “regulatory action level” is triggered if a company’s total adjusted capital is less than 1.5 times but greater than or equal to 1.0 times its authorized control level. At the regulatory action level, the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. The “authorized control level” is triggered if a company’s total adjusted capital is less than 1.0 times but greater than or equal to 0.7 times its authorized control level; at this level the regulatory authority may take action it deems necessary, including placing the company under regulatory control. The “mandatory control level” is triggered if a company’s total adjusted capital is less than 0.7 times its authorized control level; at this level the regulatory authority is mandated to place the company under its control. The capital levels of our insurance companies have never triggered any of these regulatory capital levels. We cannot assure you, however, that the capital requirements applicable to the business of our insurance companies will not increase in the future.

NAIC Ratios

The NAIC also has developed a set of 11 financial ratios referred to as the Insurance Regulatory Information System or (IRIS). On the basis of statutory financial statements filed with state insurance regulators, the NAIC annually calculates these IRIS ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range for each of the IRIS financial ratios. If four or more of its IRIS ratios fall outside the range deemed acceptable by the NAIC, an insurance company may receive inquiries from individual state insurance departments. During each of the years ended December 31, 2002 and 2001, Mercer Insurance Company and Mercer Insurance Company of New Jersey, Inc. did not produce results outside the acceptable range for four or more IRIS tests, and Franklin Insurance Company produced results outside the acceptable range for four or more IRIS tests only in 2001 (the change in net writings, two-year overall operating ratio, the investment yield and liabilities to liquid assets tests). The results for the change in net writings and liabilities to liquid assets tests were the result of its reinsurance arrangement with Mercer Insurance Company that was put in place in 2001. The results for the two-year overall operating ratio and the investment yield are the result of Franklin Insurance Company’s relatively short existence. Franklin Insurance Company has not received any inquiry from the Pennsylvania Insurance Department with respect to its 2001 results. The results for 2003 are not yet available.

Market Conduct Regulation

State insurance laws and regulations include numerous provisions governing trade practices and the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, illustrations, advertising, sales practices and complaint handling. State regulatory authorities generally enforce these provisions through periodic market conduct examinations. To our knowledge, we are currently in compliance with these provisions.

Property and Casualty Regulation

Our property and casualty operations are subject to rate and policy form approval. All of the rates and policy forms that we use that require regulatory approval have been filed with and approved by the appropriate insurance regulator. Our operations are also subject to laws and regulations covering a range of trade and claim settlement practices. To our knowledge, we are currently in compliance with these laws and regulations. State insurance regulatory authorities have broad discretion in approving an insurer’s proposed rates. The extent to which a state restricts underwriting and pricing of a line of business may adversely affect an insurer’s ability to operate that business profitably in that state on a consistent basis.

State insurance laws and regulations require us to participate in mandatory property-liability “shared market,” “pooling” or similar arrangements that provide certain types of insurance coverage to individuals or others who otherwise are unable to purchase coverage voluntarily provided by private insurers. Shared market mechanisms include assigned risk plans; fair access to insurance requirements or “FAIR” plans; and reinsurance facilities, such as the New Jersey Unsatisfied Claim and Judgment Fund. In addition, some states require insurers to participate in reinsurance pools for claims that exceed specified amounts. Our participation in these mandatory shared market or pooling mechanisms generally is related to the amounts of our direct writings for the type of coverage written by the specific arrangement in the applicable state. For the three years ended December 31, 2003, 2002 and 2001, we received earned premium from these arrangements in the amounts of $1,312,000, $666,000, and $355,000, respectively, and incurred losses and loss expenses from these arrangements in the amounts of $582,000, $415,000, and $342,000, respectively. Because we do not have a significant amount of direct writings in the coverages written under these arrangements, we do not anticipate that these arrangements will have a material effect on us in the future. However, we cannot predict the financial impact of our participation in any shared market or pooling mechanisms that may be implemented in the future by the states in which we do business.

Guaranty Fund Laws

Many states have guaranty fund laws under which insurers doing business in the state can be assessed to fund policyholder liabilities of insolvent insurance companies. New Jersey and Pennsylvania, the states in which our insurance companies do business, have such laws. Under these laws, an insurer is subject to assessment depending upon its market share in the state of a given line of business. For the years ended December 31, 2003, 2002 and 2001, we incurred approximately $101,000, $99,000, and $102,000, respectively, in assessments pursuant to state insurance guaranty association laws. We establish reserves relating to insurance companies that are subject to insolvency proceedings when we are notified of assessments by the guaranty associations. We cannot predict the amount and timing of any future assessments on our insurance companies under these laws.

Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, or the Exchange Act.

The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of specified issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The SOA addresses, among other matters:

•                  audit committees;

•                  certification of financial statements by the chief executive officer and the chief financial officer;

•                  the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•                  a prohibition on insider trading during pension plan black out periods;

•                  disclosure of off-balance sheet transactions;

•                  a prohibition on personal loans to directors and officers;

•                  expedited filing requirements for Form 4 statements of changes of beneficial ownership of securities required to be filed by officers, directors and 10% shareholders;

•                  disclosure of whether or not a company has adopted a code of ethics;

•                  “real time” filing of periodic reports;

•                  auditor independence; and

•                  various increased criminal penalties for violations of securities laws.

The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act. To date, the SEC has implemented most of the provisions of the SOA. However, the SEC continues to issue final rules, reports, and press releases. As the SEC provides new requirements, we will review those rules and comply as required. In addition, the common stock trades on the Nasdaq National Market. NASDAQ also has adopted corporate governance rules that require additional compliance and supplement the SEC requirements under the SOA. We believe we are in compliance with all NASDAQ rules.

Terrorism Risk Insurance Act of 2002

On November 26, 2002, President Bush signed the Terrorism Risk Insurance Act of 2002. Under this law, coverage provided by an insurer for losses caused by certified acts of terrorism is partially reimbursed by the United States under a formula under which the government pays 90% of covered terrorism losses, exceeding a prescribed deductible. Therefore, the act limits an insurer’s exposure to certified terrorist acts (as defined by the act) to the deductible formula. The deductible is based upon a percentage of direct earned premium for commercial property and casualty policies. Coverage under the act must be offered to all property, casualty and surety insureds.

The immediate effect was to nullify terrorism exclusions previously permitted by state regulators to the extent they exclude losses that would otherwise be covered under the act. The act further states that until December 31, 2003, rates and forms for terrorism risk insurance covered by the act are not subject to prior approval or a waiting period under any applicable state law. Rates and forms of terrorism exclusions and endorsements are subject to subsequent review.

We are currently charging a premium for certified terrorism coverage on our Businessowners and commercial Workers’ Compensation policies. In 2004, we expect to start charging a premium for certified terrorism coverage for commercial automobile policies and for  all policies issued to accounts in our contractors sector. Insureds under Businessowners policies have the option of deleting certified terrorism coverage to reduce their premium, however most do not do so. Insureds under commercial Workers’ Compensation policies do not have the option to delete the certified terrorism coverage. Most other policies include certified terrorism coverage at no additional cost. Where allowed, we exclude coverage for losses that are from events not certified as terrorism events, with no buyback option available to the policyholder.

We are unable to predict the extent to which this legislation may affect the demand for our products or the risks that will be available for us to consider underwriting.  We do not know the extent to which insureds will elect to purchase this coverage.

Financial Services Modernized

The Gramm-Leach-Bliley Act was signed into law by President Clinton on November 12, 1999. The principal focus of the act is to facilitate affiliations among banks, securities firms and insurance companies. The ability of banks and securities firms to affiliate with insurers may increase the number, size and financial strength of our potential competitors.

Privacy

As mandated by the Gramm-Leach-Bliley Act, states continue to promulgate and refine laws and regulations that require financial institutions, including insurance companies, to take steps to protect the privacy of certain consumer and customer information relating to products or services primarily for personal, family or household purposes. A recent NAIC initiative that affected the insurance industry was the adoption in 2000 of the Privacy of Consumer Financial and Health Information Model Regulation, which assisted states in promulgating regulations to comply with the Gramm-Leach-Bliley Act. In 2002, to further facilitate the implementation of the Gramm-Leach-Bliley Act, the NAIC adopted the Standards for Safeguarding Customer Information Model Regulation. Several states have now adopted similar provisions regarding the safeguarding of customer information. Our insurance subsidiaries have implemented procedures to comply with the Gramm-Leach-Bliley Act’s privacy requirements.

OFAC

The Treasury Department’s Office of Foreign Asset Control (OFAC) maintains a list of “Specifically Designated Nationals and Blocked Persons” (the SDN List). The SDN List identifies persons and entities that the government believes are associated with terrorists, rogue nations or drug traffickers. OFAC’s regulations prohibit insurers, among others, from doing business with persons or entities on the SDN List. If the insurer finds and confirms a match, the insurer must take steps to block or reject the transaction, notify the affected person and file a report with OFAC. The focus on insurers’ responsibilities with respect to the SDN List has increased significantly since September 11, 2001.

New and Proposed Legislation and Regulations

The property and casualty insurance industry has recently received a considerable amount of publicity because of rising insurance costs and the unavailability of insurance. New regulations and legislation are being proposed to limit damage awards, to control plaintiffs’ counsel fees, to bring the industry under regulation by the federal government and to control premiums, policy terminations and other policy terms. We are unable to predict whether, in what form, or in what jurisdictions, any regulatory proposals might be adopted or their effect, if any, on our insurance companies.

Dividends

Our insurance companies are restricted by the insurance laws of their respective states of domicile regarding the amount of dividends or other distributions they may pay without notice to or the prior approval of the state regulatory authority. The Pennsylvania Insurance Department’s approval of Mercer Insurance Company’s Conversion to stock form was given subject to, among other things, the condition that for a period of three years following the Conversion, Mercer Insurance Company may not declare or pay a dividend to the Holding Company without the approval of the Pennsylvania Insurance Department. After this three-year period has expired, Mercer Insurance Company’s ability to declare and pay dividends to the Holding Company will be subject to Pennsylvania law.

Pennsylvania law sets the maximum amount of dividends that may be paid by Mercer Insurance Company and Franklin Insurance Company during any twelve-month period after notice to, but without prior approval of, the Pennsylvania Insurance Department. With respect to each insurance company, this amount cannot exceed the greater of 10% of the company’s statutory surplus as reported on the most recent annual statement filed with the Pennsylvania Insurance Department, or the company’s net income for the period covered by the annual statement. If the dividend restrictions contained in the Pennsylvania Insurance Department’s approval of the Conversion were not in effect, then as of December 31, 2003, the amount available for payment of dividends by Mercer Insurance Company to the Company in 2003 without the prior approval of the Pennsylvania Insurance Department would be approximately $5.8 million. As of December 31, 2003, the amount available for payment of dividends by Franklin Insurance Company to Mercer Insurance Company and the Company in 2004 without the prior approval of the Pennsylvania Insurance Department is approximately $0.6 million.

New Jersey law sets the maximum amount of dividends that may be paid by Mercer Insurance Company of New Jersey, Inc. during any twelve-month period after notice to, but without prior approval of, the New Jersey Department of Banking and Insurance. This amount cannot exceed the greater of 10% of Mercer Insurance Company of New Jersey, Inc.’s statutory surplus as reported on the most recent annual statement filed with New Jersey, or the net income, not including realized capital gains, of Mercer Insurance Company of New Jersey, Inc. for the period covered by the annual statement. As of December 31, 2003, the amount available for payment of dividends by Mercer Insurance Company of New Jersey, Inc. to Mercer Insurance Company in 2004 without the prior approval of New Jersey Department of Banking and Insurance would be approximately $1.5 million.

Holding Company Laws

Most states have enacted legislation that regulates insurance holding company systems. Each insurance company in a holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish certain information. This includes information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Pursuant to these laws, the respective insurance departments may examine our insurance companies and their holding companies at any time, require disclosure of material transactions by our insurance companies and their holding companies and require prior notice of approval of certain transactions, such as “extraordinary dividends” distributed by our insurance companies.

All transactions within the holding company system affecting our insurance companies and their holding companies must be fair and equitable. Notice of certain material transactions between our insurance companies and any person or entity in our holding company system will be required to be given to the applicable insurance commissioner. In some states, certain transactions cannot be completed without the prior approval of the insurance commissioner.

Approval of the state insurance commissioner is required prior to any transaction affecting the control of an insurer domiciled in that state. In New Jersey and Pennsylvania, the acquisition of 10% or more of the outstanding capital stock of an insurer or its holding company is presumed to be a change in control. Pennsylvania law also prohibits any person from (i) making a tender offer for, or a request or invitation for tenders of, or seeking to acquire or acquiring any voting security of a Pennsylvania insurer if, after the acquisition, the person would be in control of the insurer, or (ii) effecting or attempting to effect an acquisition of control of or merger with a Pennsylvania insurer, unless the offer, request, invitation, acquisition, effectuation or attempt has received the prior approval of the Pennsylvania Insurance Department.

EMPLOYEES

All of our employees are employed directly by BICUS Services Corporation, a wholly owned subsidiary of Mercer Insurance Company. Our insurance companies do not have any employees. BICUS provides management services to all of our insurance companies. As of December 31, 2003, the total number of full-time equivalent employees of BICUS was 91. None of these employees are covered by a collective bargaining agreement and BICUS believes that its employee relations are good.

ITEM 2.  PROPERTIES

Our main office is located at 10 North Highway 31, Pennington, New Jersey in a 14,357 square foot facility owned by Mercer Insurance Company. Mercer Insurance Company is constructing an 11,012 square foot addition to the main office. The addition is expected to be completed in 2004 at an estimated cost of $2.7 million. We also own a tract of land adjacent to our main office property.

Mercer Insurance Company also owns a 32,000 square foot office facility in Lock Haven, Pennsylvania. Mercer Insurance Company sub-leases a portion of this facility. Recent renovations to this facility were completed in December 2002 at a cost of $2.1 million.

ITEM 3.  LEGAL PROCEEDINGS

Our insurance companies are parties to litigation in the normal course of business. Based upon information presently available to us, we do not consider any litigation to be material. However, given the uncertainties attendant to litigation, we cannot be sure that our results of operations and financial condition will not be materially adversely affected by any litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock trades on the Nasdaq National Market under the symbol “MIGP”. As of March 15, the Company had approximately 425 shareholders of record.

The Company does not currently pay a dividend. Any payment of dividends in the future on the common stock is subject to determination and declaration by the Company’s Board of Directors, who will take into consideration the Company’s financial condition, results of operations and future prospects. Additionally, the Company is prohibited from declaring or paying any dividends during the three years following the Conversion, unless such dividends are approved by the Pennsylvania Insurance Department. At present, the Company has no plans to pay a dividend to our shareholders.

Information regarding restrictions and limitations on the payment of cash dividends can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the “Financial Condition, Liquidity and Capital Resources” section.

The range of closing prices of the Company’s stock, trading on the NASDAQ National Market, during the fourth quarter of 2003 fell between $12.15 and $12.61 per share.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data for Mercer Insurance Group, Inc. for the year of the Conversion, as well as the four years prior to the year of conversion. You should read this data in conjunction with the Company’s consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this report.

	Years Ended December 31,
(Shares and dollars in thousands, except per share amounts)	2003		2002		2001		2000		1999

Revenue Data:
Direct premiums written	$61,152		$50,858		$41,497		$31,782		$30,394
Net premiums written	52,802		44,471		34,710		28,049		27,068
Statement of Earnings Data:
Net premiums earned	47,864		40,454		30,728		27,635		26,839
Investment income, net of expenses	1,707		2,061		2,425		2,517		2,384
Net realized investment gains (losses)	703		(220)		42		(288)		408
Total revenue	50,660		42,624		33,445		30,031		29,801
Conversion (1) and attempted conversion expense	66		95		—		—		2,170
Minority interest in (income) of subsidiary (2)	(131)		(138)		(100)		—		—
Net income	583		2,242		3,300		3,068		2,092
Comprehensive income (3)	2,073		1,620		2,485		4,983		40
Balance Sheet Data (End of Period):
Total assets	175,875		105,848		97,119		84,857		78,983
Total Investments and cash	138,679		76,780		73,166		69,055		62,300
Minority interest in subsidiary (2)	—		3,112		1,926		—		—
Stockholders equity	98,326		37,017		35,397		32,912		27,928
Ratios:
GAAP Combined ratio (4)	103.8%		96.4%		93.6%		93.2%		92.4%
Statutory combined ratio (5)	102.2%		94.7%		93.4%		92.9%		92.7%
Statutory premiums to-surplus ratio (6)	1.72	x	1.54	x	1.10	x	0.97	x	1.05	x
Per-share data (7):
Net loss:
Basic	(0.08)		N/A		N/A		N/A		N/A
Diluted	(0.08)		N/A		N/A		N/A		N/A
Stockholders equity	15.65		N/A		N/A		N/A		N/A
Weighted average shares:(8)
Basic	6,253		N/A		N/A		N/A		N/A
Diluted	6,253		N/A		N/A		N/A		N/A

(1)       Costs and expenses related to the stock conversion incurred in the years ended December 31, 2003 and 2002, and expenses related to an aborted conversion in 1999. These costs and expenses are reported separately in our consolidated income statements within income from continuing operations before income taxes. Stock conversion expenses consist primarily of the costs of engaging independent accounting, valuation, legal and other consultants to advise us and our insurance regulators as to the stock conversion process and related matters, as well as printing and postage costs relating to our communications with our policyholders. These costs and expenses are reported in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 00-3, “Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies and for Certain Long-Duration Participating Contracts.” SOP 00-3 addresses financial statement presentation and accounting for stock conversion expenses and accounting for retained earnings and other comprehensive income at the date of the stock conversion.

Costs and expenses of $2,170 were incurred in 1999 in connection with a previous attempt to convert to a stock company which was terminated, and were charged against income when the conversion attempt was aborted.

(2)       Income of the Company attributable to the minority interest in Franklin Holding Company, which interest was acquired immediately after the Conversion for shares of the Company.

(3)       Includes Net Income and the change in Unrealized Gains and Losses of the investment portfolio.

(4)       The sum of losses, loss adjustment expenses, underwriting expenses and dividends to policyholders divided by net premiums earned. A combined ratio of less than 100% means a company is making an underwriting profit.

(5)       The sum of the ratio of underwriting expenses divided by net premiums written, and the ratio of losses, loss adjustment expenses, and dividends to policyholders divided by net premiums earned.

(6)       The ratio of net premiums written divided by ending statutory surplus, except for 2003, where a weighted average of statutory surplus is used.

(7)       Earnings per share data reflects only net loss for the period from December 16, 2003, the date of the Conversion, through December 31, 2003.  Net loss during this period was $477,000.

(8)       Unallocated ESOP shares at December 31, 2003, are not reflected in weighted average shares.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following presents management’s discussion and analysis of our financial condition and results of operations as of the dates and for the periods indicated. You should read this discussion in conjunction with the condensed consolidated financial statements and notes thereto included in this report, and the “Description of Business” contained in Item. 1 of this report. This discussion contains forward-looking information that involves risks and uncertainties. Actual results could differ significantly from these forward-looking statements. See “Forward-Looking Statements”.

OVERVIEW

The Company and its subsidiaries underwrite property and casualty insurance in New Jersey and Pennsylvania. Our consolidated operating insurance company subsidiaries are:

•                  Mercer Insurance Company, a Pennsylvania property and casualty stock insurance company offering insurance coverage to businesses and individuals in New Jersey and Pennsylvania,

•                  Mercer Insurance Company of New Jersey, Inc., a New Jersey property and casualty stock insurance corporation that currently offers only workers’ compensation insurance to businesses located in New Jersey; and

•                  Franklin Insurance Company, a property and casualty stock insurance company offering private passenger automobile and homeowners insurance to individuals located in Pennsylvania.

We manage our business and report our operating results in three operating segments: commercial lines insurance, personal lines insurance and the investment function. See Note 9 of the notes to our consolidated financial statements included in this report. However, assets are not allocated to segments and are reviewed in the aggregate for decision-making purposes. Our commercial lines insurance business consists primarily of multi-peril and general liability and related coverages. Our personal lines insurance business consists primarily of homeowners and private passenger automobile insurance coverages. We market both the commercial and personal insurance lines through independent producers.

Our income is principally derived from insurance premiums received from insureds in the commercial lines (businesses insured) and personal lines (individuals insured) segments, less the costs of underwriting the insurance policies, the costs of settling and paying claims reported on the policies, and from investment income reduced by investment expenses and gains or losses on holdings in our investment portfolio. Variability in our income is caused by a variety of circumstances, some within the control of our companies and some not within their control. Premium volume is affected by, among other things, the availability of quality, properly-priced underwriting risks being produced by our agents, the ability to retain on renewal existing good-performing accounts, competition from other insurance companies, regulatory rate approvals, our reputation, and other limitations created by the marketplace or regulators. Our underwriting costs are affected by, among other things, the amount of commission and profit-sharing we pay our agents to produce the underwriting risks we receive premiums for, the cost of issuing insurance policies and maintaining our customer and agent relationships, marketing costs, taxes we pay to the states we operate in on the amount of premium we collect, and other assessments and charges imposed on our companies by the regulators in the states in which we do business. Our claim and claim settlement costs are affected by, among other things, the quality of our underwriting accounts, severe weather in our operating region, the nature of the claim, the regulatory and legal environment in our territories, inflation in underlying medical and property repair costs, and the availability and cost of reinsurance. Our investment income and realized gains and losses are determined by, among other things, market forces, the rates of interest and dividends paid on our portfolio holdings, the credit or investment quality of the issuer and the success of its underlying business, the market perception of the company invested in, and other factors such as ratings by rating agencies and analysts.

CRITICAL ACCOUNTING POLICIES

General

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

Liabilities for Loss and Loss Adjustment Expenses

The liability for losses and loss adjustment expenses represents estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported to our insurance companies. The amount of loss reserves for reported claims is based primarily upon a case-by-case evaluation of the type of risk involved, knowledge of the circumstances surrounding each claim and the insurance policy provisions relating to the type of loss. The amounts of loss reserves for unreported claims and loss adjustment expenses are determined using historical information by line of insurance as adjusted to current conditions. Inflation is implicitly provided for in the reserving function through analysis of costs, trends and reviews of historical reserving results over multiple years.

Reserves are closely monitored and are recomputed periodically using the most recent information on reported claims and a variety of statistical techniques. Specifically, on a quarterly basis, we review, by line of business, existing reserves, new claims, changes to existing case reserves, and paid losses with respect to the current and prior accident years. We use historical paid and incurred losses and accident year data to derive expected ultimate loss and loss adjustment expense ratios by line of business. We then apply these expected loss and loss adjustment expense ratios to in-force business to derive a reserve level for each line of business. This amount, together with reserves required by new reported claims and changes to existing case reserves, is compared to existing reserves to establish the adjustment to reserves that is required. In connection with the determination of the reserves, we also consider other specific factors such as recent weather-related losses, trends in historical paid losses, and legal and judicial trends with respect to theories of liability. Because of the nature of our business, which generally provides coverage for short-term risks, loss development is comparatively rapid and historical paid losses have been a reliable predictive measure of future losses.

Nevertheless, reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at December 31, 2003. Changes in estimates or differences between estimates and amounts ultimately paid are reflected in current operations. Loss reserving techniques and assumptions have been consistently applied during the periods presented.

The table below summarizes the effect on net loss reserves and surplus in the event of reasonably likely changes in the variables considered in establishing loss and loss adjustment expense reserves. The range of reasonably likely changes was established based on a review of changes in accident year development by line of business and applied to loss reserves as a whole. The selected range of changes does not indicate what could be the potential best or worst case or likely scenarios:

Change in Loss and Loss Adjustment Reserves Net of Reinsurance	Adjusted Loss and Loss Adjustment Reserves Net of Reinsurance as of December 31, 2003	Percentage Change in Equity as of December 31, 2003(1)	Adjusted Loss and Loss Adjustment Reserves Net of Reinsurance as of December 31, 2002	Percentage Change in Equity as of December 31, 2002(1)
		(Dollars in thousands)
—10.0%	$29,003	2.2%	$24,478	4.8%
—7.5%	29,808	1.6%	25,158	3.6%
—5.0%	30,614	1.1%	25,838	2.4%
—2.5%	31,419	0.5%	26,518	1.2%
Base	32,225	—	27,198	—
2.5%	33,031	-0.5%	27,878	—1.2%
5.0%	33,836	-1.1%	28,558	—2.4%
7.5%	34,642	-1.6%	29,238	—3.6%
10.0%	35,448	-2.2%	29,918	—4.8%

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

The table below summarizes loss and loss adjustment reserves by major line of business:

	December 31,
	2003	2002	2001
	(Dollars In thousands)
Commercial lines:
Commercial multi-peril	$6,998	$6,017	$5,098
Other liability	8,708	6,390	7,927
Workers’ compensation	4,684	4,224	3,935
Commercial automobile	2,251	1,886	1,763
Fire, allied, inland marine	242	119	1,149
	22,883	18,636	19,872
Personal lines:
Homeowners	9,509	8,896	7,801
Personal automobile	3,073	2,070	1,343
Fire, allied, inland marine	328	477	736
Other liability	1,400	1,201	1,257
Workers’ compensation	68	68	50
	14,378	12,712	11,187

Total	$37,261	$31,348	$31,059

Investments

Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in Stockholders’ Equity as a component of comprehensive income and, accordingly, have no effect on net income. A decline in fair value of an investment below its cost that is deemed other than temporary is charged to earnings as a realized loss. We monitor our investment portfolio and review investments that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary. These evaluations involve judgment and consider the magnitude and reasons for a decline and the prospects for the fair value to recover in the near term. In the years ended December 31, 2003 and 2002, we recorded a pre-tax charge to earnings of $454,000, and $647,000, respectively. These charges are primarily with respect to equity securities that we determined were other than temporarily impaired. Adverse investment market conditions, or poor operating performance or other adversity encountered by companies whose stock or fixed maturity securities we own, could result in impairment charges in the future.

We generally apply the following standards in determining whether the decline in fair value of an investment is other than temporary:

Equities

If an equity security has a fair value below 50% of cost or remains below 80% of cost for more than three months, a review of the financial condition and operating prospects of the company is performed by the Investment Committee of the Board of Directors to determine if the decline in fair value is other than temporary. A specific determination is made for each such security. Other equity securities in an unrealized loss position not meeting these quantitative thresholds are evaluated considering, among other things, the magnitude and reasons for the decline and the prospects for the fair value of the securities to recover in the near term. If it is determined that the decline in fair value is judged to be “other than temporary” then the cost basis of the security is written down to “realizable value” and the amount of the write down is accounted for as a realized loss. “Realizable value” is defined as the quoted market price of the security.  A write-down to a value other than the market price requires objective evidence in support of that value. All write downs during 2003 and 2002 were to quoted market prices.

We have one significant non-traded equity security, a non-voting common stock in Excess Reinsurance Company, which is carried at $1.2 million. Its fair value is estimated at the statutory book value as reported to the National Association of Insurance Commissioners (NAIC). Other non-traded securities, which are not material in the aggregate, are carried at cost.

Fixed Income Securities

A fixed maturity security generally is written down if we are unable to hold it or otherwise intend to sell a security with an unrealized loss, or if it is probable that we will be unable to collect all amounts due according to the contract terms of a debt security not impaired at acquisition.

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

Policy Acquisition Costs

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

Reinsurance

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

Income Taxes

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

Revenue and income by segment is as follows for the years ended December 31, 2003, 2002 and 2001:

	December 31
	2003	2002	2001
	(In thousands)
Revenues:
Net premiums earned:
Commercial lines	$25,964	$20,088	$15,119
Personal lines	21,900	20,366	15,609
Total net premiums earned	47,864	40,454	30,728
Net investment income	1,707	2,061	2,425
Realized investment gains (losses)	703	(220)	42
Other	386	329	250
Total Revenues	50,660	42,624	33,445

Income before income taxes:
Underwriting income (loss):
Commercial lines	3,109	2,892	1,454
Personal lines	(4,951)	(1,432)	500
Total underwriting income (loss)	(1,842)	1,460	1,954
Net investment income	1,707	2,061	2,425
Realized investment gains (losses)	703	(220)	42
Other	320	234	250
Income before income taxes and minority interest in income of subsidiary	$888	$3,535	$4,671

Our growth in premiums and underwriting results have been, and continue to be, influenced by market conditions. Pricing in the property and casualty insurance industry historically has been cyclical. During a soft market cycle, price competition is prevalent and makes it difficult to write and retain properly priced personal and commercial lines business. Our policy is to maintain our disciplined underwriting and pricing standards during soft markets, even at the expense of premium growth. The insurance industry is currently experiencing a hard market cycle during which price competition is less significant than during a soft market cycle. The hard market cycle allowing higher premium rates has been ongoing now for more than three years, and some pricing competition is becoming evident in lines of business which are predominantly property exposures. A sustained hard market typically has a positive effect on premium growth, resulting in a more acceptable profit margin. The cyclicality of the market is difficult to anticipate, and while there is some pricing competitiveness in the market, today’s pricing is generally consistent with a continuing hard market.

On June 1, 2001, we acquired 49% of the outstanding shares of common stock of Franklin Holding and thereafter consolidated the financial condition and results of operations of Franklin Holding with Mercer Insurance Company. For the period between June 1, 2001 and December 15, 2003, we allocated a portion of Franklin Holding’s net income to the minority interest in Franklin Holding. This resulted in allocations of income to minority interest of $131,000, $138,000 and $100,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The minority interest in Franklin Holding was acquired by the Company immediately after the Conversion, through an exchange of shares in which the owners of the minority interest received 502,525 shares of the Company in exchange for all minority shares in Franklin Holding. Since Franklin Holding Company, Inc. is now wholly owned within the group, no further income after December 15, 2003 will be allocated to the minority interest.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

For the year ended December 31, 2003, the Company had net income of $583,000 compared to $2.2 million for the same period in 2002. Although the underwriting gain from our commercial lines segment for 2003 increased 7.5% from the prior year to $3.1 million, our personal lines segment incurred an underwriting loss of $5.0 million in 2003, an increased loss of $3.5 million over the prior comparable period. In our investment segment, net investment income decreased in 2003 by $354,000, when compared to 2002, and realized gains for 2003 were $703,000, as compared to a net realized loss of $220,000 for 2002.

Total revenues for 2003, were $50.7 million, which was 19.0% greater than 2002 revenues of $42.6 million. This increase was due primarily to a $7.4 million increase in net premiums earned in 2003, an increase in realized gains of $923,000, and a decrease in net revenues from investments of $354,000 as compared to 2002.

Direct premiums written increased 20.2% to $61.2 million in 2003 when compared to 2002, and consisted of $35.8 million of commercial lines premiums, a 30.2% increase, and $25.3 million of personal lines premiums, an 8.5% increase. Net premiums earned increased by 18.3% to $47.9 million for 2003 as compared to $40.5 million for the prior year. Commercial lines net premiums earned increased 29.3% to $26.0 million in 2003, and personal lines net premiums earned increased 7.5% to $21.9 million in 2003. The overall increases in direct premiums written and net premiums earned are generally attributable to firmer pricing and continued strong growth in our commercial lines business.

Consistent with our goal of increasing commercial business, we increased direct commercial multi-peril premiums written, the largest component of our commercial lines segment, by 37.8% to $18.6 million in 2003, compared to $13.5 million for 2002, and increased commercial multi-peril net premiums earned by 31.6% to $12.7 million in 2003, as compared to $9.6 million for 2002. We expect this trend of increasing commercial writings to continue by targeting certain types of risks with selected producers.

For the same comparative periods, net premiums earned for our homeowners insurance, the largest component of our personal lines segment, increased 5.7% to $12.6 million for 2003, compared to $11.9 million for 2002, while the increase in homeowners direct premiums written increased 7.3% to $14.7 million in 2003 from $13.7 million in 2002. The growth rate for homeowners insurance reflects the reclassification of certain homeowners risks from our preferred program to our standard program, resulting in a higher premium, as part of a general review of the homeowners program which is substantially complete. Premiums are higher for the standard program compared to the preferred program.

Personal automobile direct written premiums, written exclusively in Pennsylvania, increased 14.8% to $7.9 million in 2003, compared to $6.9 million for 2002. Net earned premiums for personal automobile increased by 15.9% to $6.9 million for 2003, from $5.9 million for 2002. Despite the increases in personal lines premiums, we will continue to focus principally on our commercial lines growth. Our personal auto premium is currently being evaluated to determine whether we will seek an appropriate rate increase.

Net investment income decreased $354,000, or 17.2%, to $1.7 million in 2003, due to declining interest rates and an increase in investment expenses. Net realized gains increased to $703,000 in 2003, from a realized loss of $220,000 in 2002. In 2003, realized investment gains of $703,000 were comprised of gains on securities sales of $1,396,000, offset by other than temporary writedowns of $454,000 and losses on securities sales of $239,000. Of the equities included in the $454,000 of other than temporary writedowns, equities representing $358,000 of that total were sold in 2003 at a gain of $49,000. The losses from securities sales were comprised of $35,000 from the sale of bonds and $204,000 from the sale of equities. The following table summarizes the period of time that equity securities sold at a loss during 2003 had been in a continuous unrealized loss position:

PERIOD OF TIME IN AN UNREALIZED LOSS POSITION	Fair Value on Sale Date	Realized Loss
	(In thousands)
0-6 months	$100	$6
7-12 months	245	114
More than 12 months	735	84
Total	$1,080	$204

The equity securities sold at a loss had been expected to appreciate in value but after reevaluation were sold so that sale proceeds could be reinvested. Securities were sold due to a desire to reduce exposure to certain issuers and industries or in light of changing economic conditions.

The following table summarizes the length of time equity securities with unrealized losses at December 31, 2003 have been in an unrealized loss position:

			Length of Unrealized Loss
	Fair Value	Unrealized Losses	Less than 6 months	6 to 12 Months	Over 12 Months
	(In thousands)
Equity securities
More than 80% of cost	$1,677	$78	$74	$4	$0
Less than 80% of cost	0	0	0	0	0
Total	$1,677	$78	$74	$4	$0

For 2003, we had a combined ratio of 103.8%, a loss and loss adjustment expense ratio of 57.9% and an underwriting expense ratio of 45.9%, compared to a combined ratio of 96.4%, a loss and loss adjustment expense ratio of 49.6% and an underwriting expense ratio of 46.8% for 2002.

In the commercial lines segment for 2003, we had an underwriting gain of $3.1 million, a combined ratio of 88.1%, a loss and loss adjustment expense ratio of 39.1% and an underwriting expense ratio of 49.0%, compared to an underwriting gain of $2.9 million, a combined ratio of 85.6%, a loss and loss adjustment expense ratio of 36.3% and an underwriting expense ratio of 49.3% for 2002.

In the personal lines segment for 2003, we had an underwriting loss of $5.0 million, a combined ratio of 122.6%, a loss and loss adjustment expense ratio of 80.3% and an underwriting expense ratio of 42.3%, compared to an underwriting loss of $1.4 million, a combined ratio of 107.0%, a loss and loss adjustment expense ratio of 62.8% and an underwriting expense ratio of 44.2% for 2002.

Net loss and loss adjustment expenses incurred increased overall by $7.6 million, or 38.2%, to $27.7 million for 2003 from 2002. The increase in loss and loss adjustment expenses reflects the increase in commercial and personal lines volume and an increase in the frequency of personal lines losses. The increase in personal lines losses is attributable to harsher weather conditions for 2003 compared to 2002. After a number of winters with relatively mild weather conditions in our operating region, our first and fourth quarters suffered from unusually cold weather conditions. In addition, there was considerably more snow during the first quarter of 2003 compared to the same period in 2002. These conditions lead to losses from frozen pipes, structural collapses, more frequent automobile losses and slip-and-fall accidents. We also had unusual weather events in the second and third quarters, including hail, tornados, and windstorms, all of which resulted in a higher than usual frequency of claims. The increase in these losses is evidenced by the increase in the homeowners loss and loss expense ratio to 74.3% for 2003, compared to 68.1% for 2002, and an increase in the personal automobile loss and loss expense ratio to 94.5% for 2003, compared to 67.8% for 2002. Loss development of prior year net loss and loss adjustment expense reserves was a favorable $0.6 million and was generally attributable to accident years 1998 through 2002 for commercial multi-peril and commercial workers’ compensation.  Loss reserves for the commercial multi-peril and workers’ compensation lines have been established based on company trends and our consideration of industry trends.  Recent settlement of reported cases has been favorable. In addition, we originally had expected a development of losses that was more in line with the industry, but this has not occurred. These factors have resulted in the favorable development indicated and are a reflection of the disciplined underwriting employed by the Company. Favorable development was also present in other lines of business and resulted from the normal claims review process, and not from changes in key assumptions or reserving philosophy.

Underwriting expenses increased by $3.0 million, or 16.1%, to $22.0 million for 2003, from 2002. This increase was principally attributable to an increase in expenses due to higher amortization of deferred policy acquisition costs resulting from higher premium volume, and the charge of $778,000 (pre-tax) associated with the allocation of shares to employee participants by the ESOP for 2003. We are currently in the process of converting our information system. When completed, we expect some costs to moderate as conversion costs and costs associated with operating dual systems end. These reduced costs will be offset by some higher staffing costs, but we also should be positioned to expand premium volume without material incremental expense because of increased processing capacity.

We also expect underwriting expenses to moderate in future periods because we intend to significantly reduce the amount of business written in Mercer Insurance Company, the New Jersey business of which became subject to New Jersey’s retaliatory premium tax when it redomesticated to Pennsylvania in 1997. We plan to do this by renewing, to the extent possible, Mercer Insurance Company premium volume in Mercer Insurance Company of New Jersey, Inc., our New Jersey domestic insurer that is not subject to this retaliatory tax. We had not previously renewed policies in our New Jersey subsidiary because only policyholders of Mercer Insurance Company, domiciled in Pennsylvania, had subscription and voting rights. Therefore, renewing policies in the New Jersey subsidiary before completion of the Conversion would have denied subscription rights to Mercer Insurance Company’s policyholders and disenfranchised them. The cost of the additional premium tax was $738,000 for 2003 and $607,000 for 2002.

Federal income tax expense was $174,000 for 2003, an effective rate of 19.6%, compared to $1,155,000, an effective rate of 32.7%, in 2002. The decrease in the effective tax rate in 2003 is attributable to tax-exempt investment income being a larger percentage of net income than in the prior year.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

For the year ended December 31, 2002, Mercer Mutual had net income of $2.2 million compared to $3.3 million for the year ended December 31, 2001, a decline of 33.3%. Although the underwriting gain from our commercial lines segment in 2002 increased from the prior year by $1.4 million to $2.9 million, our personal lines segment incurred an underwriting loss of $1.4 million, which represented a decrease of $1.9 million from the prior year. See note 9 of the notes to our consolidated financial statements for a reconciliation of underwriting gain (loss) by segment to consolidated amounts determined in accordance with GAAP. In addition, segment income from our investment function decreased in 2002 by $600,000 to $1.8 million.

Total revenues for 2002 were $42.6 million, which were $9.2 million or 27.4%, greater than 2001 revenues of $33.4 million. This increase was due to a $9.7 million increase in net premiums earned from 2001 to 2002, which is described below.

Direct premiums written increased by 22.6% to $50.9 million in 2002, from $41.5 million in 2001 and consisted of $27.5 million of commercial lines premiums and $23.4 million of personal lines premiums in 2002, compared to $20.3 million in commercial lines premiums and $21.2 million in personal lines premiums in 2001. Net premiums earned increased by 31.7% to $40.5 million from $30.7 million in 2001. Commercial lines comprised $20.1 million and personal lines comprised $20.4 million of net premiums earned in 2002, compared to $15.1 million and $15.6 million, respectively, in 2001. The overall increases in direct premiums written and net premiums earned reflect continued strong growth in our commercial lines business and firmer pricing, as well as a full year of operations of Franklin Holding. Our controlling interest in Franklin Holding was acquired on June 1, 2001, and thus only seven months of operations for Franklin Holding were consolidated in the 2001 results.

Consistent with our goal of increasing commercial business, we increased direct commercial multi-peril premiums written, the largest component of our commercial lines segment, by 39.2% to $13.5 million in 2002, compared to $9.7 million in 2001, and increased commercial multi-peril net premiums earned by 35.2% to $9.6 million in 2002, compared to $7.1 million in 2001.

For the same comparative periods, net premiums earned for our homeowners insurance, the largest component of our personal lines segment, increased 8.2% to $11.9 million in 2002 compared to $11.0 million in 2001 while the increase in homeowners premiums written increased a smaller 3.0% to $13.7 million in 2002 from $13.3 million in 2001. The declining growth rate for homeowners insurance reflects our strategy of focusing on commercial lines and decreasing our personal lines exposure.  Notably, for the first time in our history, commercial multi-peril premiums written in 2002 were approximately equal to homeowners premiums written in the same period.

Although our focus is on commercial lines premium growth, Franklin Holding’s business model, which uses Internet-based technology to process commodity personal lines business, made it an attractive acquisition candidate. The acquisition of Franklin Holding actually reversed a declining trend in homeowners premiums written that existed from 1998 to 2000 and added a meaningful book of Pennsylvania personal automobile business that totaled $6.9 million in written premiums in 2002 and $4.9 million in written premiums in 2001.

Net investment income decreased $364,000, or 15.0%, to $2.1 million for the year ended December 31, 2002, compared to the same period in 2001 due to declining interest rates. Net realized investment gains decreased by $262,000 for the year ended December 31, 2002, to a loss of $220,000 compared to a gain of $42,000 for the year ended December 31, 2001. This net realized loss was largely attributable to the writedown of $647,000 relating to equity securities that we determined were other than temporarily impaired compared to a writedown in 2001 of $185,000. Charges relating to securities that we determined were other than temporarily impaired are measured by comparing the market value of the security at the time of determination versus the cost basis of the security. These charges are included in net realized investment gains or losses.

Equity securities with unrealized losses at December 31, 2002 in general were determined to have temporary declines in value due to geopolitical rather than fundamental reasons. Certain other equity securities also were determined to have temporary declines in value as a reaction to their particular industry rather than specifically to those companies. We believed it was more likely than not that those securities would appreciate in value.

The following table summarizes the length of time equity securities with unrealized losses at December 31, 2002 were in an unrealized loss position:

			Length of Unrealized Loss
	Fair Value	Unrealized Losses	Less than 6 Months	6 to 12 Months	Over 12 Months
	(In thousands)
Equity securities:
More than 80% of cost	$3,311	$386	$114	$240	$32
Less than 80% of cost	2,115	984	94	755	135
Total	$5,426	$1,370	$208	$995	$167

At December 31, 2002, our bond portfolio was concentrated in U.S. government and government agency bonds with 80.2% of the bond portfolio in such bonds. None of the unrealized loss at December 31, 2002, pertained to bonds below investment grade or in securities not rated. Nearly all bonds were of investment grade and only 0.1% of bonds were below investment grade. The one below investment grade bond was carried at a fair value in excess of its cost because it had been written down in value in 2000. At December 31, 2002, our equity portfolio had a concentration in the financial services sector with 40% of equities invested in such securities. No other industry accounted for more than 10% of our equity portfolio.

For the year ended December 31, 2002, the realized investment losses of $220,000 were comprised of gains of $703,000 offset by other than temporary writedowns of $647,000 and losses from the sale of securities of $276,000. The losses from the sale of securities were comprised of $8,000 from the sale of bonds and $268,000 from the sale of equities. The following table summarizes the period of time that equity securities sold at a loss during the year ended December 31, 2002, were in a continuous unrealized loss position:

PERIOD OF TIME IN AN UNREALIZED LOSS POSITION	Fair Value on Sale Date	Realized Loss
	(In thousands)
0-6 months	$95	$26
7-12 months	115	84
More than 12 months	417	158
Total	$627	$268

Of the $268,000 in realized losses from equity securities sold during the year ended December 31, 2002, realized losses of $11,000 were from a security that had been written down in 2001. Realized losses of $257,000 were from securities that had been expected to appreciate in value but after reevaluation were sold so that sale proceeds could be reinvested. Securities were sold due to a desire to reduce exposure to certain issuers and industries or in light of changing economic conditions.

For the year ended December 31, 2002, we had a combined ratio of 96.4%, a loss and loss adjustment expense ratio of 49.6% and an underwriting expense ratio of 46.8%, compared to a combined ratio of 93.6%, a loss and loss adjustment expense ratio of 47.3% and an underwriting expense ratio of 46.3% for the year ended December 31, 2001.

In the commercial lines segment in 2002, we had an underwriting gain of $2.9 million, a combined ratio of 85.6%, a loss and loss adjustment expense ratio of 36.3% and an underwriting expense ratio of 49.3%, compared to an underwriting gain of $1.5 million, a combined ratio of 90.4%, a loss and loss adjustment expense ratio of 42.5% and an underwriting expense ratio of 47.9% for 2001. In the personal lines segment in 2002, we had an underwriting loss of $1.4 million, a combined ratio of 107.0%, a loss and loss adjustment expense ratio of 62.8% and an underwriting expense ratio of 44.2%, compared to an underwriting gain of $500,000, a combined ratio of 96.8%, a loss and loss adjustment expense ratio of 52.0% and an underwriting expense ratio of 44.8% for 2001.

Net loss and loss adjustment expenses incurred increased overall by $5.5 million, or 38.1%, to $20.1 million for the year ended December 31, 2002, from the same period in 2001. The increase in loss and loss adjustment expenses reflects the increase in commercial and personal lines volume, a full year of Franklin Holding business, an increase in our reinsurance retention, and a slightly higher frequency of losses. The loss and loss adjustment expense ratio increase was largely attributable to the acquisition of Franklin Holding, resulting in increased personal lines business that carries a significantly higher loss ratio (62.8% versus a 36.3% commercial lines loss and loss adjustment ratio), an increase in our reinsurance retention from $250,000 to $300,000 per policy and the fact that 2002 witnessed a slightly higher frequency of smaller, mostly personal lines losses, none of which pierced this higher retention level.

For the year ended December 31, 2002, loss and loss adjustment expense reserves for accident years 2001 and prior demonstrated favorable development of $2.1 million. This favorable development was attributable to a variety of lines of business and accident years. Homeowners accident year 1996 showed favorable loss development of $211,000 due to lower payouts on losses from a pooling agreement with other insurance carriers which was terminated in 1997 as well as lower payouts on Mercer’s losses. Homeowners accident year 2000 showed favorable development of $119,000 as reported losses for that accident year were lower than the provision established for claims incurred but not reported. Personal lines fire, allied and marine loss and loss adjustment expenses for accident year 2001 showed favorable development of $207,000 as Mercer’s share of mandatory residual market losses and loss expense were lower than expected as well as lower payouts on our own loss and loss expenses. Commercial multi-peril accident year 1998 showed favorable development of $114,000 due to settlement of losses at better than expected terms. Commercial multi-peril accident year 2001 showed favorable development of $424,000 as reported losses for that accident year were lower than the provision established for claims incurred but not reported. Provisions for such losses were established after consideration of industry trends, however, subsequent analysis indicated that Mercer’s book of business was performing better than the industry, largely because of strong underwriting and the absence of certain long tail exposures such as asbestos and environmental liabilities. Commercial general liability accident year 1998 showed favorable development of $322,000 as reported losses for that accident year were lower than the provision established for claims incurred but not reported. The reporting of losses for commercial general liability occurs sometimes long after the actual loss and thus estimated reserves are established for these incurred but not reported losses. A reevaluation of commercial general liability loss reserves for the 1998 accident year indicated that loss and loss expenses are expected to be lower than originally estimated. The remaining favorable loss development was spread among all lines of business and accident years. In all cases, the favorable development resulted primarily from our normal claims review process during 2002 and not from any change in trends relating to the number of incurred or outstanding claims or settlement amounts, key assumptions or reserving philosophy. Multiple small changes in estimates occurred across all lines of business in 2002 as part of the normal review process, and there was no specific material change in estimate that should have been recognized in a prior period.

Underwriting expenses increased by $4.7 million, or 32.9%, to $18.9 million for the year ended December 31, 2002, from the same period in 2001. This increase was attributable to an increase in expenses due to higher amortization of deferred policy acquisition costs resulting from higher premium volume, ongoing conversion of our information systems and the associated cost of maintaining two data processing systems during the transition period, a full year of Franklin Holding operations and the establishment of underwriting and marketing teams for future production in Pennsylvania. The increase in expenses also reflects our strategy of paying higher profit sharing commissions to our producers for good loss experience.

Federal income tax expense was $1.2 million in 2002, an effective rate of 32.7%, compared to $1.3 million, an effective rate of 27.2%, in 2001. The increase in the effective tax rate during 2002 is attributable to less tax-exempt investment income as well as an increase in certain expenses not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Our insurance companies generate sufficient funds from their operations and maintain a high degree of liquidity in their investment portfolios. The primary source of funds to meet the demands of claim settlements and operating expenses are premium collections, investment earnings and maturing investments. Mercer Insurance Company is expanding its existing facilities in Pennington, New Jersey, at a cost estimated at $2.7 million as of December 31, 2003. We are also in the process of building an information system platform that will allow our producers to conduct their business through the Internet or through the method they have historically used. As of December 31, 2003, we have spent $2.1 million on the development of this platform, which includes license fees for software used in the platform. It is anticipated to be completed by June 30, 2005, at an additional cost of $1.0 million. Mercer Insurance Company possesses sufficient resources for these future expenditures without incurring any debt.

Our insurance companies maintain investment and reinsurance programs that are intended to provide sufficient funds to meet their obligations without forced sales of investments. They maintain a portion of their investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

The principal source of liquidity for Mercer Insurance Group will be the net proceeds it retained from the Conversion stock offering of approximately $25 million, and dividend payments and other fees received from Mercer Insurance Company. For a period of three years after the Conversion, Mercer Insurance Company may not declare or pay any dividend to Mercer Insurance Group without the approval of the Pennsylvania Insurance Department. After this three-year period, Mercer Insurance Company will be restricted by the insurance laws of Pennsylvania as to the amount of dividends or other distributions it may pay to its holding company. Under Pennsylvania law, there is a maximum amount that may be paid by Mercer Insurance Company during any twelve-month period after notice to, but without prior approval of, the Pennsylvania Insurance Department. This limit is the greater of 10% of Mercer Insurance Company’s statutory surplus as reported on its most recent annual statement filed with the Pennsylvania Insurance Department, or the net income of Mercer Insurance Company for the period covered by such annual statement.

If the dividend restrictions imposed on Mercer Insurance Company related to the Conversion were not in effect, then as of December 31, 2003, the amounts available for payment of dividends from Mercer Insurance Company in 2004, without the prior approval of the Pennsylvania Insurance Department would have been approximately $5.8 million.

Prior to its payment of any dividends to Mercer Insurance Company, Mercer Insurance Company of New Jersey, Inc. is required to provide notice of the intended dividends to the New Jersey Department of Banking and Insurance. New Jersey law sets the maximum amount of dividends that may be paid, which amount cannot exceed the greater of 10% of Mercer Insurance Company of New Jersey, Inc.’s statutory surplus as reported on the most recent annual statement filed with New Jersey, or the net income, not including realized capital gains, for the period covered by the annual statement. The New Jersey Department has the power to limit or prohibit dividend payments if certain conditions exist. These restrictions or any subsequently imposed restrictions may affect our future liquidity. As of December 31, 2003, the amount available for payment of dividends by Mercer Insurance Company of New Jersey, Inc. to Mercer Insurance Company in 2004 without the prior approval of New Jersey Department of Banking and Insurance is approximately $1.5 million.

As a Pennsylvania domiciled insurance company, dividends payable to Mercer Insurance Company by Franklin Insurance Company (through Franklin Holding) are subject to the same formula limitation described above for Mercer Insurance Company. As of December 31, 2003, the amount available for payment of dividends from Franklin Insurance Company to Mercer Insurance Company and the Company in 2004, without the prior approval of the Pennsylvania Insurance Department, is approximately $0.6 million.

Total assets increased 66.2%, or $70.0 million to $175.9 million, at December 31, 2003 from December 31, 2002. Increased premium volume drove increases in premium receivables of $2.0 million, or 28%, and deferred policy acquisition costs of $1.6 million, or 28%. Reinsurance recoverable on unpaid losses and loss expenses increased $670,000, or 19%, due to loss activity above the Company’s loss retention under its reinsurance agreements. Investments increased $53.8 million, or 77%, to $123.3 million, and cash balances increased $8.1 million, or 113% due to cash proceeds of the Conversion.  Other assets increased $1.8 million, or 193%, to $2.7 million, principally due to a Federal Income Tax refund accrued for the 2003 tax year.

Contemporaneous with the Conversion, the Company and its subsidiaries engaged a new manager for its fixed income portfolio. The manager will invest the proceeds of the Conversion and reallocate the fixed maturity securities with a view to achieving an appropriate duration, initially targeted at 4.07 years, and proportionately higher yields. Given the large amount of new capital to invest, the need to reallocate some existing investment funds, and a bond market presenting investment challenges, we anticipate that it will take at least through March 31,

2004 before the portfolio is substantially invested in accordance with the goals of the Company. Until fully invested in targeted securities, the funds under management in the fixed maturity portfolio which are not yet committed to longer investments will be invested in high quality, very short-term investments with appropriate yields.

Total liabilities increased 18%, or $11.8 million, in 2003, to $77.5 million. Increased premium volume is primarily responsible for the increase in unearned premium reserves of $5.4 million, or 22%. Loss and loss expense reserves increased $5.9 million, or 19%, as a result of premium volume increases and the related increases in loss exposures, and the higher level of losses experienced in 2003.

Total stockholders’ equity increased by $61.3 million, or 66%, due principally to the new capital received on the Conversion. Unrealized gains on the investment portfolio increased $1.5 million (after tax), or 50% in 2003 due principally to the strong equities market performance. This increased capitalization should permit us to (i) increase direct premium volume to the extent competitive conditions permit, (ii) increase net premium volume by decreasing our reliance on reinsurance, and (iii) enhance investment income by increasing our capital available for investment. Our 2003 investment income was not significantly affected by the new capital available for investment because the proceeds of the Conversion were received approximately two weeks prior to the end of 2003.

In connection with the Conversion, the ESOP was established, and purchased 626,111 shares from the Company in return for a note bearing interest at 4% on the principal amount of $6,261,110. Mercer Insurance Company will make annual employee benefit contributions to the ESOP sufficient to repay that loan to the Company. It is anticipated that the loan will be repaid in 10 equal annual installments, and that, in proportion to annual principal and interest payments, approximately 10% of the original ESOP shares will be allocated annually to employee participants of the ESOP. An expense charge will be booked ratably during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of the Company’s stock at the time the commitment to allocate the shares is accrued and recognized. The issuance of the shares to the ESOP was fully recognized in the Additional Paid-in Capital account at Conversion, with a contra account entitled Unearned ESOP Shares established in the Shareholders’ Equity section of  the balance sheet for the unallocated shares at an amount equal to their original per-share purchase price.

Mercer Insurance Group expects to adopt a stock-based incentive plan, subject to the approval of its shareholders at Mercer Insurance Group’s 2004 annual meeting of shareholders.  Pursuant to that plan, Mercer Insurance Group may issue a total number of shares equal to 14% of the shares of common stock that were issued in the Conversion. Of this amount, an amount equal to 4% of the shares of common stock issued in the Conversion may be used to make restricted stock awards under the stock-based incentive plan. If the stock-based incentive plan is approved in 2004, the Company may purchase shares of its common stock in the open market and contribute those shares to the stock-based incentive plan for use in making restricted stock awards under that plan. Any such purchase will require the prior approval of the Pennsylvania Insurance Department. The fair market value of any common stock used for restricted stock awards will initially represent unearned compensation. As Mercer Insurance Group accrues compensation expense to reflect the vesting of such shares, unearned compensation will be reduced accordingly. This compensation expense will be deductible for federal income tax purposes upon vesting.

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

Inflation also often results in increases in the general level of interest rates, and, consequently, generally results in increased levels of investment income derived from our investments portfolio.

OFF BALANCE SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company was not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles at December 31, 2003 which would give rise to previously undisclosed market, credit or financing risk.

The Company and its subsidiaries have no significant contractual obligations at December 31, 2003.

ITEM 7A  QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

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

As of December 31, 2003, the average maturity of our fixed income investment portfolio is 5.9 years. Our fixed maturity investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, corporate bonds and mortgage-backed securities, most of which are exposed to changes in prevailing interest rates. We carry these investments as available for sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and board of directors and consultation with our financial advisor.

Fluctuations in near-term interest rates could have an impact on the results of operations and cash flows. Certain of these fixed income securities have call features. In a declining interest rate environment, these securities may be called by their issuer and replaced with securities bearing lower interest rates. In a rising interest rate environment, we may sell these securities (rather than holding to maturity) and receive less than we paid for them.

As a general matter, we do not attempt to match the durations of our assets with the durations of our liabilities. Our goal is to maximize the total return on all of our investments. An important strategy that we employ to achieve this goal is to try to hold enough in cash and short-term investments in order to avoid liquidating longer-term investments to pay claims.

The table below shows the interest rate sensitivity of our fixed income financial instruments measured in terms of market value (which is equal to the carrying value for all our securities).

	As of December 31, 2003 Market Value
	—100 Basis Point Change	No Rate Change	+100 Basis Point Change
	(In thousands)
Bonds and preferred stocks	$53,578	$49,629	$46,236
Cash and cash equivalents	15,350	15,350	15,350
Total	$68,928	$64,979	$61,586

Credit Risk

The quality of our interest-bearing investments is generally good. 100% of our fixed maturity securities are rated investment grade.

Equity Risk

Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. Our exposure to changes in equity prices primarily results from our holdings of common stocks, mutual funds and other equities. Our portfolio of equity securities is carried on the balance sheet at fair value. Therefore, an adverse change in market prices of these securities would result in losses. Portfolio characteristics are analyzed regularly and market risk is actively managed through a variety of techniques. In accordance with accounting principles generally accepted in the United States of America, when an equity security becomes other than temporarily impaired, we record this impairment as a charge against earnings. For the year ended December 31, 2003, we recorded a pre-tax charge of $454,000 with respect to certain equity securities that we have concluded are other than temporarily impaired.

Company and industry concentrations are established by the Board of Directors. At December 31, 2003, Mercer Insurance Company’s equity portfolio made up 18.4% of the Company’s total investment portfolio, and was relatively concentrated in terms of the number of issuers and industries. At December 31, 2003, Mercer Insurance Company’s top ten equity holdings represented $7.6 million or 33.5% of the equity portfolio. Investments in the financial sector represented 36.8% while investments in pharmaceutical companies, conglomerates and information technology companies represented 4.5%, 7.0% and 6.8%, respectively, of the equity portfolio at December 31, 2003. Such concentration can lead to higher levels of short-term price volatility. Due to our long-term investment focus, we are not as concerned with short-term volatility as long as our insurance subsidiaries’ ability to write business is not impaired. The table below summarizes the Company’s equity price risk and shows the effect of a hypothetical 20% increase and a 20% decrease in market prices as of December 31, 2003. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

Estimated Fair Value of Equity Securities at 12/31/03	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity(1)
(In thousands)

$22,656	20% increase	$27,187	3.0%
$22,656	20% decrease	$18,125	(3.0)%

(1)       Net of tax

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Independent Auditors’ Report

The Board of Directors and Shareholders
Mercer Insurance Group, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Mercer Insurance Group, Inc. and subsidiaries (the Group) as of December 31, 2003 and 2002, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Group as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1, the Group adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 24, 2004

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2003 and 2002

(Dollars in thousands, except share amounts)

	2003	2002
Assets
Investments, at fair value:
Fixed-income securities, available for sale, at fair value (cost $46,282 and $48,330, respectively)	$46,277	49,247
Equity securities, at fair value (cost $15,866 and $16,697 respectively)	22,656	20,332
Short-term investments, at cost, which approximates fair value	54,396	—
Total investments	123,329	69,579

Cash and cash equivalents	15,350	7,201
Premiums receivable	9,096	7,121
Reinsurance receivables	4,159	3,489
Prepaid reinsurance premiums	1,614	1,146
Deferred policy acquisition costs	7,387	5,783
Accrued investment income	596	599
Property and equipment, net	6,944	5,713
Deferred income taxes	—	1,411
Goodwill	4,673	2,876
Other assets	2,727	930
Total assets	$175,875	105,848
Liabilities and Equity
Liabilities:
Losses and loss adjustment expenses	$37,261	31,348
Unearned premiums	30,329	24,923
Accounts payable and accrued expenses	7,937	8,000
Other reinsurance balances	81	210
Other liabilities	1,228	1,238
Deferred income taxes	713	—
Total liabilities	77,549	65,719
Minority interest in subsidiary	—	3,112

Stockholders’ Equity:
Preferred stock, no par value, authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value, authorized 15,000,000 shares, issued 6,845,733 shares, outstanding 6,282,233 shares	—	—
Additional paid-in capital	64,871	—
Accumulated other comprehensive income:
Unrealized gains in investments, net of deferred income taxes	4,478	2,988
Retained Earnings	34,612	34,029
Unearned ESOP shares	(5,635)	—
Total stockholders’ equity	98,326	37,017
Total liabilities and stockholders’ equity	$175,875	105,848

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

Years ended December 31, 2003, 2002, and 2001

(Dollars in thousands, except per share data)

	2003	2002	2001
Revenue:
Net premiums earned	$47,864	40,454	30,728
Investment income, net of expenses	1,707	2,061	2,425
Net realized investment (losses) gains	703	(220)	42
Other revenue	386	329	250

Total revenue	50,660	42,624	33,445

Expenses:
Losses and loss adjustment expenses	27,733	20,067	14,534
Amortization of deferred policy acquisition costs (related party amounts of $1,198, $955 and $173, respectively)	13,413	10,953	8,137
Other expenses	8,560	7,974	6,103
Stock conversion expenses	66	95	—

Total expenses	49,772	39,089	28,774

Income before income taxes and minority interest in income of subsidiary	888	3,535	4,671

Income taxes	174	1,155	1,271

Income before minority interest in income of subsidiary	714	2,380	3,400

Minority interest in income of subsidiary	(131)	(138)	(100)

Net income	$583	2,242	3,300

For the period December 16 through December 31, 2003

Net loss after conversion	$(477)
Basic and diluted loss per share after conversion	$(0.08)

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2003, 2002, and 2001

(Dollars in thousands)

	Preferred stock	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained Earnings	Unearned ESOP Shares	Total
Balance, December 31, 2000	$—	—	—	4,425	28,487	—	32,912
Net income					3,300		3,300
Unrealized (losses) on securities:
Unrealized holding (losses) arising during period, net of related income tax (benefit) of $(405)				(787)			(787)
Less reclassification adjustment for (gains) included in net income, net of related income tax (expense) of $(14)				(28)			(28)
Other comprehensive income							(815)
Comprehensive income							2,485
Balance, December 31, 2001	$—	—	—	3,610	31,787	—	35,397
Net income					2,242		2,242
Unrealized (losses) on securities:
Unrealized holding (losses) arising during period, net of related income tax (benefit) of $(395)				(767)			(767)
Less reclassification adjustment for losses included in net income, net of related income tax benefit of $75				145			145
Other comprehensive income							(622)
Comprehensive income							1,620
Balance, December 31, 2002	$—	—	—	2,988	34,029	—	37,017
Net income					583		583
Unrealized gains on securities:
Unrealized holding gains arising during period, net of related income tax expense of $1,006				1,954			1,954
Less reclassification adjustment for (gains) included in net income, net of related income tax (expense) of $(239)				(464)			(464)
Other comprehensive income							1,490
Comprehensive income							2,073
Issuance of common stock			64,871				64,871
Unearned ESOP shares						(6,261)	(6,261)
ESOP shares released						626	626
Balance, December 31, 2003	$—	—	64,871	4,478	34,612	(5,635)	98,326

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2003, 2002, and 2001

(Dollars in thousands)

	2003	2002	2001

Cash flows from operating activities:
Net income	$583	2,242	3,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,301	819	491
Net accretion of discount	(61)	(208)	(70)
Amortization of goodwill	—	—	98
ESOP share allocation	778	—	—
Net realized investment loss (gain)	(703)	220	(42)
Net realized gain on sale of property and equipment	—	(5)	(5)
Deferred income tax	1,364	(58)	(232)
Change in assets and liabilities:
Premiums receivable	(1,975)	(1,890)	(799)
Reinsurance receivables	(670)	1,804	414
Prepaid reinsurance premiums	(468)	(357)	1,646
Deferred policy acquisition costs	(1,604)	(821)	(644)
Other assets	(1,797)	(650)	242
Losses and loss adjustment expenses	5,913	289	821
Unearned premiums	5,406	4,375	732
Other	(68)	1,401	1,489

Net cash provided by operating activities	7,999	7,161	7,441

Cash flows from investing activities:
Purchase of fixed-income securities, available for sale	(24,325)	(35,444)	(31,781)
Purchase of equity securities	(6,951)	(6,240)	(5,354)
Purchase of FHC, net of cash acquired	—	—	(722)
Sale and maturity of fixed-income securities, available for sale	26,621	32,371	30,981
Sale of equity securities	8,298	3,528	2,381
Purchase of short-term investments, net	(54,396)	—	—
Purchase of property and equipment	(2,546)	(3,323)	(1,488)
Sale of property and equipment	15	24	5

Net cash used in investing activities	(53,284)	(9,084)	(5,978)

Cash flows from financing activities:
Proceeds from sale of securities in subsidiary to minority interest shareholder	—	689	—
Proceeds from issuance of capital stock	53,434	—	—

Net cash provided by financing activities	53,434	689	—

Net (decrease) increase in cash and cash equivalents	8,149	(1,234)	1,463

Cash and cash equivalents at beginning of period	7,201	8,435	6,972

Cash and cash equivalents at end of period	$15,350	7,201	8,435

Cash paid during the year for:
Interest	$39	33	35
Income taxes	150	1,605	1,720

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands)

(1)                                 Summary of Significant Accounting Policies

(a)                                 Description of Business

Mercer Insurance Group, Inc. and Subsidiaries (collectively, the Group) includes Mercer Insurance Company (MIC), its subsidiaries Queenstown Holding Company, Inc. (QHC) and BICUS Services Corporation (BICUS), QHC’s subsidiary Mercer Insurance Company of New Jersey, Inc. (MICNJ), and Franklin Holding Company, Inc. (FHC). Mercer Insurance Group, Inc. (MIG) is a holding company owning all the outstanding shares of MIC, the company resulting from the conversion of Mercer Mutual Insurance Company from the mutual to the stock form of ownership on December 15, 2003 (“the Conversion”).  On June 1, 2002, FHC was added to the Group when MIC purchased a 49% controlling interest in FHC and its wholly owned insurance subsidiary, Franklin Insurance Company (FIC) (note 12). The remaining 51% of FHC was purchased by MIG in conjunction with the Conversion.  The companies in the Group are operated under common management. The Group provides property and casualty insurance to both individual and commercial customers in New Jersey and Pennsylvania. The Group’s business activities can be separated into three operating segments, which include commercial lines of insurance, personal lines of insurance and the investment function. The commercial lines of business consist primarily of multi-peril and general liability coverage. These two commercial lines represented 29% and 15%, respectively, of the Group’s net premiums written in 2003. The personal lines of business consist primarily of homeowners and private passenger automobile insurance. These two personal lines represented 25% and 13%, respectively, of net written premiums in 2003.

(b)                                 Consolidation Policy and Basis of Presentation

The consolidated financial statements include the accounts of each member of the Group since the date of acquisition. The insurer affiliates within the Group participate in a reinsurance pooling arrangement (the Pool) whereby each insurer affiliate’s underwriting results are combined and distributed proportionately to each participant. Each insurer’s share in the Pool is based on their respective statutory surplus as of the beginning of each year. The effects of the Pool as well as all other significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which differ in some respects from those followed in reports to insurance regulatory authorities.

(c)                                  Use of Estimates

The preparation of the accompanying financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates include liabilities for losses and loss adjustment expenses, deferred policy acquisition costs, reinsurance, deferred income tax assets and other than temporary impairment of investments. Actual results could differ from those estimates.

(d)                                 Investments

Due to periodic shifts in the portfolio arising from income tax and asset-liability matching, as well as securities markets and economic factors, management considers the entire portfolio of fixed-income securities as available for sale. Fixed-income securities available for sale and equity securities are stated at fair value with changes in fair value, net of deferred income tax, reflected in stockholders’ equity as accumulated other comprehensive income. Realized gains and losses are determined on the specific identification basis. A decline in the market value of an investment below its cost that is deemed other than temporary is charged to earnings.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands)

Interest on fixed maturities is credited to income as it accrues on the principal amounts outstanding, adjusted for amortization of premiums and accretion of discounts computed utilizing the effective interest rate method. Premiums and discounts on mortgage-backed securities are amortized using anticipated prepayments with significant changes in anticipated prepayments accounted for prospectively.

(e)                                  Cash,  Cash Equivalents and Short-term Investments

Cash, cash equivalents, and short-term investments are carried at cost which approximates market value. The Group considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

(f)                                    Fair Values of Financial Instruments

The Group has used the following methods and assumptions in estimating its fair values:

Investments – The fair values for fixed-income securities available for sale are based on quoted market prices, when available. If not available, fair values are based on values obtained from investment brokers. Fair values for marketable equity securities are based on quoted market prices and on statutory equity for the security indicated below.

The fair value of an equity security in a reinsurance company is estimated based on statutory book value because the security is not traded and because of restrictions placed on the investors. After receipt of a bona fide offer to purchase this security, the stock must first be offered to the investee or its other shareholders at the lower of statutory book value or the offered price. The investee also has the ability to determine that the potential purchaser is not appropriate and void such an offer. The carrying value of this investment was $1,203 and $1,228 at December 31, 2003 and 2002, respectively.

Cash, cash equivalents, and short-term investments – The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

Premium and reinsurance receivables – The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

(g)                                 Reinsurance

The Group cedes insurance to, and assumes insurance from, unrelated insurers to limit its maximum loss exposure through risk diversification. Ceded reinsurance receivables and unearned premiums are reported as assets; loss and loss adjustment expense reserves are reported gross of ceded reinsurance credits. Premiums receivable is recorded gross of ceded premiums payable.

(h)                                 Deferred Policy Acquisition Costs

Acquisition costs such as commissions, premium taxes, and certain other expenses which vary with and are directly related to the production of business, are deferred and amortized over the effective period of the related insurance policies. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to premiums to be earned, anticipated investment income, loss and loss adjustment expenses, and certain other maintenance costs expected to be incurred as the premiums are earned. To the extent that deferred policy acquisition costs are not realizable, the deficiency is charged to income currently.

(i)                                    Property and Equipment

Property and equipment are carried at cost less accumulated depreciation calculated on the straight-line basis. Property is depreciated over useful lives generally ranging from five to forty years. Equipment is depreciated over three to ten years.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands)

(j)                                    Premium Revenue

Premiums include direct writings plus reinsurance assumed less reinsurance ceded to other insurers and are recognized as revenue over the period that coverage is provided using the monthly pro-rata method. Unearned premiums represent that portion of premiums written that are applicable to the unexpired terms of policies in force.

(k)                                 Losses and Loss Adjustment Expenses

The liability for losses includes the amount of claims which have been reported to the Group and are unpaid at the statement date as well as provision for claims incurred but not reported, after deducting anticipated salvage and subrogation. The liability for loss adjustment expenses is determined as a percentage of the liability for losses based on the historical ratio of paid adjustment expenses to paid losses by line of business.

Management believes that the liabilities for losses and loss adjustment expenses at December 31, 2003 are adequate to cover the ultimate net cost of losses and claims to date, but these liabilities are necessarily based on estimates, and the amount of losses and loss adjustment expenses ultimately paid may be more or less than such estimates. Changes in the estimates for losses and loss adjustment expenses are recognized in the period in which they are determined.

(l)                                    Income Taxes

The Group uses the asset and liability method of accounting for income taxes. Deferred income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the tax bases of the Group’s assets and liabilities and operating loss carryforwards. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The effect of a change in tax rates is recognized in the period of the enactment date.

(m)                              Goodwill

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 applies to all acquired intangible assets whether acquired singularly, as part of a group, or in a business combination. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. The Group adopted SFAS No. 142 on January 1, 2002. The amortization of goodwill from past business combinations ceased upon adoption of this statement.

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, SFAS No. 142 required the Group to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, the Group was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill to those reporting units as of January 1, 2002. The Group has only one reporting unit with goodwill. Based on the results of this assessment, the fair value of this reporting unit exceeded its carrying value, including existing goodwill, as of January 1, 2002. SFAS No. 142 also requires that an impairment test be performed annually or more frequently if changes in circumstances or the occurrence of events indicate goodwill may be impaired. The Group performed the annual impairment tests as of December 31, 2003 and 2002 and the results indicated that the fair value of the reporting unit exceeded its carrying amounts.

Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, of 15 years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands)

(2)                     INVESTMENTS

Net investment income, net realized investment gains (losses), and change in unrealized gains (losses) on investment securities are as follows.

Net investment income and net realized investment gains (losses):

	2003	2002	2001
Investment income:
Fixed income securities	$2,120	2,346	2,545
Equity securities	466	470	319
Cash and cash equivalents	100	170	323
Other	105	24	40
Gross investment income	2,791	3,010	3,227
Less investment expenses	1,084	949	802
Net investment income	1,707	2,061	2,425
Realized gains (losses):
Fixed income securities	186	281	252
Equity securities	517	(501)	(210)
Net realized investment (losses) gains	703	(220)	42
Net investment income and net realized investment gains	$2,410	1,841	2,467

Investment expenses include salaries, counseling fees, and other miscellaneous expenses attributable to the maintenance of investment activities.

The changes in unrealized (losses) gains of securities are as follows:

	2003	2002	2001
Fixed-income securities	$(922)	1,614	(285)
Equity securities	3,155	(2,532)	(949)
	$2,233	(918)	(1,234)

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands)

The cost and estimated fair value of available-for-sale investment securities at December 31, 2003 and 2002 are shown below.

	Cost (1)	Gross unrealized gains	Gross unrealized losses	Estimated fair value
2003
Fixed-income securities, available for sale:
U.S. government and government agencies	$38,974	290	438	38,826
Obligations of states and political subdivisions	5,083	168	16	5,235
Industrial and miscellaneous	2,157	7	17	2,147
Mortgage-backed securities	68	1	—	69
Total fixed maturities	46,282	466	471	46,277

Equity securities:
At market value	15,772	5,759	78	21,453
At estimated value	94	1,109	—	1,203
Total equity securities	15,866	6,868	78	22,656
Total available for sale	$62,148	7,334	549	68,933

	Cost (1)	Gross unrealized gains	Gross unrealized losses	Estimated fair value
2002
Fixed-income securities, available for sale:
U.S. government and government agencies	$38,802	750	53	39,499
Obligations of states and political subdivisions	5,976	176	3	6,149
Industrial and miscellaneous	3,216	68	25	3,259
Mortgage-backed securities	336	4	—	340
Total fixed maturities	48,330	998	81	49,247

Equity securities:
At market value	16,603	3,871	1,370	19,104
At estimated value	94	1,134	—	1,228
Total equity securities	16,697	5,005	1,370	20,332
Total available for sale	$65,027	6,003	1,451	69,579

(1)          Original cost of equity securities; original cost of fixed-income securities adjusted for amortization of premium and accretion of discount.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands)

The estimated fair value and unrealized loss for securities in a temporary unrealized loss position as of December 31, 2003 are as follows :

	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$16,715	$399	$4,431	$39	$21,146	$438

Obligations of states and political subdivisions	481	16	—	—	481	16

Corporate securities	1,033	17	—	—	1,033	17

Mortgage-backed securities	5	—	8	—	13	—

Total fixed maturities	18,234	432	4,439	39	22,673	471

Total equity securities	1677	78	—	—	1,677	78

Total securities in a temporary unrealized loss position	$19,911	$510	$4,439	$39	$24,350	$549

The unrealized losses on fixed maturity investments with unrealized losses for less than twelve months were primarily due to changes in the interest rate environment.  The Group has twelve fixed maturity securities with unrealized losses for more than twelve months.  Of the twelve securities with unrealized losses for more than twelve months, eleven of them have fair values of 98% or more of cost, and the other security has a fair value greater than 96% of cost.  The Group believes these declines are temporary.

There are eleven equity securities that are in an unrealized loss position at December 31, 2003.  Ten of these securities have been in an unrealized loss position for less than six months.  The other equity security has been in an unrealized loss position for less than twelve months.  The Group believes these declines are temporary.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands)

The amortized cost and estimated fair value of fixed-income securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Estimated fair value
Due in one year or less	$—	—
Due after one year through five years	2,841	2,868
Due after five years through ten years	24,761	24,797
Due after ten years	18,612	18,543
	46,214	46,208
Mortgage-backed securities	68	69
	$46,282	46,277

The gross realized gains and losses on investment securities are as follows:

	2003	2002	2001
Gross realized gains	$1,396	703	463
Gross realized losses	(693)	(923)	(421)
	$703	(220)	42

The gross realized investment losses included write-downs for the other than temporary impairment of securities totaling $454, $647, and $185 for the years ended 2003, 2002 and 2001, respectively.

Proceeds from the sales of available-for-sale securities were $34,919, $35,594, and $33,262 in 2003, 2002, and 2001, respectively.

Accumulated other comprehensive income included deferred income taxes of $2,306 and $1,548 applicable to net unrealized investment gains at December 31, 2003 and 2002, respectively.

The amortized cost of invested securities on deposit with regulatory authorities at both December 31, 2003 and 2002 amounted to $202.

(3)                     DEFERRED POLICY ACQUISITION COSTS

Changes in deferred policy acquisition costs are as follows:

	2003	2002	2001
Balance, January 1	$5,783	4,962	3,899
Acquisition costs deferred	15,017	11,774	9,200
Amortization charged to earnings	(13,413)	(10,953)	(8,137)
Balance, December 31	$7,387	5,783	4,962

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands)

(4)                     PROPERTY AND EQUIPMENT

Property and equipment was as follows:

	2003	2002
Home office:
Land	$423	423
Buildings and improvements	4,691	3,699
Furniture, fixtures, and equipment	7,050	5,868
	12,164	9,990
Accumulated depreciation	(5,220)	(4,277)
	$6,944	5,713

(5)                     LIABILITIES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

Activity in the liabilities for losses and loss adjustment expenses is summarized as follows:

	2003	2002	2001
Balance, January 1	$31,348	31,059	28,766
Less reinsurance recoverable on unpaid losses and loss expenses	(4,150)	(5,425)	(4,675)
Net balance at January 1	27,198	25,634	24,091
Incurred related to:
Current year	28,329	22,211	17,813
Prior years	(596)	(2,144)	(3,279)
Total incurred	27,733	20,067	14,534
Paid related to:
Current year	13,866	11,128	7,265
Prior years	8,840	7,375	5,726
Total paid	22,706	18,503	12,991
Net balance, December 31	32,225	27,198	25,634
Plus reinsurance recoverable on unpaid losses and loss expenses	5,036	4,150	5,425
Balance at December 31	$37,261	31,348	31,059

As a result of changes in estimates of insured events in prior years, the liabilities for losses and loss adjustment expense decreased by $596, $2,144, and $3,279, in 2003, 2002, and 2001, respectively. These redundancies are primarily concentrated in the commercial multi-peril and workers’ compensation lines in 2003, in the commercial multi-peril and other liability lines in 2002, and in the homeowners and commercial multi-peril lines in 2001.

(6)                     REINSURANCE

The Group has geographic exposure to catastrophe losses in its operating region. Catastrophes can be caused by various events including hurricanes, windstorms, earthquakes, hail, explosion, severe weather, and fire. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas. However, hurricanes and

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands)

earthquakes may produce significant damage in large, heavily populated areas. The Group generally seeks to reduce its exposure to catastrophe through individual risk selection and the purchase of catastrophe reinsurance.

In the ordinary course of business, the Group seeks to limit its exposure to loss on individual claims and from the effects of catastrophes by entering into reinsurance contracts with other insurance companies. Reinsurance is ceded on excess of loss and pro-rata bases with the Group’s retention in 2003 and 2002 not exceeding $300 per occurrence, and in 2001, $250 per occurrence. Insurance ceded by the Group does not relieve its primary liability as the originating insurer. The Group also assumes reinsurance from other companies on a pro-rata basis.

The effect of reinsurance with unrelated insurers on premiums written and earned is as follows:

	2003	2002	2001
Premiums written:
Direct	$61,152	50,858	41,497
Assumed	1,613	808	1,474
Ceded	(9,963)	(7,195)	(8,261)
Net	$52,802	44,471	34,710
Premiums earned:
Direct	$56,047	46,625	37,326
Asssumed	1,312	666	1,440
Ceded	(9,495)	(6,837)	(8,038)
Net	$47,864	40,454	30,728

The effect of reinsurance on unearned premiums as of December 31, 2003 and 2002 is as follows:

	2003	2002
Direct	$29,685	24,580
Assumed	644	343
	$30,329	24,923

The effect of reinsurance on the liabilities for losses and loss adjustment and losses and loss adjustment expenses incurred is as follows:

	2003	2002
Liabilities:
Direct	$35,361	29,329
Assumed	1,900	2,019
	$37,261	31,348

	2003	2002	2001
Losses and loss expenses incurred:
Direct	$29,861	20,388	18,258
Assumed	582	415	342
Ceded	(2,710)	(736)	(4,066)
Net	$27,733	20,067	14,534

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands)

The Group performs credit reviews of its reinsurers, focusing on financial stability. To the extent that a reinsurer may be unable to pay losses for which it is liable under the terms of a reinsurance agreement, the Group is exposed to the risk of continued liability for such losses. At December 31, 2003, one independent reinsurer accounted for approximately $1,700 of amounts recoverable for paid and unpaid losses and loss adjustment expenses.

(7)                     RETIREMENT PLANS AND DEFERRED COMPENSATION PLAN

Effective January 1, 1997, the Group implemented a defined contribution pension plan to replace a defined benefit pension plan. The plan covers substantially all of its employees. Benefits are based on years of service and the employee’s annual compensation. Pension expense from the defined contribution plan amounted to $223, $181, and $129, for 2003, 2002, and 2001, respectively.

The Group also maintains a 401(k) retirement savings plan covering substantially all employees. The Group matches a percentage of each employees’ pre-tax contribution and also contributes an amount equal to 2% of each employee’s annual compensation. The cost of this plan amounted to $135, $119, and $90, for the years ended December 31, 2003, 2002, and 2001, respectively. The Group maintains a nonqualified unfunded retirement plan for its directors. The plan provides for monthly payments for ten years upon retirement. The expense for this plan amounted to $102, $93, and $86, for 2003, 2002, and 2001 respectively. Costs accrued under this plan amounted to $627 and $558 at December 31, 2003 and 2002, respectively.

The Group also maintains a deferred compensation plan for its directors and officers. Under the plan, participants may elect to defer receipt of all or a portion of their fees. Amounts deferred, together with accumulated interest, are distributed either as a lump sum or in installments over a period of not greater than ten years. Deferred compensation, including accumulated interest, amounted to $749 and $661 at December 31, 2003 and 2002, respectively.

The Group has purchased Company-owned life insurance covering key individuals. The Group’s cost for the Company-owned life insurance was $762 and $350 for the years ended December 31, 2003 and 2002, respectively.  The cash surrender value of the Company-owned life insurance totaled $597 and $217 at December 31, 2003 and 2002, respectively, and is included in other assets.

In conjunction with the Conversion described in note 1, the Group established an Employee Stock Ownership Plan (ESOP) and issued 626,111 shares to the ESOP at the Conversion offering price. The ESOP signed a promissory note in the amount of $6,261 to purchase the shares which is due in 10 equal installments including interest at 4%. Shares purchased are held in a suspense account for allocation among participating employees as the loan is repaid. Shares are allocated to participants based on compensation as described in the plan. During the period December 16, 2003 to December 31, 2003, 62,611 shares were allocated to employees. Compensation expense equal to the fair value of the shares released is recognized ratably over the period that the shares are committed to be released to the employees. In 2003, the Group recognized compensation expense of $778 related to the ESOP. As of December 31,2003, the cost of the 563,500 shares issued to the ESOP but not yet released are classified within equity as unearned ESOP shares.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands)

(8)                     FEDERAL INCOME TAXES

The tax effect of significant temporary differences that give rise to the Group’s net deferred tax asset (liability) as of December 31, is as follows:

	2003	2002
Net loss reserve discounting	$1,499	1,365
Net unearned premiums	1,978	1,633
Impairment of investments	130	220
Net operating loss carryforwards	362	459
Other	547	1,534
Deferred tax assets	4,516	5,211
Deferred policy acquisition costs	2,512	1,966
Unrealized gain on investments	2,306	1,548
Other	411	286
Deferred tax liabilities	5,229	3,800
Net deferred tax asset (liability)	$(713)	1,411

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes it is more likely than not the Group will realize the benefits of the deferred tax assets at December 31, 2003 and 2002.

During the year ended December 31, 2002, the Group reversed its previously recorded valuation allowance related to deferred tax assets of FHC based on revised estimates of future taxable income of FHC. In accordance with SFAS No. 109, Accounting for Income Taxes, this resulted in a reduction to goodwill, totaling $336 and an increase in minority interest in subsidiary totaling $349 (note 12).

Actual income tax expense differed from expected tax expense, computed by applying the United States federal corporate tax rate of 34% to income before income taxes, as follows:

	2003	2002	2001
Expected tax expense	$302	1,202	1,588
Tax-exempt interest	(64)	(135)	(217)
Dividends received deduction	(93)	(94)	(65)
Company-owned life insurance	11	45	—
Other	18	137	(35)
Income tax expense	$174	1,155	1,271

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands)

The components of the provision for income taxes are as follows:

	2003	2002	2001
Current	$(1,190)	1,213	1,503
Deferred	1,364	(58)	(232)
Income tax expense	$174	1,155	1,271

At December 31, 2003, the Group’s subsidiary FHC has net operating loss carryforwards available to offset future federal taxable income as follows:

Expires
2018	$112
2019	256
2020	567
2021	131
$1,066

(9)                     SEGMENT INFORMATION

The Group markets its products through independent insurance agents, which sell commercial lines of insurance to small to medium-sized businesses and personal lines of insurance to individuals.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands)

Financial data by segment is as follows:

	2003	2002	2001
Revenues:
Net premiums earned:
Commercial lines	$25,964	20,088	15,119
Personal lines	21,900	20,366	15,609
Total net premiums earned	47,864	40,454	30,728
Expenses:
Loss and loss adjustment expenses:
Commercial lines	10,145	7,283	6,425
Personal lines	17,588	12,784	8,109
Total loss and loss expenses	27,733	20,067	14,534
Other underwriting expenses:
Commercial lines	12,710	9,913	7,240
Personal lines	9,263	9,014	7,000
Total other underwriting expenses	21,973	18,927	14,240
Underwriting gain (loss):
Commercial lines	3,109	2,892	1,454
Personal lines	(4,951)	(1,432)	500
Total underwriting gain	(1,842)	1,460	1,954
Investment income, net of expenses	1,707	2,061	2,425
Net realized investment (losses) gains	703	(220)	42
Other	320	234	250
Income before income taxes and minority interest in income of subsidiary	$888	3,535	4,671

Assets are not allocated to the commercial and personal lines, and are reviewed in total by management for purposes of decision making.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands)

(10)              RECONCILIATION OF STATUTORY FILINGS TO AMOUNTS REPORTED HEREIN

A reconciliation of the Group’s statutory net income and surplus to the Group’s net income and stockholder’s equity, under accounting principles generally accepted in the United States of America (GAAP), is as follows:

	2003	2002	2001
Net income:
Statutory net income	$632	1,292	2,019
Deferred policy acquisition costs	1,604	821	643
Deferred federal income taxes	(1,364)	58	232
Minority interest in income of subsidiary	(131)	(138)	(100)
Parent holding company loss	(20)	—	—
Other	(138)	209	506
GAAP net income	$583	2,242	3,300
Surplus:
Statutory surplus	$58,338	28,877
Deferred policy acquisition costs	7,387	5,783
Deferred federal income taxes	(3,504)	(987)
Nonadmitted assets	2,493	2,524
Unrealized gain (loss) on fixed-income securities	(5)	917
Parent company	33,557	—
Other	60	(97)
GAAP stockholders’ equity	$98,326	37,017

The Group’s insurance companies are required to file statutory financial statements with various state insurance regulatory authorities. Statutory financial statements are prepared in accordance with accounting principles and practices prescribed or permitted by the various states of domicile. Prescribed statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (NAIC). Furthermore, the NAIC adopted the Codification of Statutory Accounting Principles effective January 1, 2001. The codified principles are intended to provide a comprehensive basis of accounting recognized and adhered to in the absence of conflict with, or silence of, state statutes and regulations. The effects of such do not affect financial statements prepared under accounting principles generally accepted in the United States of America.

The Group’s insurance companies are required by law to maintain a certain minimum surplus on a statutory basis, and are subject to risk-based capital requirements and to regulations under which payment of a dividend from statutory surplus is restricted and may require prior approval of regulatory authorities. A condition imposed in connection with the approval by the Pennsylvania Department of Insurance to allow the Conversion is that for a period of three years after the Conversion, Mercer Insurance Company may not declare or pay any dividend to Mercer Insurance Group without the approval of the Pennsylvania Insurance Department. After this three-year period, Mercer Insurance Company will be restricted by the insurance laws of Pennsylvania as to the amount of dividends or other distributions it may pay to its holding company. Under Pennsylvania law, there is a maximum amount that may be paid by Mercer Insurance Company during any twelve-month period after notice to, but without prior approval of, the Pennsylvania Insurance Department. This limit is the greater of 10% of Mercer Insurance Company’s statutory surplus as reported on its most recent annual statement filed with the Pennsylvania Insurance Department, or the net income of Mercer Insurance Company for the period covered by such annual statement. If the dividend restrictions imposed on Mercer Insurance Company related to the Conversion were not in effect, then as of December 31, 2003, the amounts available for payment of dividends from Mercer Insurance Company in 2004, without the prior approval of the Pennsylvania Insurance Department would have been approximately $5.8 million.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands)

(11)              CONVERSION COSTS

On December 15, 2003, MIC converted from a mutual form of ownership to a stock form of ownership. The Group incurred $66 and $95 in 2003 and 2002, respectively, in the mutual to stock conversion.

(12)              PURCHASE OF FHC, GOODWILL, AND MINORITY INTEREST

On June 1, 2001, MIC purchased certain holdings in FHC and its wholly owned insurance subsidiary, FIC (note 1). For an investment of $3,500, MIC acquired 49% of all outstanding voting common stock; 50% of all common stock options; 50% of convertible, redeemable Series A preferred stock and certain rights to purchase the remaining voting common stock in the future. The transaction resulted in goodwill totaling $3,310. In 2002, MIC and a minority interest shareholder exercised options to purchase Series B, nonvoting common stock and paid $662 and $689, respectively, for such shares. These exercises did not change MIC’s ownership percentage in FHC.

Prior to the acquisition of the remaining 51% in FHC, the Group consolidated FHC as it had a controlling interest in the subsidiary as evidenced by the following:  MIC had control of the Board of Directors of FHC (seven of nine board members of FHC were on the board of MIC), MIC had common management with FHC and the ability to direct the policies and management that guide the ongoing activities and all substantive decision making of FHC, and MIC had the option to purchase the remaining stock of FHC.  In addition, FHC and MIC entered into a reinsurance pooling agreement in connection with the acquisition whereby 100% of the direct business of FHC is ceded to MIC.  MIC then retrocedes a percentage of the combined business to FHC.  The effect of this agreement subsequent to the acquisition is eliminated in consolidation. The Group’s investment in FHC including common stock, options to purchase common equity, and preferred stock has been eliminated in consolidation. The minority interest in subsidiary of $3,112 shown on the consolidated balance sheet as of December 31, 2002, represents the interests, including redeemable preferred stock,  held in FHC by parties other than MIC.

On December 15, 2003, at the time of the Conversion the Group acquired the remaining minority interest in FHC in exchange for 502,525 shares of Group, with the result that at December 31, 2003 the Group owns 100% of FHC. Additional goodwill of $1,797 was recorded at the time the minority interest was acquired.

The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 are as follows:

	2003	2002
Balance beginning of year	$2,876	$3,212
Goodwill on the purchase of the remaining minority interest in FHC	1,797	—
Reduction in valuation allowance on deferred tax assets	—	(336)
Balance end of year	$4,673	$2,876

In accordance with SFAS No. 109, the Group reduced the valuation allowance on deferred tax assets which resulted in a $336 reduction in goodwill in 2002.

The consolidated statements of earnings for the year ended December 31, 2001 include $98 of goodwill amortization. Following the adoption of SFAS No. 142, no goodwill amortization expense was recognized for the years ended December 31, 2003 and 2002. The following table adjusts the reported net income for the year ended December 31, 2001 on a pro forma basis assuming the provisions of SFAS No. 142 were adopted effective January 1, 2001:

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands)

Net income – as reported	$3,300
Net income – as adjusted	3,398

(13)              EARNINGS PER SHARE

As described in Note 1, the Conversion resulted in the issuance of common shares of the Group on December 15, 2003. Earnings per share are computed by dividing net income for the period subsequent to the Conversion by the weighted average number of common shares outstanding for the period of 6,252,884.  There were no dilutive potential common shares outstanding during this period.

(14)              CONTINGENCIES

The Group becomes involved with certain claims and legal actions arising in the ordinary course of  business operations. Such legal actions involve disputes by policyholders relating to claims payments as well as other litigation. In addition, the Group’s business practices are regularly subject to review by various state insurance regulatory authorities. These reviews may result in changes or clarifications of the Group’s business practices, and may result in fines, penalties or other sanctions. In the opinion of management, while the ultimate outcome of these actions and these regulatory proceedings cannot be determined at this time, they are not expected to result in liability for amounts material to the financial condition, results of operations, or liquidity, of the Group.

(15)              RELATED-PARTY TRANSACTIONS

The Group produces a large percentage of its business through one insurance agent who is also an officer and board member of the companies within the Group, Davis Insurance Agency (Davis).  In 2003, 2002, and 2001, premiums written through Davis totaled 13%, 14% and 10%, respectively, of the Group’s direct written premiums. Commissions paid to Davis were $1,314, $1,182 and $630 in 2003, 2002, and 2001,  respectively.

Van Rensselaer, Ltd., which is owned by William V.R. Fogler, a director, has provided investment management services to the Group since the year 2000. Fees to Van Rensselaer, Ltd. amounted to $141 in 2003, $139 in 2002, and $136 in 2001.

(16)              QUARTERLY FINANCIAL DATA (unaudited)

The Group’s unaudited quarterly financial information is as follows:

Mercer Insurance Group, Inc. and Subsidiaries

Quarterly Financial Data

(unaudited, in thousands, except per share data)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2003	2002	2003	2002	2003	2002	2003	2002

Net premiums written	$11,259	$10,023	$14,922	$11,052	$13,052	$11,673	$13,569	$11,723
Net premiums earned	11,056	9,444	11,327	9,552	12,379	10,611	13,102	10,847
Net investment income earned	427	529	394	566	400	525	486	441
Net realized gains (losses)	149	(88)	(186)	100	167	(282)	573	50
Net income	232	772	40	665	173	398	138	407
Other comprehensive income (loss)	(380)	(420)	1,081	(306)	312	(276)	477	380
Comprehensive income (loss)	$(148)	$352	$1,121	$359	$485	$122	$615	$787

Net income (loss) per share (Note 1 and 2):
Basic	N/A	N/A	N/A	N/A	N/A	N/A	$(0.08)	N/A
Diluted	N/A	N/A	N/A	N/A	N/A	N/A	$(0.08)	N/A

Note 1 – Earnings per share data reflects only the net loss for the period from December 16, 2003, through December 31, 2003, the period subsequent to the Conversion.  Net loss during this period was $477.

Note 2 – Earnings per share for the periods prior to December 16, 2003 are not applicable.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003. There have been no material changes in the Company’s internal control over financial reporting during the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 10 is incorporated by reference to Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2003.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2003.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by Item 12 is incorporated by reference to Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2003.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 is incorporated by reference to Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2003.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 is incorporated by reference to Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2003.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1)	The following consolidated financial statements are filed as a part of this report in Item 8.

Independent Auditors’ Report
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2003 and 2002
Consolidated Statements of Earnings for Each of the Years in the Three-year Period Ended December 31, 2003
Consolidated Statements of Stockholders’ Equity for Each of the Years in the Three-year Period Ended December 31, 2003
Consolidated Statements of Cash Flows for Each of the Years in the Three-year Period Ended December 31, 2003
Notes to Consolidated Financial Statements

(2)	The following consolidated financial statement schedules for the years 2003, 2002 and 2001are submitted herewith:

Financial Statement Schedules:

Independent Auditors’ Report on Schedules
	Schedule I.	Summary of Investments – Other Than Investments in Related Parties
	Schedule II.	Condensed Financial Information of Parent Company
	Schedule III.	Supplementary Insurance Information
	Schedule IV	Reinsurance
	Schedule V	Allowance for Uncollectible Premiums and other Receivables

Schedule VI.                             Supplemental Insurance Information Concerning Property and Casualty Subsidiaries

All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(3) Exhibits:

The exhibits required by Item 601 of Regulation SK are listed in the Exhibit Index. Documents not accompanying this report are incorporated by reference as indicated on the Exhibit Index.

(b) Reports on Form 8-K.

In a report on Form 8-K dated and filed on December 15, 2003, the Company reported, under Item 5. “Other Events,”  a press release, dated December 15, 2003, announcing the successful completion of the conversion of Mercer Mutual Insurance Company from mutual to stock form and the completion of its public offering, which is incorporated herein by reference.

EXHIBIT INDEX

NUMBER	TITLE

2.1

Plan of Conversion from Mutual to Stock Organization of Mercer Mutual Insurance Company, dated as of December 13, 2002 and amended and restated on March 19, 2003, April 15, 2003 and June 18, 2003 (incorporated by reference herein to the Company’s Pre-effective Amendment No. 3 on Form S-1 No. 333-104897)

3.1	Articles of Incorporation of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Pre-effective Amendment No. 3 on Form S-1 No. 333-104897)

3.2	Bylaws of Mercer Insurance Group, Inc. (filed herewith)

4.1	Form of certificate evidencing shares of common stock of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Pre-effective Amendment no. 3 on Form S-1 No. 333-104897)

8.1

Private Letter Ruling, dated May 8, 2003, from the Internal Revenue Service to Mercer Mutual Insurance Company (incorporated by reference herein to the Company’s Pre-effective Amendment no. 3 on Form S-1 No. 333-104897)

10.1	Mercer Insurance Group, Inc. Employee Stock Ownership Plan (incorporated by reference herein to the Company’s Pre-effective Amendment No. 3 on Form S-1 No. 333-104897)

10.2	Employment Agreement, dated as of April 1, 2004, among BICUS Services Corporation, Mercer Insurance Company and Andrew R. Speaker (filed herewith)

10.3	Employment Agreement, dated as of April 1, 2004, among BICUS Services Corporation, Mercer Insurance Company and H. Thomas Davis, Jr. (filed herewith)

10.4	Employment Agreement, dated as of April 1, 2004, among BICUS Services Corporation, Mercer Insurance Company and Paul D. Ehrhardt (filed herewith)

10.5	Employment Agreement, dated as of April 1, 2004, among BICUS Services Corporation, Mercer Insurance Company and John G. Danka (filed herewith)

10.6	Employment Agreement, dated as of April 1, 2004, among BICUS Services Corporation, Mercer Insurance Company and Daniel Borges (filed herewith)

10.7	Mercer Mutual Insurance Company Executive Nonqualified “Excess” Plan dated June 1, 2002 (incorporated by reference herein to the Company’s Pre-effective Amendment no. 3 on Form S-1 No. 333-104897)

10.8	Mercer Mutual Insurance Company Benefit Agreement dated December 11, 1989, as amended (incorporated by reference herein to the Company’s Pre-effective Amendment no. 3 on Form S-1 No. 333-104897)

14.1	Code of Ethics (filed herewith)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mercer Insurance Group, Inc.

By:	/s/ Andrew R. Speaker	March 30, 2004
Andrew R. Speaker
President and Chief Executive Officer and a Director

By:	/s/ David B. Merclean	March 30, 2004
David B. Merclean
Senior Vice President of Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ Roland D. Boehm	March 30, 2004
Roland D. Boehm
Vice Chairman of the Board of Directors

By:	/s/ H. Thomas Davis	March 30, 2004
H. Thomas Davis
Senior Vice President and a Director

By:	/s/ William V. R. Fogler	March 30, 2004
William V. R. Fogler
Director

By:	/s/ William C. Hart	March 30, 2004
William C. Hart
Director

By:	/s/ George T. Hornyak, Jr.	March 30, 2004
George T. Hornyak, Jr.
Director

By:	/s/ Samuel J. Malizia	March 30, 2004
Samuel J. Malizia
Director

By:	/s/ Richard U. Niedt	March 30, 2004
Richard U. Niedt
Director

By:	/s/ Andrew R. Speaker	March 30, 2004
Andrew R. Speaker
President and Chief Executive Officer and a Director

By:	/s/ Richard G. Van Noy	March 30, 2004
Richard G. Van Noy
Chairman of the Board of Directors

Independent Auditors’ Report

The Board of Directors

Mercer Insurance Group, Inc. and subsidiaries:

Under date of February 24, 2004, we reported on the consolidated balance sheets of Mercer Insurance Group, Inc. and subsidiaries (the Group) as of December 31, 2003 and 2002, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003, which are included in the annual report on Form 10-K.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules in the annual report on Form 10-K.  These financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Group adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 24, 2004

Mercer Insurance Group, Inc. and Subsidiaries

Schedule I - Summary of Investments - Other than

Investments in Related Parties as of December 31, 2003

	Column B	Column C	Column D
Column A	Cost	Market Value	Balance Sheet
Type of Investment
	(Dollars in thousands)
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$38,974	38,826	38,826
States, municipalities and political subdivisions	5,083	5,235	5,235
All other	2,225	2,216	2,216
Total bonds	46,282	46,277	46,277
Preferred stock	3,190	3,352	3,352

Total fixed maturities	49,472	49,629	49,629

Equity securities:
Common stocks:
Public utilities	102	153	153
Banks, trust and insurance companies	1,242	4,603	4,603
Industrial, miscellaneous and all other	11,332	14,548	14,548
Total equity securities	12,676	19,304	19,304

Short-term investments	54,396	54,396	54,396

Total investments	$116,544	123,329	123,329

MERCER INSURANCE GROUP, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Condensed Balance Sheet

December 31, 2003

(Dollars in thousands)

2003
Assets

Investment in common stock of subsidiaries (equity method)	$66,864
Investment in preferred stock of subsidiaries (equity method)	2,475
Short-term investments, at cost, which approximates fair value	25,495
Cash and cash equivalents	1,547
Goodwill	1,797
Other assets	255

Total assets	$98,433

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable and accrued expenses	$107

Total liabilities	107

Stockholders’ Equity:
Preferred stock, no par value, authorized 5,000,000 shares, no shares issued and outstanding	—
Common stock, no par value, authorized 15,000,000 shares, issued 6,846,733 shares, outstanding 6,282,233 shares 6,845,733 shares, outstanding 6,282,233 shares	—
Additional paid-in capital	64,871
Accumulated other comprehensive income:
Unrealized gains in investments, net of deferred income taxes	4,478
Retained Earnings	34,612
Unearned ESOP shares	(5,635)
Total stockholders’ equity	98,326
Total liabilities and stockholders’ equity	$98,433

MERCER INSURANCE GROUP, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Condensed Statement of Earnings

From December 16, 2003 to December 31, 2003

(Dollars in thousands)

2003
Revenue:
Investment income, net of expenses	$5
Total revenue	5
Expenses:
Other expenses	36
Total expenses	36
Loss before tax benefit	(31)
Income tax benefit	(11)
Loss before equity in loss of subsidiaries	(20)
Equity in loss of subsidiaries	(457)
Net loss	$(477)

MERCER INSURANCE GROUP, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Condensed Statements of Cash Flows

From December 16, 2003 to December 31, 2003

(Dollars in thousands)

2003
Cash flows from operating activities:
Net loss	$(477)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in undistributed loss of subsidiaries	457
ESOP share allocation	35
Deferred income tax	(11)
Other	(139)
Net cash used in operating activities	(135)

Cash flows from investing activities:
Purchase of short-term investments	(25,495)
Net cash used in investing activities	(25,495)

Cash flows from financing activities:
Proceeds from issuance of capital stock	54,177
Capital contribution to subsidiary	(27,000)
Net cash provided by financing activities	27,177

Net increase in cash and cash equivalents	1,547
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$1,547
Cash paid during the year for:
Interest	$—
Income taxes	—

Mercer Insurance Group, Inc. and Subsidiaries

Schedule III - Supplementary Insurance Information

Column A	Column B	Column C	Column D	Column E	Column F
Segment	Deferred Policy Acquisition costs	Future policy benefits, losses, claims, and loss expenses	Unearned Premiums	Other policy claims and benefits payable	Premium revenue
	(Dollars in thousands)
December 31, 2003
Commercial lines	$4,590	22,883	19,099	0	25,964
Personal lines	2,797	14,378	11,230	0	21,900
Total	$7,387	37,261	30,329	0	47,864

December 31, 2002
Commercial lines	$3,263	18,636	14,332	0	20,088
Personal lines	2,520	12,712	10,591	0	20,366
Total	$5,783	31,348	24,923	0	40,454

December 31, 2001
Commercial lines	XXXXX	XXXXX	XXXXX	XXXXX	15,119
Personal lines	XXXXX	XXXXX	XXXXX	XXXXX	15,609
Total	XXXXX	XXXXX	XXXXX	XXXXX	30,728

	Column G	Column H	Column I	Column J	Column K
	Net Investment Income	Benefits, claims, losses and settlement expenses	Amortization of DPAC	Other operating expenses	Premiums written
	(Dollars in thousands)
December 31, 2003
Commercial lines		$10,145	7,758	4,952	30,315
Personal lines		17,588	5,655	3,608	22,487
Total	$1,707	27,733	13,413	8,560	52,802

December 31, 2002
Commercial lines		$7,283	5,737	4,176	23,591
Personal lines		12,784	5,216	3,798	20,880
Total	$2,061	20,067	10,953	7,974	44,471

December 31, 2001
Commercial lines		$6,425	4,137	3,103	17,072
Personal lines		8,109	4,000	3,000	17,638
Total	$2,425	14,534	8,137	6,103	34,710

Mercer Insurance Group, Inc. and Subsidiaries

For the years ended December 31, 2003, 2002 and 2001

Schedule IV- Reinsurance

Column A	Column B	Column C	Column D	Column E	Column F
Premiums Earned	Gross Amount	Cede to Other Companies	Assumed from other Companies	Net Amount	Percentage of Amount Assumed to Net
	(Dollars in thousands)

For the year ended December 31, 2003	$56,047	9,495	1,312	47,864	2.7%
For the year ended December 31, 2002	46,625	6,837	666	40,454	1.6%
For the year ended December 31, 2001	37,326	8,038	1,440	30,728	4.7%

Mercer Insurance Group, Inc. and Subsidiaries

For the years ended December 31, 2003, 2002 and 2001

Schedule V- Allowance for Uncollectible Premiums and Other Receivables

Premiums Earned	2003	2002	2001
	(Dollars in thousands)

Balance, January 1	$72	$60	$48
Additions	228	77	72
Deletions	(203)	(65)	(60)
Balance, December 31	$97	$72	$60

Mercer Insurance Group, Inc. and Subsidiaries

For the years ended December 31, 2003, 2002 and 2001

Schedule VI - Supplemental Information

Column A	Column B	Column C	Column D	Column E	Column F	Column G
Affiliation with Registrant	Deferred Policy Acquisition costs	Reserve for Losses and Loss Adj. Expenses	Discount if any Deducted in Column C	Unearned Premiums	Net Earned Premiums	Net Investment Income
	(Dollars in thousands)

Year ended December 31, 2003	7,387	37,261	0	30,329	47,864	1,707
Year ended December 31, 2002	5,783	31,348	0	24,923	40,454	2,061
Year ended December 31, 2001	4,962	31,059	0	20,548	30,728	2,425

	Column H		Column I	Column J	Column K
	Losses and LAE Incurred			Paid Losses and Losses and Adjustment Expenses	Net Written Premiums

	Current Year	Prior Year	Amortization of DPAC
	(Dollars in thousands)

Year ended December 31, 2003	28,329	(596)	13,413	22,706	52,802
Year ended December 31, 2002	22,211	(2,144)	10,953	18,503	44,471
Year ended December 31, 2001	17,813	(3,279)	8,137	12,991	34,710