Form 10-K/A
period 2003-12-31
MERCER INSURANCE GROUP INC
filed 2004-04-23
CIK 1050690

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
transition period from to

Commission file number 000-25425

MERCER INSURANCE GROUP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-2934601 (I.R.S. Employer Identification No.)

10 North Highway 31
P.O. Box 278
Pennington, NJ 08534
(Address of principal executive offices)

(609) 737-0426
Registrant's telephone number, including area code:

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

        ☒ Yes ☐ No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

        ☐ Yes ☒ No

        The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of the last business day of the Registrant's most recently completed second fiscal quarter was: (Mercer Insurance Group, Inc. was not publicly traded at the measurement date.)

    Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 22, 2004. Common Stock, no par value: 6,845,733

    Documents Incorporated by Reference

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

  (3) Exhibits:

    he exhibits required by Item 601 of Regulation SK are listed in the Exhibit Index. Documents not accompanying this report are incorporated by reference as indicated on the Exhibit Index.

  (b) Reports on Form 8-K.

    In a report on Form 8-K dated and filed on December 15, 2003, the Company reported, under Item 5. "Other Events," a press release, dated December 15, 2003, announcing the successful completion of the conversion of Mercer Mutual Insurance Company from mutual to stock form and the completion of its public offering, which is incorporated herein by reference.

EXHIBIT INDEX NUMBER	TITLE
1.1
Form of Agency Agreement to be entered into among the Holding Company, Mercer Mutual and Sandler O'Neill & Partners, L.P. (incorporated by reference herein to the Company's Pre-effective Amendment No. 3 on Form S-1 No. 333-104897)
2.1
Plan of Conversion from Mutual to Stock Organization of Mercer Mutual Insurance Company, dated as of December 13, 2002 and amended and restated on March 19, 2003, April 15, 2003 and June 18, 2003 (incorporated by reference herein to the Company's Pre-effective Amendment No. 3 on Form S-1 No. 333-104897)
3.1	Articles of Incorporation of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company's Pre-effective Amendment No. 3 on Form S-1 No. 333-104897)
3.2	Bylaws of Mercer Insurance Group, Inc. (filed herewith)
4.1	Form of certificate evidencing shares of common stock of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company's Pre-effective Amendment No. 3 on Form S-1 No. 333-104897)
5.1	Opinion of Stevens & Lee re: Legality (incorporated by reference herein to the Company's Pre-effective Amendment No. 3 on Form S-1 No. 333-104897)
8.1
Private Letter Ruling, dated May 8, 2003, from the Internal Revenue Service to Mercer Mutual Insurance Company (incorporated by reference herein to the Company's Pre-effective Amendment No. 3 on Form S-1 No. 333-104897)
10.1	Mercer Insurance Group, Inc. Employee Stock Ownership Plan (incorporated by reference herein to the Company's Pre-effective Amendment No. 3 on Form S-1 No. 333-104897)
10.2	Employment Agreement, dated as of April 1, 2004, among BICUS Services Corporation, Mercer Insurance Company and Andrew R. Speaker (filed herewith)
10.3	Employment Agreement, dated as of April 1, 2004, among BICUS Services Corporation, Mercer Insurance Company and H. Thomas Davis, Jr. (filed herewith)
10.4	Employment Agreement, dated as of April 1, 2004, among BICUS Services Corporation, Mercer Insurance Company and Paul D. Ehrhardt (filed herewith)

10.5	Employment Agreement, dated as of April 1, 2004, among BICUS Services Corporation, Mercer Insurance Company and John G. Danka (filed herewith)
10.6	Employment Agreement, dated as of April 1, 2004, among BICUS Services Corporation, Mercer Insurance Company and Daniel Borges (filed herewith)
10.7	Mercer Mutual Insurance Company Executive Nonqualified "Excess" Plan dated June 1, 2002 (incorporated by reference herein to the Company's Pre-effective Amendment No. 3 on Form S-1 No. 333-104897)
10.8	Mercer Mutual Insurance Company Benefit Agreement dated December 11, 1989, as amended (incorporated by reference herein to the Company's Pre-effective Amendment No. 3 on Form S-1 No. 333-104897)
10.9
Stock Purchase Agreement dated April 6, 2001 by and among Mercer Mutual Insurance Company, H. Thomas Davis, Jr. and Franklin Holding (incorporated by reference herein to the Company's Pre-effective Amendment No. 3 on Form S-1 No. 333-104897)
10.10
Stock Purchase Agreement dated May 9, 2001 by and among Mercer Mutual Insurance Company and Anthony Robert Scatena, Raymond Edward Nestlerode, Sr., Raymond Edward Nestlerode, Jr., Joseph Russell Nestlerode, Sr., William J. Edwards and Michael Peter Nestarick (incorporated by reference herein to the Company's Pre-effective Amendment No. 3 on Form S-1 No. 333-104897)
10.11
Shareholders Agreement dated June 1, 2001, as amended, among Mercer Mutual Insurance Company, H. Thomas Davis, Jr. and Franklin Holding Company, Inc. (incorporated by reference herein to the Company's Pre-effective Amendment No. 3 on Form S-1 No. 333-104897)
10.12	Third Amended and Restated Certificate of Incorporation of Franklin Holding Company, Inc. (incorporated by reference herein to the Company's Pre-effective Amendment No. 3 on Form S-1 No. 333-104897)
10.13	Mercer Insurance Group, Inc. 2003 Stock-Based Incentive Plan (incorporated by reference herein to the Company's Pre-effective Amendment No. 3 on Form S-1 No. 333-104897)
10.14
Escrow Agreement dated August 7, 2003 among Mercer Insurance Group, Inc., Sandler O'Neill & Partners, L.P. and Wilmington Trust Company, as escrow agent (incorporated by reference herein to the Company's Pre-effective Amendment No. 3 on Form S-1 No. 333-104897)
14.1	Code of Ethics (filed herewith)
23.1	Consent of Stevens & Lee (contained in Exhibit 5) (incorporated by reference herein to the Company's Pre-effective Amendment No. 3 on Form S-1 No. 333-104897)
24.1	Power of Attorney (incorporated by reference herein to the Company's Pre-effective Amendment No. 3 on Form S-1 No. 333-104897)
31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)
31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)
32.1	Certifications of Chief Executive Officer and Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (furnished herewith)
99.1.1
Pro Forma Appraisal Report, dated as of January 2, 2003, prepared for Mercer Mutual Insurance Company by Griffin Financial Group, LLC (incorporated by reference herein to the Company's Pre-effective Amendment No. 3 on Form S-1 No. 333-104897)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mercer Insurance Group, Inc.

By: /s/ Andrew R. Speaker Andrew R. Speaker President and Chief Executive Officer and a Director	March 30, 2004
By: /s/ David B. Merclean David B. Merclean Senior Vice President of Finance and Chief Financial Officer	March 30, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ ROLAND D. BOEHM Roland D. Boehm Vice Chairman of the Board of Directors	March 30, 2004
By:	/s/ H. THOMAS DAVIS H. Thomas Davis Senior Vice President and a Director	March 30, 2004
By:	/s/ WILLIAM V. R. FOGLER William V. R. Fogler Director	March 30, 2004
By:	/s/ WILLIAM C. HART William C. Hart Director	March 30, 2004
By:	/s/ GEORGE T. HORNYAK, JR. George T. Hornyak, Jr. Director	March 30, 2004
By:	/s/ SAMUEL J. MALIZIA Samuel J. Malizia Director	March 30, 2004
By:	/s/ RICHARD U. NIEDT Richard U. Niedt Director	March 30, 2004
By:	/s/ ANDREW R. SPEAKER Andrew R. Speaker President and Chief Executive Officer and a Director	March 30, 2004
By:	/s/ RICHARD G. VAN NOY Richard G. Van Noy Chairman of the Board of Directors	March 30, 2004