Form 10-K/A
period 2003-12-31
MERCER INSURANCE GROUP INC
filed 2004-04-29
CIK 1050690

NOTE:  THE COMPANY IS FILING THIS AMENDMENT NO. 2 TO ITS FORM 10-K FILED ON MARCH 30, 2004, FOR THE SOLE PURPOSE OF INCLUDING THE CERTIFICATIONS UNDER SECTION 302.

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

FORM 10-K/A

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