Form 10-Q
period 2004-03-31
MERCER INSURANCE GROUP INC
filed 2004-05-17
CIK 1050690

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended March 31, 2004,

or

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

Yes  ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of May 10, 2004

COMMON STOCK (No Par Value)	6,845,733
(Title of Class	(Outstanding Shares)

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

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

MERCER INSURANCE GROUP, Inc. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2004 and December 31, 2003

	As of March 31, 2004	As of December 31, 2003
	(Dollars in thousands)
	(Unaudited)
ASSETS
Investments, at fair value:
Fixed income securities, available-for-sale, at fair value (Amortized cost of $91,001 and $46,282, respectively)	$91,472	$46,277
Equity securities, at fair value (cost of $15,425 and $15,866, respectively)	22,907	22,656
Short-term investments, at amortized cost, which approximates fair value	—	54,396
Total investments	114,379	123,329
Cash and cash equivalents	28,028	15,350
Premiums receivable	7,892	9,096
Reinsurance receivables	5,191	4,159
Prepaid reinsurance premiums	1,499	1,614
Deferred policy acquisition costs	7,062	7,387
Accrued investment income	699	596
Property and equipment, net	8,002	6,944
Goodwill	4,673	4,673
Other assets	2,917	2,727
Total assets	$180,342	$175,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Losses and loss adjustment expenses	$38,440	$37,261
Unearned premiums	29,271	30,329
Accounts payable and accrued expenses	11,303	7,937
Other reinsurance balances	9	81
Other liabilities	932	1,228
Deferred income taxes	854	713
Total liabilities	80,809	77,549

Stockholders’ Equity:
Preferred stock, no par value, authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value, authorized 15,000,000 Shares, issued 6,845,733 shares, outstanding 6,297,800 and 6,282,233 shares	—	—
Additional paid-in capital	64,922	64,871
Accumulated other comprehensive income:
Unrealized gains in investments, net of deferred income taxes	5,249	4,478
Retained Earnings	34,841	34,612
Unearned ESOP shares	(5,479)	(5,635)
Total stockholders’equity	99,533	98,326
Total liabilities and stockholders’ equity	$180,342	$175,875

See accompanying notes to condensed consolidated financial statements.

MERCER INSURANCE GROUP, Inc. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

Three Months Ended March 31, 2004 and 2003

	2004	2003
	(Dollars in thousands, except shares and per share data)
	(Unaudited)
Revenue:
Net premiums earned	$13,862	$11,056
Investment income, net of expenses	668	427
Net realized investment gains (losses)	(97)	149
Other revenue	92	80
Total revenue	14,525	11,712
Expenses:
Losses and loss adjustment expenses	8,323	6,514
Amortization of deferred policy acquisition costs (related party amounts of $317 and $285, respectively)	3,863	2,973
Other expenses	2,070	1,849
Stock conversion expenses	—	12
Total expenses	14,256	11,348
Income before income taxes and minority interest in income of subsidiary	269	364
Income taxes	40	88
Income before minority interest in income of subsidiary	229	276
Minority interest in income of subsidiary	—	(43)
Net income	$229	$233

Earnings per common share:
Basic	$0.04	N/A
Diluted	$0.04	N/A
Weighted average shares, basic and diluted	6,290,102	N/A

See accompanying notes to condensed consolidated financial statements.

MERCER INSURANCE GROUP, Inc. AND SUBSIDIARIES

Consolidated Statement of Stockholders’  Equity

Three months ended March 31, 2004

(Unaudited, dollars in thousands)

	Preferred stock	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained Earnings	Unearned ESOP Shares	Total
Balance, December 31, 2003	$—	—	64,871	4,478	34,612	(5,635)	98,326
Net income					229		229
Unrealized gains on securities:
Unrealized holding gains arising during period, net of related income tax expense of $364				707			707
Less reclassification adjustment for losses included in net income, net of related income tax benefit of $33				64			64
Other comprehensive income							771
Comprehensive income							1,000
ESOP shares committed			51			156	207
Balance, March 31, 2004	$—	—	64,922	5,249	34,841	(5,479)	99,533

See accompanying notes to condensed consolidated financial statements.

MERCER INSURANCE GROUP, Inc. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2004 and 2003

	March 31,
	2004	2003
	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$229	$233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	343	325
Net accretion of discount	(199)	(24)
ESOP share commitment	207	—
Net realized investment (gains) losses	97	(149)
Deferred income tax	(256)	(50)
Change in assets and liabilities:
Premiums receivable	1,204	(153)
Reinsurance receivables	(1,032)	(271)
Prepaid reinsurance premiums	115	69
Deferred policy acquisition costs	325	(22)
Other assets	(293)	(221)
Losses and loss expenses	1,179	1,572
Unearned premiums	(1,058)	134
Other	2,998	(3,052)
Net cash provided by (used in) operating activities	3,859	(1,609)
Cash flows from investing activities:
Purchase of fixed income securities, available-for- sale	(63,673)	(6,220)
Purchase of equity securities	(204)	(879)
Sale and maturity of fixed income securities available-for-sale	19,045	10,252
Sale of equity securities	656	2,297
Sale of short-term investments, net	54,396	—
Purchase of property and equipment	(1,401)	(639)
Net cash provided by investing activities	8,819	4,811
Net increase in cash and cash equivalents	12,678	3,202
Cash and cash equivalents at beginning of period	15,350	7,201
Cash and cash equivalents at end of period	$28,028	$10,403
Cash paid during the period for:
Interest	$10	$7
Income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

MERCER INSURANCE GROUP, Inc. AND SUBSIDIARIES

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

These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

(2)  Segment Information

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

Underwriting results for commercial lines and personal lines take into account premiums earned, incurred losses and loss adjustment expenses, and underwriting expenses. The investments segment is evaluated by consideration of net investment income (investment income less investment expenses), and realized gains and losses.

In determining the results of each segment, assets are not allocated to segments and are reviewed in the aggregate for decision-making purposes.

Financial data by segment is as follows for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Revenues:
Net premiums earned:
Commercial lines	$8,025	$5,736
Personal lines	5,837	5,320
Total net premiums earned	13,862	11,056
Net investment income	668	427
Realized investment gains (losses)	(97)	149
Other	92	80
Total revenues	14,525	11,712

Income before income taxes:
Underwriting income (loss):
Commercial lines	2,242	1,076
Personal lines	(2,636)	(1,356)
Total underwriting loss	(394)	(280)
Net investment income	668	427
Realized investment gains (losses)	(97)	149
Other	92	68
Income before income taxes and minority interest in income of subsidiary	$269	$364

(3) Reinsurance

Premiums earned are net of amounts ceded of $2,019 and $2,101 for the three months ended March 31, 2004 and 2003, respectively. Losses and loss adjustment expenses are net of amounts ceded of $683 and $602 for the three months ended March 31, 2004 and 2003.

(4) Comprehensive Income

The Company’s comprehensive income for the three month period ended March 31, 2004 and 2003 is as follows:

	Three Months ended March 31
	2004	2003

Net income	$229	$233
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period, net of related income tax expense (benefit) of $364, and $(146)	707	(283)

Less reclassification adjustment for (gains) losses included in net income, net of related income tax benefit (expense) of $33 and $(51)	64	(98)
	771	(381)
Comprehensive Income	$1,000	$(148)

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

The Company had no activity prior to the Conversion, and was formed for the purpose of owning all of the stock of the Mercer Mutual Insurance Company after the Conversion. At the time of the Conversion, 6,845,733 shares of Mercer Insurance Group, Inc. were issued (including 502,525 shares issued immediately after the Conversion to acquire the remaining 51% of common stock as well as all manditorily redeemable preferred stock of Franklin Holding Company, Inc., of which Mercer Mutual Insurance Company had acquired 49% for cash in 2001) with net cash proceeds of approximately $53 million received by the Company in exchange for the shares (approximately $27 million was contributed to the capital of Mercer Insurance Company after the Conversion). Also included in the total shares are 626,111 shares issued in the Conversion to the Mercer Insurance Group, Inc. Employee Stock Ownership Plan, (the “ESOP”) as to which no cash proceeds were received because the ESOP funded the purchase of these shares with a loan from the Company.  The shares held by the ESOP will be allocated to participant accounts evenly over a ten-year period. The first annual allocation occurred in December, 2003, in the amount of 62,611 shares, and an additional 15,567 shares were committed in the first quarter of 2004.

Our Business

The Company and its subsidiaries underwrite property and casualty insurance in New Jersey and Pennsylvania. Our consolidated operating insurance company subsidiaries are:

•                  Mercer Insurance Company, a Pennsylvania property and casualty stock insurance company offering insurance coverage to businesses and individuals in New Jersey and Pennsylvania,

•                  Mercer Insurance Company of New Jersey, Inc., a New Jersey property and casualty stock insurance company that currently offers only workers’ compensation insurance to businesses located in New Jersey; and

•                  Franklin Insurance Company, a property and casualty stock insurance company offering private passenger automobile and homeowners insurance to individuals located in Pennsylvania.

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

We manage our business and report our operating results in three operating segments: commercial lines insurance, personal lines insurance and the investment function. See Note 2 of the notes to our condensed consolidated financial statements included in this report. However, assets are not allocated to segments and are reviewed in the aggregate for decision-making purposes. Our commercial lines insurance business consists primarily of multi-peril and general liability and related coverages. Our personal lines insurance business consists primarily of homeowners and private passenger automobile insurance coverages. We market both the commercial and personal insurance lines through independent producers.

Our income is principally derived from insurance premiums received from insureds in the commercial lines (businesses insured) and personal lines (individuals insured) segments, less the costs of underwriting the insurance policies, the costs of settling and paying claims reported on the policies, and from investment income reduced by investment expenses and gains or losses on holdings in our investment portfolio. Variability in our income is caused by a variety of circumstances, some within the control of our companies and some not within their control. Premium volume is affected by, among other things, the availability of quality, properly-priced underwriting risks being produced by our agents, the ability to retain on renewal existing good-performing accounts, competition from other insurance companies, regulatory rate approvals, our reputation, and other limitations created by the marketplace or regulators. Our underwriting costs are affected by, among other things, the amount of commission and profit-sharing we pay our agents to produce the underwriting risks we receive premiums for, the cost of issuing insurance policies and maintaining our customer and agent relationships, marketing costs, taxes we pay to the states we operate in on the amount of premium we collect, and other assessments and charges imposed on our companies by the regulators in the states in which we do business. Our claim and claim settlement costs are affected by, among other things, the quality of our underwriting accounts, severe weather in our operating region, the nature of the claim, the regulatory and legal environment in our territories, inflation in underlying medical and property repair costs, and the availability and cost of reinsurance. Our investment income and realized gains and losses are determined by, among other things, market forces, the rates of interest and dividends paid on our investment portfolio holdings, the credit or investment quality of the issuer and the success of its underlying business, the market perception of the company invested in, and other factors such as ratings by rating agencies and analysts.

Critical Accounting Policies

General.  We are required to make estimates and assumptions in certain circumstances that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on historical developments, market conditions, industry trends and other information that we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. We believe the following policies are the most sensitive to estimates and judgments.

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

Nevertheless, reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at March 31, 2004. Changes in estimates or differences between estimates and amounts ultimately paid are reflected in current operations. Loss reserving techniques and assumptions have been consistently applied during the periods presented.

The table below summarizes the effect on net loss reserves and equity in the event of reasonably likely changes in the variables considered in establishing loss and loss adjustment expense reserves. The range of reasonably likely changes was established based on a review of changes in accident year development by line of business and applied to loss reserves as a whole. The selected range of changes does not indicate what could be the potential best or worst case or likely scenarios:

Change in Loss and Loss Adjustment Reserves Net of Reinsurance	Adjusted Loss and Loss Adjustment Reserves Net of Reinsurance as of March 31, 2004	Percentage Change in Stockholders’ Equity as of March 31, 2004(1)	Adjusted Loss and Loss Adjustment Reserves Net of Reinsurance as of December 31, 2003	Percentage Change in Stockholders’ Equity as of December 31, 2003(1)
(Dollars in thousands)
–10.0%	30,814	2.3%	$29,003	2.2%
–7.5%	31,670	1.7%	29,808	1.6%
–5.0%	32,526	1.1%	30,614	1.1%
–2.5%	33,382	0.6%	31,419	0.5%
Base	34,238	—	32,225	—
2.5%	35,094	-0.6%	33,031	–0.5%
5.0%	35,950	-1.1%	33,836	–1.1%
7.5%	36,806	-1.7%	34,642	–1.6%
10.0%	37,662	-2.3%	35,448	–2.2%

(1)                                  Net of Tax

The property and casualty industry has incurred substantial aggregate losses from claims related to asbestos-related illnesses, environmental remediation, product and construction defect liability, mold, and other uncertain exposures. We have not experienced significant losses from these types of claims.

The table below summarizes loss and loss adjustment reserves by major line of business:

	March 31, 2004	December 31, 2003
	(Dollars In thousands)
Commercial lines:
Commercial multi-peril	$6,152	$6,998
Other liability	8,713	8,708
Workers’ compensation	4,698	4,684
Commercial automobile	2,082	2,251
Fire, allied, inland marine	97	242
	21,742	22,883
Personal lines:
Homeowners	11,472	9,509
Personal automobile	3,220	3,073
Fire, allied, inland marine	394	328
Other liability	1,524	1,400
Workers’ compensation	88	68
	16,698	14,378
Total	$38,440	$37,261

Investments.  Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in stockholders’’ equity as a component of comprehensive income and, accordingly, have no effect on net income. A decline in fair value of an investment below its cost that is deemed other than temporary is charged to earnings as a realized loss. We monitor our investment portfolio and review investments that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary. These evaluations involve judgment and consider the magnitude and reasons for a decline and the prospects for the fair value to recover in the near term. For the three months ended March 31, 2004 and 2003, we did not have any investments in our portfolio with a decline in value determined to be other than temporary. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

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

Our growth in premiums and underwriting results have been, and continue to be, influenced by market conditions. Pricing in the property and casualty insurance industry historically has been cyclical. During a soft market cycle, price competition is prevalent and makes it difficult to write and retain properly priced personal and commercial lines business. Our policy is to maintain our disciplined underwriting and pricing standards during soft markets, even at the expense of premium growth. The insurance industry is currently experiencing a hard market cycle during which price competition is less significant than during a soft market cycle. The hard market cycle allowing higher premium rates has been ongoing now for more than three years, and some pricing competition is re-appearing in the market, particularly in lines of business which are predominantly property exposures. The cyclicality of the market is difficult to anticipate, and while pricing competitiveness has recently become more apparent in the market, today’s pricing remains generally consistent with a continuing hard market.

Three months Ended March 31, 2004 Compared to three months Ended March 31, 2003

For the three months ended March 31, 2004, the Company had net income of $229,000 compared to $233,000 for the same period in 2003. Although the underwriting gain from our commercial lines segment for 2004 increased to $2.2 million from the prior year amount of $1.1 million, our personal lines segment incurred an underwriting loss of $2.6 million in 2004, an increase from the loss of $1.4 million in the prior comparable period. In our investment segment, net investment income increased 56% in 2004 to $668,000 from $427,000, and realized losses for 2004 were $97,000, as compared to a net realized gain of $149,000 for 2003.

Total revenues for the first quarter of 2004 were $14.5 million, which was 24% greater than 2003 revenues of $11.7 million. This increase was due primarily to a $2.8 million increase in net premiums earned in 2004, and to an increase in net investment income of $241,000 as compared to 2003, offset by a realized investment loss of $97,000 in 2004 as compared to a realized investment gain of $149,000 in 2003.

Direct premiums written increased 10% to $14.3 million in 2004 when compared to 2003, and consisted of $8.6 million of commercial lines premiums, a 17% increase, and $5.7 million of personal lines premiums, a 1% increase. Net premiums earned increased by 25% to $13.9 million for 2004 as compared to $11.1 million for the prior year. Commercial lines net premiums earned increased 40% to $8.0 million in 2004, and personal lines net premiums earned increased 10% to $5.8 million in 2004. The overall increases in direct premiums written and net premiums earned are generally attributable to firmer pricing and continued strong growth, particularly in our commercial lines business.

Consistent with our goal of increasing commercial business, we increased direct commercial multi-peril premiums written, the largest component of our commercial lines segment, by 18% to $4.3 million in 2004, compared to $3.6 million for 2003, and increased commercial multi-peril net premiums earned by 41% to $4.0 million in 2004, as compared to $2.8 million for 2003. We expect this trend of increasing commercial writings to continue by targeting certain types of risks with selected producers.

For the same comparative periods, net premiums earned for our homeowners insurance, the largest component of our personal lines segment, increased 10% to $3.4 million for 2004, compared to $3.1 million for 2003, while homeowners direct premiums written increased 2% to $3.1 million in 2004 from $3.0 million in 2003. The growth rate for homeowners insurance primarily reflects the reclassification of certain homeowners risks from our preferred program to our standard program, resulting in a higher premium, as part of a general review of the homeowners program which is substantially complete. Premiums are higher for the standard program compared to the preferred program.

Personal automobile direct written premiums, written exclusively in Pennsylvania, increased 1% to $2.0 million in 2004. Net earned premiums for personal automobile increased by 13% to $1.8 million for 2004, from $1.6 million for 2003. Despite the increases in personal lines net earned premiums, our focus is principally on our commercial lines growth. Our personal auto premium is currently being evaluated to determine whether we will seek an appropriate rate increase where possible.

Net investment income increased $241,000, or 56%, to $668,000 in 2004, due primarily to higher average invested assets. Net realized losses were $97,000 in 2004, compared to a realized gain of $149,000 in 2003. In 2004, realized investment losses of $97,000 were comprised of gains on securities sales of $130,000, offset by losses on securities sales of $227,000. The losses from securities sales were comprised of $223,000 from the sale of bonds and $4,000 from the sale of equities. The following table summarizes the period of time that equity securities sold at a loss during 2004 had been in a continuous unrealized loss position:

PERIOD OF TIME IN AN UNREALIZED LOSS POSITION	Fair Value on Sale Date	Realized Loss
	(In thousands)
0-6 months	$—	$—
7-12 months	276	4
More than 12 months	—	—
Total	$276	$4

The equity securities sold at a loss had been expected to appreciate in value but after reevaluation were sold so that sale proceeds could be reinvested. Securities were sold due to a desire to reduce exposure to certain issuers and industries or in light of changing economic conditions.

The following table summarizes the length of time equity securities with unrealized losses at March 31, 2004 have been in an unrealized loss position:

			Length of Unrealized Loss
	Fair Value	Unrealized Losses	Less than 6 months	6 to 12 Months	Over 12 Months
	(In thousands)
Equity securities
More than 80% of cost	$1,685	$55	$55	$0	$0
Less than 80% of cost	—	—	—	—	—
Total	$1,685	$55	$55	$0	$0

For 2004, we had a GAAP combined ratio (the “combined ratio” is an industry measurement of a company’s underwriting success, and is the sum of the ratios of a company’s loss and loss adjustment expense, and underwriting expenses to net earned premium. A combined ratio of less than 100% means a company is making an underwriting profit)of 102.8%, a loss and loss adjustment expense ratio of 60.0% and an underwriting expense ratio of 42.8%, compared to a GAAP combined ratio of 102.5%, a loss and loss adjustment expense ratio of 58.9% and an underwriting expense ratio of 43.6% for 2003.

In the commercial lines segment for 2004, we had an underwriting gain of $2.2 million, a combined ratio of 72.1%, a loss and loss adjustment expense ratio of 28.0% and an underwriting expense ratio of 44.1%, compared to an underwriting gain of $1.1 million, a combined ratio of 81.3%, a loss and loss adjustment expense ratio of 34.1% and an underwriting expense ratio of 47.2% for 2003.

In the personal lines segment for 2004, we had an underwriting loss of $2.6 million, a combined ratio of 145.2%, a loss and loss adjustment expense ratio of 104.1% and an underwriting expense ratio of 41.1%, compared to an underwriting loss of $1.4 million, a combined ratio of 125.5%, a loss and loss adjustment expense ratio of 85.7% and an underwriting expense ratio of 39.8% for 2003.

Net loss and loss adjustment expenses incurred increased overall by $1.8 million, or 28%, to $8.3 million for 2004 from 2003. The increase in loss and loss adjustment expenses reflects the increase in commercial and personal lines volume and an increase in the frequency of personal lines losses. The increase in personal lines losses is attributable to harsher weather conditions for 2004 compared to 2003, particularly extremely cold temperatures in the first half of the quarter in 2004. In addition, there was a considerable amount of snow during the first quarter of 2004. These conditions lead to losses from frozen pipes, structural collapses, more frequent automobile losses and slip-and-fall accidents. The increase in these losses is evidenced by the increase in the homeowners loss and loss expense ratio to 122.4% for 2004, compared to 88.2% for 2003, and an increase in the personal automobile loss and loss expense ratio to 84.8% for 2004, compared to 78.9% for 2003. Our claims frequency across the entire book increased in January 2004 by approximately 50% over the average number of claims reported in that month in the two prior years, and in February 2004 by approximately 25% over the average of the two prior years.

Underwriting expenses increased by $1.1 million in 2004, or 23%, to $5.9 million from 2003. This increase was principally attributable to an increase in expenses due to higher amortization of deferred policy acquisition costs resulting from higher premium volume, and a charge of $207,000 (pre-tax) associated with the commitment of shares to employee participants in the ESOP for 2004. We are currently in the process of converting our information system. When completed, we expect some costs to moderate as conversion costs and costs associated with operating dual systems will no longer be incurred. These reduced costs will be offset by some higher staffing costs, but we also should be positioned to expand premium volume without material incremental labor and facility costs because of increased processing capacity.

We also expect underwriting expenses to moderate in future periods because we intend to significantly reduce the amount of business written in Mercer Insurance Company, the New Jersey business of which became subject to New Jersey’s retaliatory premium tax when it redomesticated to Pennsylvania in 1997. We plan to do this by writing new policies, beginning in the 3rd quarter of 2004, and renewing existing policies (after regulatory approval is received, which has been applied for) for New Jersey accounts in Mercer Insurance Company of New Jersey, Inc., our New Jersey domestic insurer that is not subject to this retaliatory tax. We had not previously renewed policies in our New Jersey subsidiary because only policyholders of Mercer Insurance Company, domiciled in Pennsylvania, had subscription and voting rights in the Conversion. Therefore, renewing policies in the New Jersey subsidiary before completion of the Conversion would have denied subscription rights to Mercer Insurance Company’s policyholders and disenfranchised them. The New Jersey Division of Taxation has billed us for all prior retaliatory tax and related interest, and these amounts have been paid in full, although under protest, thereby preserving our right to a recovery if the retaliatory tax is successfully challenged while the statute of limitations remains open for any refund claim by us. It is unclear whether any such challenge will be successful. Until the business is moved to Mercer Insurance Company of New Jersey, Mercer Insurance Company will continue to accrue and pay current retaliatory taxes. After paying the disputed retaliatory taxes to New Jersey for prior periods, an accrual of $300,000 for estimated retaliatory taxes remained which was reversed during the first quarter of 2004 and reduced premium tax expense accordingly.

Federal income tax expense was $40,000 for 2004, an effective rate of 14.9%, compared to $88,000, an effective rate of 24.2%, in 2003. The decrease in the effective tax rate in 2004 is attributable to tax-exempt investment income being a larger percentage of net income than in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Our insurance companies generate sufficient funds from their operations and maintain a high degree of liquidity in their investment portfolios. The primary source of funds to meet the demands of claim settlements and operating expenses are premium collections, investment earnings and maturing investments. Mercer Insurance Company is expanding its existing facilities in Pennington, New Jersey, at a cost estimated at $2.8 million as of March 31, 2004. We are also in the process of building an information system platform that will allow our producers to conduct their business through the Internet or through the method they have historically used. As of March 31, 2004, we have spent $2.5 million on the development of this platform, which includes license fees for software used in the platform. It is anticipated to be completed after mid-year 2005, at an additional cost of $0.8 million. Mercer Insurance Company possesses sufficient resources for these future expenditures without incurring any debt.

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

If the dividend restrictions imposed on Mercer Insurance Company related to the Conversion were not in effect, then as of December 31, 2003, the amounts available for payment of dividends from Mercer Insurance Company in 2004, without the prior approval of the Pennsylvania Insurance Department would have been approximately $5.8 million. Similar statutory limitations are imposed on the dividends which may be paid to Mercer Insurance Company by its insurance subsidiaries, and, based on their December 31, 2003 surplus positions, allowable dividends would be restricted to approximately $2 million in the aggregate.

Total assets increased 3%, or $4.5 million to $180.3 million, at March 31, 2004 from December 31, 2003. A premium volume decrease as compared to the fourth quarter of 2003 drove decreases in premium receivables of $1.2 million, or 13%, and deferred policy acquisition costs of $0.3 million, or 4%. Reinsurance recoverable on losses and loss expenses increased $1 million, or 25%, due to loss activity above the Company’s loss retention under its reinsurance agreements. Investments decreased $9.0 million, or 7%, to $114.4 million, and cash balances increased $12.7 million, or 83%. The movement between investments and cash and cash equivalents is due to the nature of the investment vehicles in which cash proceeds of the Conversion which await longer-term investment have been held, and their classification for financial statement purposes.

Contemporaneous with the Conversion, the Company and its subsidiaries engaged a new manager for its fixed income portfolio. The manager will invest the proceeds of the Conversion and reallocate most other fixed maturity securities with a view to achieving an appropriate duration, targeted at approximately 4 years, and proportionately higher yields. Given the large amount of new capital to invest, the need to reallocate some existing investment funds, and a bond market presenting investment challenges, some funds are being maintained in very short term investments or money market funds while they await investment in fixed income securities appropriate to the Company’s investment goals. It is anticipated that these amounts will be fully invested in accordance with the Company’s investment goals and policy in the second quarter of 2004, with a related increase in investment income resulting from such placement.

Total liabilities increased 4%, or $3.3 million, in 2004, to $80.8 million. Decreased premium volume in the first quarter of 2004, as compared to the fourth quarter of 2003, is primarily responsible for the decrease in unearned premium reserves of $1.1 million, or 3%. Loss and loss expense reserves increased $1.2 million, or 3%, as a result of earned premium increases and the related increases in losses, and the higher level of losses experienced in 2004. Accounts payable increased 42% to $11.3 million primarily due to payables relating to unsettled securities transactions at March 31, 2004.

Total stockholders’ equity increased by $1.2 million, or 1%, due principally to net income and unrealized gains on the investment portfolio in the first quarter of 2004. Unrealized gains on the investment portfolio increased $0.8 million (after tax), or 17% in 2004 due principally to the strong equities market performance.

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

IMPACT OF INFLATION

Inflation increases an insured’s need for property and casualty insurance coverage. Inflation also increases claims incurred by property and casualty insurers as property repairs, replacements and medical expenses increase. These cost increases reduce profit margins to the extent that rate increases are not implemented on an adequate and timely basis. We establish property and casualty insurance premiums levels before the amount of losses and loss expenses, or the extent to which inflation may affect these expenses, are known. Therefore, our insurance companies attempt to anticipate the potential impact of inflation when establishing rates. Because inflation has remained relatively low in recent years, financial results have not been significantly affected by inflation.

Inflation also often results in increases in the general level of interest rates, and, consequently, generally results in increased levels of investment income derived from our investments portfolio, although increases in investment income will generally lag behind increases in loss costs caused by inflation.

OFF BALANCE SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company was not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles at March 31, 2004 which would give rise to previously undisclosed market, credit or financing risk.

The Company and its subsidiaries have no significant contractual obligations at March 31, 2004.

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

There have been no material changes in Market Risk from the end of the most recent fiscal year ended December 31, 2003, and the information disclosed in connection therewith.

Item 4.  Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer conclude that the Company’s disclosure controls and procedures are effective as of March 31, 2004.  There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings - None

Item 2.            Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities - None

Item 3.            Defaults Upon Senior Securities – None

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

(b) Reports on Form 8-K

In a report on Form 8-K dated and filed on February 25, 2004, the Company reported a press release, dated February 25, 2004, announcing its earnings for the three month and twelve month periods ended December 31, 2003, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INSURANCE GROUP, INC.
(Registrant)

Dated: May 14, 2004	By	/s/Andrew R. Speaker
Andrew R. Speaker
President and Chief
Executive Officer

Dated: May 14, 2004	By	/s/ David B. Merclean
David B. Merclean
Chief Financial Officer