Form 10-Q
period 2004-06-30
MERCER INSURANCE GROUP INC
filed 2004-08-13
CIK 1050690

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2004,
or

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

Yes ☒     No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of August 6, 2004
COMMON STOCK (No Par Value)	7,060,733
(Title of Class)	(Outstanding Shares)

Exhibit No.	Title
31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

i

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

FINANCIAL INFORMATION

Item 1.  Financial Statements

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2004 and December 31, 2003

	As of June 30, 2004	As of December 31, 2003
	(Dollars in thousands)
	(Unaudited)
ASSETS
Investments, at fair value:
Fixed income securities, available-for-sale, at fair value (amortized cost of $90,546 and $46,282, respectively)	$88,245	$46,277
Equity securities, at fair value (cost of $15,754 and $15,866, respectively)	23,017	22,656
Short-term investments, at amortized cost, which approximates fair value	15,795	54,396
Total investments	127,057	123,329
Cash and cash equivalents	9,391	15,350
Premiums receivable	10,163	9,096
Reinsurance receivables	2,428	4,159
Prepaid reinsurance premiums	1,707	1,614
Deferred policy acquisition costs	7,747	7,387
Accrued investment income	958	596
Property and equipment, net	9,062	6,944
Goodwill	4,673	4,673
Other assets	2,718	2,727
Total assets	$175,904	$175,875
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Losses and loss adjustment expenses	$37,932	$37,261
Unearned premiums	31,609	30,329
Accounts payable and accrued expenses	6,174	7,937
Other reinsurance balances	47	81
Other liabilities	1,275	1,228
Deferred income taxes	16	713
Total liabilities	77,053	77,549
Stockholders’ Equity:
Preferred stock, no par value, authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value, authorized 15,000,000 shares, issued 7,060,733 shares, outstanding 6,313,368 and 6,282,233 shares	—	—
Additional paid-in capital	67,579	64,871
Accumulated other comprehensive income:
Unrealized gains in investments, net of deferred income taxes	3,275	4,478
Retained earnings	35,912	34,612
Unearned restricted stock compensation	(2,592)	—
Unearned ESOP shares	(5,323)	(5,635)
Total stockholders’ equity	98,851	98,326
Total liabilities and stockholders’ equity	$175,904	$175,875

See accompanying notes to condensed consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
Six Months Ended June 30, 2004 and 2003

	2004	2003
	(Dollars in thousands, except shares and per share data)
	(Unaudited)
Revenue:
Net premiums earned	$27,585	$22,383
Investment income, net of expenses	1,294	821
Net realized investment gains (losses)	99	(37)
Other revenue	180	191
Total revenue	29,158	23,358

Expenses:
Losses and loss adjustment expenses	14,930	12,741
Amortization of deferred policy acquisition costs (related party amounts of $663 and $579 respectively)	7,642	6,071
Other expenses	4,839	4,016
Stock conversion expenses	—	62
Total expenses	27,411	22,890
Income before income taxes and minority interest in income of subsidiary	1,747	468
Income taxes	447	104
Income before minority interest in income of subsidiary	1,300	364
Minority interest in income of subsidiary	—	(91)
Net income	$1,300	$273
Earnings per common share:
Basic	$0.21	N/A
Diluted	$0.21	N/A
Weighted average shares:
Basic	6,297,886	N/A
Diluted	6,315,606	N/A

See accompanying notes to condensed consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
Three Months Ended June 30, 2004 and 2003

	2004	2003
	(Dollars in thousands, except shares and per share data)
	(Unaudited)
Revenue:
Net premiums earned	$13,723	$11,327
Investment income, net of expenses	626	394
Net realized investment gains (losses)	196	(186)
Other revenue	88	111
Total revenue	14,633	11,646

Expenses:
Losses and loss adjustment expenses	6,607	6,227
Amortization of deferred policy acquisition costs (related party amounts of $346 and $295, respectively)	3,779	3,098
Other expenses	2,769	2,167
Stock conversion expenses	—	50
Total expenses	13,155	11,542
Income before income taxes and minority interest in income of subsidiary	1,478	104
Income taxes	407	16
Income before minority interest in income of subsidiary	1,071	88
Minority interest in income of subsidiary	—	(48)
Net income	$1,071	$40
Earnings per common share:
Basic	$0.17	N/A
Diluted	$0.17	N/A
Weighted average shares:
Basic	6,305,669	N/A
Diluted	6,341,109	N/A

See accompanying notes to condensed consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Six months ended June 30, 2004
(Unaudited, dollars in thousands)

	Preferred stock	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Unearned restricted stock compensation	Unearned ESOP shares	Total

Balance, December 31, 2003	$—	—	64,871	4,478	34,612	—	(5,635)	98,326
Net income					1,300			1,300
Unrealized losses on securities:
Unrealized holding losses arising during period, net of related income tax benefit of ($586)				(1,138)				(1,138)
Less reclassification adjustment for gains included in net income, net of related income tax expense of ($34)				(65)				(65)
Other comprehensive loss								(1,203)
Comprehensive income								97
Unearned restricted stock compensation			2,625			(2,625)		—
Amortization of restricted stock compensation						33		33
ESOP shares committed			83				312	395
Balance, June 30, 2004	$—	—	67,579	3,275	35.912	(2,592)	(5,323)	98,851

See accompanying notes to condensed consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2004 and 2003

	2004	2003
	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$1,300	$273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	694	656
Net accretion of discount	(69)	(38)
Amortization of restricted stock compensation	33	—
ESOP share commitment	395	—
Net realized investment (gains) losses	(99)	37
Deferred income tax	(77)	(68)
Change in assets and liabilities:
Premiums receivable	(1,067)	(3,047)
Reinsurance receivables	1,731	818
Prepaid reinsurance premiums	(93)	(368)
Deferred policy acquisition costs	(360)	(864)
Other assets	(353)	(623)
Losses and loss expenses	671	2,088
Unearned premiums	1,280	4,166
Other	(1,751)	(1,923)
Net cash provided by operating activities	2,235	1,107
Cash flows from investing activities:
Purchase of fixed income securities, available-for- sale	(67,173)	(14,263)
Purchase of equity securities	(1,593)	(2,805)
Sale and maturity of fixed income securities, available-for-sale	22,814	15,694
Sale of equity securities	1,973	3,636
Sale of short-term investments, net	38,601	—
Purchase of property and equipment	(2,816)	(978)
Net cash provided (used) by investing activities	(8,194)	1,284
Net (decrease) increase in cash and cash equivalents	(5,959)	2,391
Cash and cash equivalents at beginning of period	15,350	7,201
Cash and cash equivalents at end of period	$9,391	$9,592
Cash paid during the period for:
Interest	$19	$19
Income taxes	$—	$—

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

In determining the results of each segment, assets are not allocated to segments and are reviewed in the aggregate for decision-making purposes.

Financial data by segment is as follows for the six months ended June 30, 2004 and 2003:

	Six Months Ended June 30
	2004	2003
	(In thousands)
Revenues:
Net premiums earned:
Commercial lines	$15,855	$11,688
Personal lines	11,730	10,695
Total net premiums earned	27,585	22,383
Net investment income	1,294	821
Realized investment gains (losses)	99	(37)
Other	180	191
Total revenues	29,158	23,358
Income before income taxes:
Underwriting income (loss):
Commercial lines	3,504	1,669
Personal lines	3,330)	(2,114)
Total underwriting income (loss)	174	(445)
Net investment income	1,294	821
Realized investment gains (losses)	99	(37)
Other	180	129
Income before income taxes and minority interest in income of subsidiary	$1,747	$468

Financial data by segment is as follows for the three months ended June 30, 2004 and 2003:

	Three Months Ended June 30
	2004	2003
	(In thousands)
Revenues:
Net premiums earned:
Commercial lines	$7,830	$5,952
Personal lines	5,893	5,375
Total net premiums earned	13,723	11,327
Net investment income	626	394
Realized investment gains (losses)	196	(186)
Other	88	111
Total revenues	14,633	11,646
Income before income taxes:
Underwriting income (loss):
Commercial lines	1,262	594
Personal lines	(694)	(759)
Total underwriting income (loss)	568	(165)
Net investment income	626	394
Realized investment gains (losses)	196	(186)
Other	88	61
Income before income taxes and minority interest in income of subsidiary	$1,478	$104

(3)  Reinsurance

Premiums earned are net of amounts ceded of $4,329 and $4,659 for the six months ended June 30, 2004 and 2003, respectively, and $2,310 and $2,558 for the three months ended June 30, 2004 and 2003, respectively. Losses and loss adjustment expenses are net of amounts ceded of

$294 and $609 for the six months ended June 30, 2004 and 2003, respectively, and $(89) and $7 for the three months ended June 30, 2004 and 2003, respectively.

(4)  Comprehensive Income

The Company’s comprehensive income for the six month period ended June 30, 2004 and 2003 is as follows:

	Six Months ended June 30
	2004	2003
	(In thousands)

Net income	$1,300	$273
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period, net of related income tax expense (benefit) of $(586), and $477	(1,138)	926
Less reclassification adjustment for (gains) losses included in net income, net of related income tax benefit (expense) of $(34) and $13	(65)	24
	(1,203)	950
Comprehensive Income	$97	$1,223

The Company’s comprehensive income for the three month period ended June 30, 2004 and 2003 is as follows:

	Three Months ended June 30
	2004	2003
	(In thousands)

Net income	$1,071	$40
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period, net of related income tax expense (benefit) of $(950), and $623	(1,844)	1,209
Less reclassification adjustment for (gains) losses included in net income, net of related income tax benefit (expense) of $(67) and $64	(130)	122
	(1,974)	1,331
Comprehensive Income (loss)	$(903)	$1,371

(5)  Stock-based Compensation

Stock-based compensation plans are accounted for under the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recognized for fixed stock option grants. Compensation expense would be recorded on the date of a stock option grant only if the current market price of the underlying stock exceeded the exercise price. The following table illustrates the effect on net income and earnings per share as if the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (as amended by SFAS No. 148), “Accounting for Stock-Based Compensation,” had been applied to all periods presented.

	Six months ended
	June 30, 2004	June 30, 2003
	(In thousands, except per share data)
Net income, as reported	$1,300	$273
Plus: Stock-based employee compensation expense included in reported net income, net of related tax effects	22	0

Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(44)	0
Pro forma net income	$1,278	$273
Basic earnings per share:
As reported	$0.21	N/A
Pro forma	$0.20	N/A
Diluted earnings per share:
As reported	$0.21	N/A
Pro forma	$0.20	N/A

	Quarter ended
	June 30, 2004	June 30, 2003
	(In thousands, except per share data)
Net income, as reported	$1,071	$40
Plus: Stock-based employee compensation expense included in reported net income, net of related tax effects	22	0

Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(44)	0
Pro forma net income	$1,049	$40
Basic earnings per share:
As reported	$0.17	N/A
Pro forma	$0.17	N/A
Diluted earnings per share:
As reported	$0.17	N/A
Pro forma	$0.17	N/A

The Company adopted the Mercer Insurance Group, Inc. 2004 Stock Incentive Plan (the Plan) on June 16, 2004. Awards may be made in the form of incentive stock options, nonqualified stock options, restricted stock or any combination to employees and non-employee Directors. The Plan limits to 250,000 the number of shares that may be awarded as restricted stock, and to 500,000 the number of shares for which incentive stock options may be granted. The total number of shares authorized in the plan is 876,555 shares, with an annual increase equal to 1% of the shares outstanding at the end of the previous year. The Plan provides that stock options and restricted stock awards may include vesting restrictions and performance criteria at the discretion of the Compensation Committee of the Board of Directors. The term of options may not exceed ten years for incentive stock options, and ten years and 1 month for nonqualified stock options, and the option price may not be less than fair market value on the date of grant. The 2004 grants have vesting periods of 3 or 5 years on restricted stock, incentive stock options, and nonqualified stock options.

Information regarding fixed stock option activity in Mercer Insurance Group’s plan is presented below:

	Number of shares	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2003	0	$0.00
Granted – 2004	537,700	12.21
Exercised – 2004	0	0.00
Forfeited – 2004	0	12.21

Outstanding at June 30, 2004	537,700	$12.21

Exercisable at:
June 30, 2004	0	$0.00
Weighted-average remaining contractual life	9.9 years

The per share weighted-average fair value of options granted during 2004 was $4.19. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004: dividend yield of 0%; expected volatility of 20.91%; risk-free interest rate of 4.73%, and an expected life of 6.5 years.

Grants of 215,000 shares of restricted stock were awarded to employees and non-employee Directors in 2004.  The weighted average price per share on the grant date was $12.21 per share.

(6)  Earnings per Share

The computation of basic and diluted earnings per share is as follows:

	Six months ended June 30,
	2004	2003
	(Dollars in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$1,300	N/A
Denominator for basic earnings per share – weighted-average shares outstanding	6,297,886	N/A
Effect of stock incentive plans	17,720	N/A
Denominator for diluted earnings per share	6,315,606	N/A
Basic earnings per share	$0.21	N/A
Diluted earnings per share	$0.21	N/A

	Quarter Ended June 30,
	2004	2003
	(Dollars in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net Income	$1,071	N/A
Denominator for basic earnings per share – weight – average shares outstanding	6,305,669	N/A
Effect of stock incentive plans	35,440	N/A
Denominator for diluted earnings per share	6,341,109	N/A
Basic earnings per share	$0.17	N/A
Diluted earnings per share	$0.17	N/A

Options to purchase 537,700 shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company had no activity prior to the Conversion, and was formed for the purpose of owning all of the stock of Mercer Mutual Insurance Company after the Conversion.  At the time of the Conversion, 6,845,733 shares of Mercer Insurance Group, Inc. were issued (including 502,525 shares issued immediately after the Conversion to acquire the remaining 51% of common stock as well as all manditorily redeemable preferred stock of Franklin Holding Company, Inc., of which Mercer Mutual Insurance Company had acquired 49% for cash in 2001) with net cash proceeds of approximately $53 million received by the Company in exchange for the shares (approximately $27 million of this amount was contributed to the capital of Mercer Insurance Company after the Conversion).  Also included in the total shares are 626,111 shares issued in the Conversion to the Mercer Insurance Group, Inc. Employee Stock Ownership Plan, (the “ESOP”) as to which no cash proceeds were received because the ESOP funded the purchase of these shares with a loan from the Company.  The shares held by the ESOP will be allocated to participant accounts evenly over a ten-year period.  The first annual allocation occurred in December, 2003, in the amount of 62,611 shares, and an additional 31,134 shares were committed in the first two quarters of 2004.

Our Business

The Company and its subsidiaries underwrite property and casualty insurance in New Jersey and Pennsylvania.  Our consolidated operating insurance company subsidiaries are:

•                  Mercer Insurance Company, a Pennsylvania property and casualty stock insurance company offering insurance coverage to businesses and individuals in New Jersey and Pennsylvania,

•                  Mercer Insurance Company of New Jersey, Inc., a New Jersey property and casualty stock insurance company offering insurance coverage to businesses and individuals in New Jersey and Pennsylvania; and

•                  Franklin Insurance Company, a property and casualty stock insurance company offering private passenger automobile and homeowners insurance to individuals located in Pennsylvania.

The Holding Company is subject to regulation by the Pennsylvania Insurance Department and the New Jersey Department of Banking and Insurance as its primary regulators because it is the holding company for Mercer Insurance Company, and, indirectly, Mercer Insurance

Company of New Jersey, Inc. through its holding company, Queenstown Holding Company, Inc., and Franklin Holding Company, Inc. and its subsidiary, Franklin Insurance Company.

We manage our business and report our operating results in three operating segments: commercial lines insurance, personal lines insurance and the investment function.  See Note 2 of the notes to our condensed consolidated financial statements included in this report. However, assets are not allocated to segments and are reviewed in the aggregate for decision-making purposes.  Our commercial lines insurance business consists primarily of multi-peril and general liability and related coverages.  Our personal lines insurance business consists primarily of homeowners (in New Jersey and Pennsylvania) and private passenger automobile (in Pennsylvania only) insurance coverages.  We market both the commercial and personal insurance lines through independent producers.

Our income is principally derived from insurance premiums received from insureds in the commercial lines (businesses insured) and personal lines (individuals insured) segments, less the costs of underwriting the insurance policies, the costs of settling and paying claims reported on the policies, and from investment income reduced by investment expenses and gains or losses on holdings in our investment portfolio.  Variability in our income is caused by a variety of circumstances, some within the control of our companies and some not within our control. Premium volume is affected by, among other things, the availability and regular flow to our insurance companies of quality, properly-priced underwriting risks being produced by our agents, the ability to retain on renewal existing good-performing accounts, competition from other insurance companies, regulatory rate approvals, our reputation, and other limitations created by the marketplace or regulators.  Our underwriting costs are affected by, among other things, the amount of commission and profit-sharing we pay our agents to produce the underwriting risks for which we receive premiums, the cost of issuing insurance policies and maintaining our customer and agent relationships, marketing costs, taxes we pay to the states in which we operate on the amount of premium we collect, and other assessments and charges imposed on our companies by the regulators in the states in which we do business.  Our claim and claim settlement costs are affected by, among other things, the quality of our underwriting accounts, severe or extreme weather in our operating region, the nature of the claim, the regulatory and legal environment in our territories, inflation in underlying medical and property repair costs, and the availability and cost of reinsurance.  Our investment income and realized gains and losses are determined by, among other things, market forces, the rates of interest and dividends paid on our investment portfolio holdings, the credit or investment quality of the issuers and the success of their underlying businesses, the market perception of the issuers, and other factors such as ratings by rating agencies and analysts.

Critical Accounting Policies

General.  The Company’s financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). We are required to make estimates and assumptions in certain circumstances that affect amounts reported in our consolidated financial statements and related footnotes.  We evaluate these estimates and assumptions on an on-going basis based on historical developments, market conditions, industry trends and other information that we believe to be reasonable under the circumstances.  There can be no assurance that actual results will conform to our estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time.  We believe the following policies are the most sensitive to estimates and judgments.

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

Nevertheless, reserves are estimates because there are uncertainties inherent in the determination of ultimate losses.  Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends.  Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at June 30, 2004.  Changes in estimates or differences between estimates and amounts ultimately paid are reflected in current operations.  Loss reserving techniques and assumptions have been consistently applied during the periods presented.

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

Adjustment Change in Loss and Loss Adjustment Reserves Net of Reinsurance	Adjusted Loss and Loss Reserves Net of Reinsurance as of June 30, 2004	Percentage Change in Stockholders’ Equity as of June 30, 2004(1)	Adjusted Loss and Loss Adjustment Reserves Net of Reinsurance as of December 31, 2003	Percentage Change in Stockholders’ Equity as of December 31, 2003 (1)
(Dollars in thousands)
-10.0%	30,513	2.3%	29,003	2.2%
-7.5%	31,360	1.7%	29,808	1.6%
-5.0%	32,208	1.1%	30,614	1.1%
-2.5%	33,055	0.6%	31,419	0.5%
Base	33,903	—	32,225	—
2.5%	34,751	-0.6%	33,031	-0.5%
5.0%	35,598	-1.1%	33,836	-1.1%
7.5%	36,446	-1.7%	34,642	-1.6%
10.0%	37,293	-2.3%	35,448	-2.2%

(1)  Net of Tax

The property and casualty industry has incurred substantial aggregate losses from claims related to asbestos-related illnesses, environmental remediation, product and construction defect liability, mold, and other uncertain exposures.  We have not experienced significant losses from these types of claims.

The table below summarizes loss and loss adjustment reserves by major line of business:

	June 30, 2004	December 31, 2003
	(Dollars in thousands)
Commercial lines:
Commercial multi-peril	$5,822	$6,998
Other liability	9,051	8,708
Workers’ compensation	4,934	4,684
Commercial automobile	2,186	2,251
Fire, allied, inland marine	78	242
	22,071	22,883
Personal lines:
Homeowners	10,805	9,509
Personal automobile	2,768	3,073
Fire, allied, inland marine	399	328
Other liability	1,789	1,400
Workers’ compensation	100	68
	15,861	14,378
Total	$37,932	$37,261

Investments.  Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in stockholders’ equity as a component of comprehensive income and, accordingly, have no effect on net income.  A decline in fair value of an investment below its cost that is deemed other than temporary is charged to earnings as a realized loss.  We monitor our investment portfolio and review investments that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary.  These evaluations involve judgment and consider the magnitude and reasons for a decline and the prospects for the fair value to recover in the near term.  In the six months ended June 30, 2004 and 2003, we recorded a pre-tax charge to earnings of $0 and $445,000, respectively, and in the three months ended June 30, 2004 and 2003, we recorded a pre-tax charge to earnings of $0 and $445,000, respectively. These charges are primarily with respect to equity securities that we determined under our policy to be other than temporarily impaired.  Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

We generally apply the following standards in determining whether the decline in fair value of an investment is other than temporary:

Equities.  If an equity security has a fair value below 50% of cost or remains below 80% of cost for more than three months, a review of the financial condition and prospects of the company is performed by the Investment Committee of the Board of Directors to determine if the decline in fair value is other than temporary.  A specific determination is made for any such security.  Other equity securities in an unrealized loss position not meeting these quantitative thresholds are evaluated considering, among other things, the magnitude and reasons for the decline and the prospects for the fair value of the securities to recover in the near term.  If it is determined that the decline in fair value is judged to be “other than temporary” then the cost basis of the security is written down to “realizable value” and the amount of the write down accounted for as a realized loss.  “Realizable value” is defined as the quoted market price of the security.  Write-down to a value other than the market price requires objective evidence in support of that value.

We have one significant non-traded equity security, a non-voting common stock in Excess Reinsurance Company, which is carried at $1.2 million. Its fair value is estimated at the statutory book value as reported to the National Association of Insurance Commissioners (NAIC).  Other non-traded securities, which are not material in the aggregate, are carried at cost.

Fixed Income Securities.  A fixed maturity security generally is written down if we are unable to hold it or otherwise intend to sell a security with an unrealized loss, or if it is probable that we will be unable to collect all amounts due according to the contract terms of a debt security not impaired at acquisition.

A fixed maturity security review for collectibility is done if any of the following situations occur:

•                  A review of the financial condition and prospects of the issuer performed by the Investment Committee indicates that the security should be evaluated.

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

Our growth in premiums and underwriting results have been, and continue to be, influenced by market conditions.  Pricing in the property and casualty insurance industry historically has been cyclical.  During a soft market cycle, price competition is prevalent and makes it difficult to write and retain properly priced personal and commercial lines business.  Our policy is to maintain our disciplined underwriting and pricing standards during soft markets, even at the expense of premium growth. For more than three years, the industry has enjoyed a hard market with pricing power, however pricing competition has re-appeared in the market, particularly in lines of business which are predominantly property exposures.  The cyclicality of the market is difficult to anticipate, and pricing has leveled off consistent with the latter stages of a hard market.

Six months and three months ended June 30, 2004, compared to six months and three months ended June 30, 2003

For the six months ended June 30, 2004, the Company had net income of $1,300,000 compared to $273,000 for the same period in 2003.  The underwriting gain from our commercial lines segment for the six months of 2004 increased to $3.5 million from the prior year amount of $1.7 million, but our personal lines segment incurred an underwriting loss of $3.3 million, an increased loss from the loss of $2.1 million in the prior comparable period.  In our investment segment, net investment income increased 58% in the first six months of 2004 to $1,294,000 from $821,000, and net realized gains for the first six months of 2004 were $99,000, as compared to a net realized loss of $37,000 for the 2003 period.

For the three months ended June 30, 2004, the Company had net income of $1,071,000 compared to $40,000 for the same period in 2003.  The underwriting gain from our commercial lines segment for the second quarter of 2004 increased to $1.3 million from the prior year amount of $0.6 million. The personal lines segment incurred an underwriting loss of $0.7 million in the second quarter of 2004, compared to a loss of $0.8 million in the prior year period.  In our investment segment, net investment income increased 59% in the second quarter of 2004 to $626,000 from $394,000, and we had a net realized gain for the second quarter of 2004 of $196,000, as compared to a net realized loss of $186,000 for the 2003 period.

Total revenues for the first six months of 2004 were $29.2 million, which was 25% greater than 2003 revenues of $23.4 million.  This increase was due to a $5.2 million, or 23%,  increase in net premiums earned in the first six months of 2004, an increase in net investment income of $473,000, or 58%, as well as to a realized investment gain of $99,000 in 2004 as compared to a realized investment loss of $37,000 in 2003.

Total revenues for the second quarter of 2004 were $14.6 million, which was 26% greater than revenues of $11.6 million during the comparable 2003 period.  This increase was due to a $2.4 million, or 21%,  increase in net premiums earned in the second quarter of 2004, an increase in net investment income of $232,000, or 59%, as well as to a realized investment gain of $196,000 in 2004 as compared to a realized investment loss of $186,000 during the comparable 2003 period.

Direct premiums written increased 6% to $32.2 million in the first six months of 2004 when compared to 2003, and consisted of $20.1 million of commercial lines premiums, a 9% increase, and $12.1 million of personal lines premiums, a 0.3% increase.  Net premiums earned increased by 23% to $27.6 million for the first six months of 2004 as compared to $22.4 million for the prior year period.  Commercial lines net premiums earned increased 36% to $15.9 million in the first six months of 2004, and personal lines net premiums earned increased 10% to $11.7 million in 2004.  The overall increases in direct premiums written and net premiums earned are generally attributable to attractive pricing and continued strong growth in our commercial lines business.

Direct premiums written for the second quarter of 2004 increased 2% to $17.9 million when compared to 2003, and consisted of $11.4 million of commercial lines premiums, a 4% increase, and $6.5 million of personal lines premiums, a 0.1% increase.  Net premiums earned increased by 21% to $13.7 million for the second quarter of 2004 as compared to $11.3 million for the prior year period.  Commercial lines net premiums earned increased 32% to $7.8 million in the second quarter, and personal lines net premiums earned increased 10% to $5.9 million.

Consistent with our goal of increasing our commercial lines business, we increased commercial lines direct premiums written in the first six months of 2004 to 62.4% of our business, as compared to 60.2% in the prior year period. Similarly, commercial lines net premium earned increased to 57.5% of our business, as compared to 52.2% in the 2003 period. Our direct commercial multi-peril premiums written, the largest component of our commercial lines segment, increased by 11% to $10.0 million in the first six months of 2004, compared to $9.1 million for the 2003 period. Commercial multi-peril net premiums earned increased by 40% to $7.9 million in 2004, as compared to $5.7 million for the prior year period.  We expect this trend of increasing commercial writings to continue by targeting certain types of risks with selected producers.

For the first six months of 2004, net premiums earned for our homeowners insurance, the largest component of our personal lines segment, increased 10% to $6.7 million, compared to $6.2 million for the 2003 period, while homeowners direct premiums written increased 2% to $7.0 million from $6.9 million in the 2003 period.  The growth in homeowners insurance primarily reflects the reclassification of certain homeowners risks from our preferred program to our standard program, resulting in a higher premium, as part of a general review of the homeowners program. Premiums are higher for the standard program compared to the preferred program.

Personal automobile direct written premiums for the first six months of 2004, written exclusively in Pennsylvania, remained flat with the 2003 period at $3.9 million.  Net premiums earned for personal automobile increased in the first six months of 2004 by 9% to $3.6 million, from $3.3 million for the comparable period in 2003.  Despite the increases in personal lines net premiums earned, our focus is principally on our commercial lines growth.  Our personal auto book is currently being reviewed for rate increase opportunities.

Net investment income increased $473,000, or 58%, to $1,294,000 in the first six months of 2004, as compared to the same period in 2003, due primarily to higher average invested assets.  Net realized gains for the same period in 2004 were $99,000, as compared to a net realized loss of $37,000 in the comparable period in 2003.  In 2004, net realized losses of $99,000 included gains on securities sales of $412,000, and losses on securities sales of $308,000.  The losses from securities sales were comprised of $279,000 from the sale of bonds and $29,000 from the sale of equities.  The following table summarizes the period of time that the equity securities sold at a loss during 2004 had been in a continuous unrealized loss position:

PERIOD OF TIME IN AN UNREALIZED LOSS POSITION	Fair Value on Sale Date	Realized Loss
	(In thousands)

0-6 months	$186	$25
7-12 months	276	4
More than 12 months	—	—
Total	$462	$29

The equity securities sold at a loss had been expected to appreciate in value but after reevaluation were sold so that sale proceeds could be reinvested.  The equity securities were sold as part of our normal review process intended to reduce exposure to certain issuers and industries or to recognize changing economic conditions.

The following table summarizes the length of time equity securities with unrealized losses held at June 30, 2004 have been in an unrealized loss position:

			Length of Unrealized Loss
	Fair Value	Unrealized Losses	Less than 6 months	6 to 12 months	Over 12 months
	(In thousands)
Equity Securities
More than 80% of cost	$1,031	$74	$41	$33	$0
Less than 80% of cost	—	—	—	—	—
Total	$1,031	$74	$41	$33	$0

The estimated fair value and unrealized loss for securities in a temporary unrealized loss position as of June 30, 2004 are as follows :

	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$13,782	$385	$2,817	$195	$16,599	$580

Obligations of states and political subdivisions	28,600	979	$463	$35	29,063	1,014

Corporate securities	12,668	334	—	—	12,668	334

Mortgage-backed securities	20,828	504	—	—	20,828	504

Total fixed maturities	75,878	2,202	3,280	230	79,158	2,432

Total equity securities	1,031	74	—	—	1,031	74

Total securities in a temporary unrealized loss position	$76,909	$2,276	$3,280	$230	$80,189	$2,506

The unrealized losses on fixed maturity investments with unrealized losses for less than twelve months were primarily due to changes in the interest rate environment.  The Company has nine fixed maturity securities with unrealized losses for more than twelve months.  All of the nine fixed maturity securities with unrealized losses greater than twelve months have fair values greater than 92% of cost.  The Company believes these declines are temporary.

There are seven equity securities that are in an unrealized loss position on June 30, 2004.  Five of these securities have been in an unrealized loss position for less than six months.  The other two equity securities have been in an unrealized loss position for less than twelve months.  The Company believes these declines are temporary.

For the first six months of 2004, we had a GAAP combined ratio (the “combined ratio” is an industry measurement of a company’s underwriting success, and is the sum of the ratios of a company’s loss and loss adjustment expense, and underwriting expenses to net earned premium.  A combined ratio of less than 100% means a company is making an underwriting profit) of 99.4%, a loss and loss adjustment expense ratio of 54.1% and an underwriting expense ratio of 45.3%, compared to a GAAP combined ratio of 102.0%, a loss and loss adjustment expense ratio of 56.9% and an underwriting expense ratio of 45.1% for the same period in 2003. In the second quarter of 2004, we had a GAAP combined ratio of 95.9%, a loss and loss adjustment expense ratio of 48.2% and an underwriting expense ratio of 47.7%, compared to a GAAP combined ratio of 101.5%, a loss and loss adjustment expense ratio of 55.0% and an underwriting expense ratio of 46.5% for the 2003 period.

In the commercial lines segment for the first six months of 2004, we had an underwriting gain of $3.5 million, a combined ratio of 77.9%, a loss and loss adjustment expense ratio of 29.6% and an underwriting expense ratio of 48.3%, compared to an underwriting gain of $1.7 million, a combined ratio of 85.7%, a loss and loss adjustment expense ratio of 36.0% and an underwriting expense ratio of 49.7% for 2003. For the second quarter of 2004, in our commercial lines segment we had an underwriting gain of $1.3 million, a combined ratio of 83.9%, a loss and loss adjustment expense ratio of 31.3% and an underwriting expense ratio of 52.6%, compared to an underwriting gain of $0.6 million, a combined ratio of 90.0%, a loss and loss adjustment expense ratio of 37.9% and an underwriting expense ratio of 52.1% for the 2003 period.

In the personal lines segment for the first six months of 2004, we had an underwriting loss of $3.3 million, a combined ratio of 128.4%, a loss and loss adjustment expense ratio of 87.2% and an underwriting expense ratio of 41.2%, compared to an underwriting loss of $2.1 million, a combined ratio of 119.8%, a loss and loss adjustment expense ratio of 79.8% and an underwriting expense ratio of 40.0% for 2003. For the second quarter of 2004, in our personal lines segment we had an underwriting loss of $0.7 million, a combined ratio of 111.8%, a loss and loss adjustment expense ratio of 70.5% and an underwriting expense ratio of 41.3%, compared to an underwriting loss of $0.8 million, a combined ratio of 114.1%, a loss and loss adjustment expense ratio of 73.9% and an underwriting expense ratio of 40.2% for the 2003 period.

For the first six months of 2004, net loss and loss adjustment expenses incurred increased overall by $2.2 million, or 17%, to $14.9 million from the 2003 period.  The increase in loss and loss adjustment expenses reflects the increase in commercial and personal lines volume and an increase in the frequency of personal lines losses in the first quarter of 2004. The first quarter’s increase in personal lines losses is attributable to harsher weather conditions as compared to 2003, resulting principally from extremely cold temperatures.  These conditions lead to losses from frozen pipes, structural collapses, more frequent automobile losses and slip-and-fall accidents.  In the second quarter of 2004, net loss and loss adjustment expenses incurred increased overall by $0.4 million, or 6% to $6.6 million from 2003. Growth in losses and loss adjustment expenses in the quarter reflects the overall increase in premium volume, with claims frequency during the quarter reduced from the elevated levels of the first quarter to the more normal frequency levels associated with the moderate weather experienced in our operating territory during the second quarter.

Underwriting expenses increased by $2.4 million in the first six months of 2004, or 24%, to $12.5 million from 2003.  This increase was principally attributable to an increase in expenses due to higher amortization of deferred policy acquisition costs resulting from higher premium volume, and a charge of $394,000 (pre-tax) associated with the commitment of shares to employee participants in the ESOP for 2004, and $33,000 (pre-tax) associated with grants of restricted stock compensation made during the second quarter.  We are currently in the process of converting our information system.  When completed, we expect some costs to moderate as conversion costs and costs associated with operating dual systems will no longer be incurred.  These reduced costs will be offset by some higher staffing costs, but we also should be positioned to expand premium volume without material incremental labor and facility costs in the near term because of increased processing capacity.

We also expect underwriting expenses to moderate in future periods because we intend to significantly reduce the amount of New Jersey business written in Mercer Insurance Company, which became subject to New Jersey’s retaliatory premium tax when it redomesticated to Pennsylvania in 1997. We plan to do this by writing new policies, beginning in the 3rd quarter of 2004, and renewing existing policies for New Jersey accounts in Mercer Insurance Company of New Jersey, Inc., our New Jersey domestic insurer that is not subject to this retaliatory tax.  We had not previously renewed policies in our New Jersey subsidiary because only policyholders of Mercer Insurance Company, domiciled in Pennsylvania, had subscription and voting rights in the Conversion.  Therefore, renewing policies in the New Jersey subsidiary before completion of the Conversion would have denied subscription rights to Mercer Insurance Company’s policyholders.  The New Jersey Division of Taxation has billed us for all prior retaliatory tax and related interest, and these amounts have been paid in full, although under protest, thereby preserving our right to a recovery if the retaliatory tax is successfully challenged while the statute of limitations remains open for any refund claim by us.  It is unclear whether any such challenge will be successful.  Until the business is moved to Mercer Insurance Company of New Jersey, Mercer Insurance Company will continue to accrue and pay current retaliatory taxes.  After paying the disputed retaliatory taxes to New Jersey for prior periods, an accrual of $300,000 for estimated retaliatory taxes remained which was reversed during the first quarter of 2004 and served to reduce premium tax expense accordingly. The 2003 retaliatory tax was approximately $750,000.

Federal income tax expense was $447,000 for the first six months of 2004, an effective rate of 25.6%, compared to $104,000, an effective rate of 22.2%, in 2003.  The increase in the effective tax rate in 2004 is attributable to higher levels of operating profit.

LIQUIDITY AND CAPITAL RESOURCES

Our insurance companies generate sufficient funds from their operations and maintain a high degree of liquidity in their investment portfolios.  The primary source of funds to meet the demands of claim settlements and operating expenses are premium collections, investment earnings and maturing investments.  Mercer Insurance Company is expanding its existing facilities in Pennington, New Jersey, at a cost estimated at $2.8 million as of June 30, 2004.  We are also in the process of building an information system platform that will allow our producers to conduct their business through the Internet or through the method they have historically used.  As of June 30, 2004, we have spent $2.7 million on the development of this platform, which includes license fees for software used in the platform.  It is anticipated to be completed in late 2005 or early 2006, at an additional cost of between $0.6 million and $1.0 million.  Mercer Insurance Company possesses sufficient resources for these future expenditures without incurring any debt.

Our insurance companies maintain investment and reinsurance programs that are intended to provide sufficient funds to meet their obligations without forced sales of investments.  They maintain a portion of their investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

The principal source of liquidity for Mercer Insurance Group is the net proceeds it retained from the Conversion of approximately $25 million, and dividend payments and other fees received from Mercer Insurance Company.  For a period of three years after the Conversion, Mercer Insurance Company may not declare or pay any dividend to Mercer Insurance Group without the approval of the Pennsylvania Insurance Department.  After this three-year period, Mercer Insurance Company will be restricted by the insurance laws of Pennsylvania as to the amount of dividends or other distributions it may pay to its holding company.  Under Pennsylvania law, there is a maximum amount that may be paid by Mercer Insurance Company during any twelve month period after notice to, but without prior approval of, the Pennsylvania Insurance Department.  This limit is the greater of 10% of Mercer Insurance Company’s statutory surplus as reported on its most recent annual statement filed with the Pennsylvania Insurance Department, or the net income of Mercer Insurance Company for the period covered by such annual statement.

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

Total assets at June 30, 2004 remained approximately equal to total assets at December 31, 2003.  Premium volume increases as well as the renewal of a significant account in June drove increases in premium receivables of $1.1 million, or 12%, and deferred policy acquisition costs of $0.4 million, or 5%, compared to December 31, 2003.  Reinsurance recoverable on losses and loss expenses decreased $1.7 million, or 42%, due to the absence of loss activity above the Company’s loss retention under its reinsurance agreements. Investments increased $3.7 million, or 3%, to $127.1 million, and cash balances decreased $6 million, or 39%.  The movement between investments and cash and cash equivalents is due to the nature of the investment vehicles in which cash proceeds of the Conversion are invested while awaiting longer-term investment, and their classification for financial statement purposes. Accrued investment income increased $0.4 million, a 61% increase from December 31, 2003, due in part to higher levels of invested assets following receipt of the Conversion proceeds.

Contemporaneous with the Conversion, the Company and its subsidiaries engaged a new manager for its fixed income portfolio.  The manager will invest the proceeds of the Conversion and reallocate most other fixed maturity securities with a view to achieving an appropriate duration, targeted at approximately 4 years, and proportionately higher yields.  Given the large amount of new capital to invest, the need to reallocate some existing investment funds, and a bond market presenting investment challenges, some funds are being maintained in very short term investments or money market funds while they await investment in fixed income securities appropriate to the Company’s investment goals.  This is reflected in the $15.8 million short-term investment balance and the $9.4 million cash and cash equivalents balance on the Consolidated Balance Sheet as of June 30, 2004. It is anticipated that these amounts will be substantially invested in accordance with the Company’s investment goals and policy in the balance of 2004, with a related increase in investment income resulting from such placement.

Total liabilities decreased 0.6%, or $0.5 million, in 2004, to $77.1 million.  Decreased commissions payable, reflected in the $1.8 million, or 22%, decrease in accounts payable and accrued expenses to $6.2 million, offset growth in losses and loss adjustment expenses and unearned premiums which resulted from increasing premium volume in the first six months of 2004. The decrease in commissions referred to above relates to the payment of commissions and contingent commissions accrued but unpaid at December 31, 2003.

Total stockholders’ equity increased by less than 1%, due principally to net income of $1.3 million offset by unrealized losses, net of tax, of $1.2 million in the first six months of 2004. The unrealized losses were in the fixed income portfolio, and relate to the increase in the general level of interest rates in the latter part of the second quarter of 2004.

In connection with the Conversion, the ESOP was established, and purchased 626,111 shares from the Company in return for a note bearing interest at 4% on the principal amount of $6.3 million.  Mercer Insurance Company will make annual employee benefit contributions to the ESOP sufficient to repay that loan to the Company.  It is anticipated that the loan will be repaid in 10 equal annual installments, and that, in proportion to annual principal and interest payments, approximately 10% of the original ESOP shares will be allocated annually to employee participants of the ESOP.  An expense charge will be booked ratably during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of the Company’s stock at the time the commitment to allocate the shares is accrued and recognized.  The issuance of the shares to the ESOP was fully recognized in the Additional Paid-in Capital account at Conversion, with a contra account entitled Unearned ESOP Shares established in the Stockholders’ Equity section of the balance sheet for the unallocated shares at an amount equal to their original per-share purchase price.

Mercer Insurance Group adopted a stock-based incentive plan on June 16, 2004, after shareholder approval of the plan at the annual shareholders meeting.  Pursuant to the plan, Mercer Insurance Group may issue 876,555 shares, in the form of incentive stock options, non-qualified stock options or grants of restricted stock. No more than 250,000 of the shares may be issued as grants of restricted stock. In June, 2004, the Board of Directors awarded 537,700 incentive stock and non-qualified stock options and 215,000 shares of restricted stock.

The Board of Directors has also authorized the Company to repurchase up to 250,000 shares of the Company’s common stock in the open market. The repurchases are authorized to be made from time to time in open market or privately negotiated transactions as, in management’s sole opinion, market conditions warrant. The program will continue until June 16, 2005 or until 250,000 shares are repurchased, whichever occurs first, unless Mercer Insurance Group extends or expands the program. The repurchased shares will be held as treasury shares available for issuance in connection with Mercer Insurance Group’s 2004 Stock Incentive Plan.

Any such stock buyback will be made with funds from the Company, which has adequate resources for such purpose. As of June 30, 2004, there have been no repurchases of the Company’s common stock under the authorization.

IMPACT OF INFLATION

Inflation increases an insured’s need for property and casualty insurance coverage.  Inflation also increases the cost of claims incurred by property and casualty insurers as property repairs, replacements and medical expenses increase.  These cost increases reduce profit margins to the extent that rate increases are not implemented on an adequate and timely basis.  We establish property and casualty insurance premiums levels before the amount of losses and loss expenses, or the extent to which inflation may affect these expenses, are known.  Therefore, our insurance companies attempt to anticipate the potential impact of inflation when establishing rates.  Because inflation has remained relatively low in recent years, financial results have not been significantly affected by inflation.

Inflation also often results in increases in the general level of interest rates, and, consequently, generally results in increased levels of investment income derived from our investments portfolio, although increases in investment income will generally lag behind increases in loss costs caused by inflation.

OFF BALANCE SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company was not a party to any unconsolidated arrangement or financial instrument with variable interest entities or other vehicles at June 30, 2004 which would give rise to previously undisclosed market, credit or financing risk.

The Company and its subsidiaries have no significant contractual obligations at June 30, 2004.

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

Interest Rate Risk.  Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates.  Our exposure to interest rate changes primarily results from our significant holdings of fixed rate investments.  Fluctuations in interest rates have a direct impact on the market valuation of these securities. Our available-for-sale portfolio of fixed-income securities is carried on the balance sheet at fair value.  Therefore, an adverse change in market prices of these securities would result in losses reflected in the balance sheet.

Credit Risk.  The quality of our interest-bearing investments is generally good. Our fixed maturity securities at June 30, 2004 are all rated BAA or above, with an average rating of AA.

Equity Risk.  Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices.  Our exposure to changes in equity prices primarily results from our holdings of common stocks, mutual funds and other equities.  Our portfolio of equity securities is carried on the balance sheet at fair value.  Therefore, an adverse change in market prices of these securities would result in losses reflected in the balance sheet.

There have been no material changes in market risk from the end of the most recent fiscal year ended December 31, 2003, and the information disclosed in connection therewith.

Item 4.  Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer conclude that the Company’s disclosure controls and procedures are effective as of June 30, 2004.  There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

OTHER INFORMATION

Item 5.  Legal Proceedings

None

Item 6.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 7.  Defaults Upon Senior Securities

None

Item 8.  Submission of Matters to Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on June 16, 2004.  At the Annual Meeting, Andrew R. Speaker, George T. Hornyak, Jr. and Samuel J. Malizia were elected as Class I directors to serve for a term of three years, expiring at the 2007 Annual Meeting of Shareholders or until their successors are duly elected and qualified.  Votes cast for and withheld on the election of directors were as follows:

	Votes for	Votes withheld
Andrew R. Speaker	6,372,386	87,928

George T. Hornyak, Jr.	6,372,861	87,453

Samuel J. Malizia	6,381,486	78,828

The existing Class II and Class III directors whose terms of office continued after the Annual Meeting are Roland D. Boehm, H. Thomas Davis, Jr., William V.R. Fogler, Wiliam C. Hart, Richard C. Niedt, and Richard B. Van Noy, Chairman.

The Shareholders also approved and adopted the Mercer Insurance Group, Inc. 2004 Stock Incentive Plan, with 3,578,715 shares voted for, 797,829 shares voted against, and 9,576 shares voting to abstain.

Item 9.  Other Information

None

Item 10.  Exhibits and Reports on Form 8-K

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

(b)  Reports on Form 8-K

In a report on Form 8-K dated and filed on May 12, 2004, the Company reported a press release, dated May 11, 2004, announcing its earnings for the three month period ended March 31, 2004, which is incorporated herein by reference.

In a report on Form 8-K dated and filed on June 10, 2004, the Company reported a presentation by Andrew R. Speaker, Chief Executive Officer of Mercer Insurance Group, Inc. (the “Company”) at the Sandler O’Neill & Partners, L.P.  Financial Services Conference, on June 10 2004, in New York. The Company furnished a copy of the slide presentation used by Mr. Speaker in his presentation, which is incorporated herein by reference.

In a report on Form 8-K dated and filed on June 23, 2004, the Company reported a press release of Mercer Insurance Group, Inc., dated June 23, 2004, announcing the authorization of an open market stock repurchase program, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INSURANCE GROUP, INC. (Registrant)

Dated: August 13, 2004	By:	/s/Andrew R. Speaker
Andrew R. Speaker,
President and Chief Executive Officer

Dated: August 13, 2004	By:	/s/David B. Merclean
David B. Merclean,
Chief Financial Officer