Form 10-Q
period 2004-09-30
MERCER INSURANCE GROUP INC
filed 2004-11-12
CIK 1050690

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2004,

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).                                                                                       Yes ☒       No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of October 15, 2004
COMMON STOCK (No Par Value)	6,810,733
(Title of Class)	(Outstanding Shares)

Exhibit No.	Title
31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

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

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2004 and December 31, 2003

	As of September 30, 2004	As of December 31, 2003
	(Dollars in thousands)
	(Unaudited)
ASSETS
Investments, at fair value:
Fixed income securities, available-for-sale, at fair value (amortized cost of $94,897 and $46,282, respectively)	$94,494	$46,277
Equity securities, at fair value (cost of $16,131 and $15,866,respectively)	22,953	22,656
Short-term investments, at amortized cost, which approximates fair value	10,599	54,396
Total investments	128,046	123,329
Cash and cash equivalents	9,123	15,350
Premiums receivable	9,173	9,096
Reinsurance receivables	2,992	4,159
Prepaid reinsurance premiums	1,437	1,614
Deferred policy acquisition costs	7,618	7,387
Accrued investment income	877	596
Property and equipment, net	9,723	6,944
Goodwill	4,673	4,673
Other assets	2,112	2,727
Total assets	$175,774	$175,875
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Losses and loss adjustment expenses	$37,227	$37,261
Unearned premiums	30,728	30,329
Accounts payable and accrued expenses	7,359	7,937
Other reinsurance balances	13	81
Other liabilities	1,425	1,228
Deferred income taxes	704	713
Total liabilities	77,456	77,549
Stockholders’ Equity:
Preferred stock, no par value, authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value, authorized 15,000,000 shares, issued 7,060,733 shares, outstanding 6,079,106 and 6,282,233 shares	—	—
Additional paid-in capital	67,608	64,871
Accumulated other comprehensive income:
Unrealized gains in investments, net of deferred income taxes	4,237	4,478
Retained earnings	37,033	34,612
Unearned restricted stock compensation	(2,419)	—
Unearned ESOP shares	(5,166)	(5,635)
Treasury stock, at cost, 250,000 and -0- shares	(2,975)	—
Total stockholders’equity	98,318	98,326
Total liabilities and stockholders’ equity	$175,774	$175,875

See accompanying notes to condensed consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
Nine Months Ended September 30, 2004 and 2003

	2004	2003
	(Dollars in thousands, except shares and per share data)
	(Unaudited)
Revenue:
Net premiums earned	$41,617	$34,762
Investment income, net of expenses	1,933	1,221
Net realized investment gains	439	130
Other revenue	266	292
Total revenue	44,255	36,405

Expenses:
Losses and loss adjustment expenses	21,103	19,600
Amortization of deferred policy acquisition costs (related party amounts of $1,120 and $884, respectively)	11,509	9,396
Other expenses	8,212	6,587
Stock conversion expenses	—	65
Total expenses	40,824	35,648
Income before income taxes and minority interest in income of subsidiary	3,431	757
Income taxes	1,010	188
Income before minority interest in income of subsidiary	2,421	569
Minority interest in income of subsidiary	—	(124)
Net income	$2,421	$445
Earnings per common share:
Basic	$0.39	N/A
Diluted	$0.38	N/A
Weighted average shares:
Basic	6,287,602	N/A
Diluted	6,371,562	N/A

See accompanying notes to condensed consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
Three Months Ended September 30, 2004 and 2003

	2004	2003
	(Dollars in thousands, except shares and per share data)
	(Unaudited)
Revenue:
Net premiums earned	$14,032	$12,379
Investment income, net of expenses	639	400
Net realized investment gains	340	167
Other revenue	86	101
Total revenue	15,097	13,047

Expenses:
Losses and loss adjustment expenses	6,173	6,859
Amortization of deferred policy acquisition costs (related party amounts of $457 and $304, respectively)	3,867	3,325
Other expenses	3,373	2,571
Stock conversion expenses	—	3
Total expenses	13,413	12,758
Income before income taxes and minority interest in income of subsidiary	1,684	289
Income taxes	563	84
Income before minority interest in income of subsidiary	1,121	205
Minority interest in income of subsidiary	—	(33)
Net income	$1,121	$172
Earnings per common share:
Basic	$0.18	N/A
Diluted	$0.17	N/A
Weighted average shares:
Basic	6,267,258	N/A
Diluted	6,482,258	N/A

See accompanying notes to condensed consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine months ended September 30, 2004
(Unaudited, dollars in thousands)

	Preferred stock	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Unearned restricted stock compensation	Unearned ESOP shares	Treasury Stock	Total

Balance, December 31, 2003	$—	—	64,871	4,478	34,612	—	(5,635)	—	$98,326
Net income					2,421				2,421
Unrealized losses on securities:
Unrealized holding gains arising during period, net of related income tax expense of ($25)				49					49
Less reclassification adjustment for gains included in net income, net of related income tax expense of ($149)				(290)					(290)
Other comprehensive loss									(241)
Comprehensive income									2,180
Unearned restricted stock compensation			2,625			(2,625)			—
Amortization of restricted stock compensation						206			206
ESOP shares committed			112				469		581
Treasury stock purchased								(2,975)	(2,975)
Balance, September 30, 2004	$—	—	67,608	4,237	37,033	(2,419)	(5,166)	(2,975)	$98,318

See accompanying notes to condensed consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2004 and 2003

	2004	2003
	(Dollars in thousands) (Unaudited)
Cash flows from operating activities:
Net income	$2,421	$445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	1,087	974
Net amortization of premium or (accretion of discount)	67	(50)
Amortization of restricted stock compensation	206	—
ESOP share commitment	581	—
Net realized investment gains	(439)	(130)
Deferred income tax	115	(234)
Change in assets and liabilities:
Premiums receivable	(77)	(2,251)
Reinsurance receivables	1,167	(879)
Prepaid reinsurance premiums	177	(379)
Deferred policy acquisition costs	(231)	(963)
Other assets	334	(1,522)
Losses and loss expenses	(34)	3,962
Unearned premiums	399	4,849
Other	(449)	(2,413)
Net cash provided by operating activities	5,324	1,409
Cash flows from investing activities:
Purchase of fixed income securities, available-for- sale	(74,287)	(23,189)
Purchase of equity securities	(2,532)	(3,342)
Sale and maturity of fixed income securities, available-for-sale	25,459	23,694
Sale of equity securities	2,857	4,424
Sale of short-term investments, net	43,797	—
Purchase of property and equipment	(3,870)	(1,776)
Net cash used by investing activities	(8,576)	(189)
Cash flows from financing activities:
Purchase of treasury stock	(2,975)	—
Net cash used by financing activities	(2,975)	—
Net (decrease) increase in cash and cash equivalents	(6,227)	1,220
Cash and cash equivalents at beginning of period	15,350	7,201
Cash and cash equivalents at end of period	$9,123	$8,421
Cash paid during the period for:
Interest	$35	$36
Income taxes	$—	$—

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

In determining the results of each segment, assets are not allocated to segments and are reviewed in the aggregate for decision-making purposes.

Financial data by segment is as follows for the nine months ended September 30, 2004 and 2003:

	Nine Months Ended September 30
	2004	2003
	(In thousands)
Revenues:
Net premiums earned:
Commercial lines	$24,150	$18,569
Personal lines	17,467	16,193
Total net premiums earned	41,617	34,762
Net investment income	1,933	1,221
Realized investment gains	439	130
Other	266	292
Total revenues	44,255	36,405
Income before income taxes:
Underwriting income (loss):
Commercial lines	5,384	2,568
Personal lines	(4,591)	(3,389)
Total underwriting income (loss)	793	(821)
Net investment income	1,933	1,221
Realized investment gains	439	130
Other	266	227
Income before income taxes and minority interest in income of subsidiary	$3,431	$757

Financial data by segment is as follows for the three months ended September 30, 2004 and 2003:

	Three Months Ended September 30
	2004	2003
	(In thousands)
Revenues:
Net premiums earned:
Commercial lines	$8,295	$6,881
Personal lines	5,737	5,498
Total net premiums earned	14,032	12,379
Net investment income	639	400
Realized investment gains	340	167
Other	86	101
Total revenues	15,097	13,047
Income before income taxes:
Underwriting income (loss):
Commercial lines	1,880	899
Personal lines	(1,261)	(1,275)
Total underwriting income (loss)	619	(376)
Net investment income	639	400
Realized investment gains	340	167
Other	86	98
Income before income taxes and minority interest in income of subsidiary	$1,684	$289

(3)  Reinsurance

Premiums earned are net of amounts ceded of $6,377 and $7,087 for the nine months ended September 30, 2004 and 2003, respectively, and $2,048 and $2,428 for the three months ended September 30, 2004 and 2003, respectively. Losses and loss adjustment expenses are net of amounts ceded of $451 and $2,122 for the nine months ended September 30, 2004 and 2003, respectively, and $157 and $1,513 for the three months ended September 30, 2004 and 2003, respectively.

(4)  Comprehensive Income

The Company’s comprehensive income for the nine month period ended September 30, 2004 and 2003 is as follows:

	Nine Months ended September 30
	2004	2003
	(In thousands)

Net income	$2,421	$445
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during period, net of related income tax expense of $25, and $566	49	1,099
Less reclassification adjustment for gains included in net income, net of related income tax expense of $149 and $44	(290)	(86)
	(241)	1,013
Comprehensive Income	$2,180	$1,458

The Company’s comprehensive income for the three month period ended September 30, 2004 and 2003 is as follows:

	Three Months ended September 30
	2004	2003
	(In thousands)

Net income	$1,121	$172
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during period, net of related income tax expense of $611, and $89	1,186	173
Less reclassification adjustment for gains included in net income, net of related income tax expense of $116 and $57	(224)	(110)
	962	63
Comprehensive Income	$2,083	$235

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

	Nine months ended
	September 30, 2004	September 30, 2003
	(In thousands, except per share data)
Net income, as reported	$2,421	$445
Plus: Stock-based employee compensation expense included in reported net income, net of related tax effects	136	0

Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(289)	0
Pro forma net income	$2,268	$445
Basic earnings per share:
As reported	$0.39	N/A
Pro forma	$0.36	N/A
Diluted earnings per share:
As reported	$0.38	N/A
Pro forma	$0.36	N/A

	Quarter ended
	September 30, 2004	September 30, 2003
	(In thousands, except per share data)
Net income, as reported	$1,121	$172

Plus: Stock-based employee compensation expense included in reported net income, net of related tax effects	114	0

Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(246)	0
Pro forma net income	$989	$172
Basic earnings per share:
As reported	$0.18	N/A
Pro forma	$0.16	N/A
Diluted earnings per share:
As reported	$0.17	N/A
Pro forma	$0.15	N/A

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

Information regarding fixed stock option activity in Mercer Insurance Group’s plan is presented below:

	Number of shares	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2003	0	$0.00
Granted – 2004	537,700	12.21
Exercised – 2004	0	0.00
Forfeited – 2004	0	0.00

Outstanding at September 30, 2004	537,700	$12.21

Exercisable at:
September 30, 2004	0	$0.00
Weighted-average remaining contractual life	9.7 years

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

(6)  Earnings per Share

The computation of basic and diluted earnings per share is as follows:

	Nine months ended September 30,
	2004	2003
	(Dollars in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$2,421	N/A
Denominator for basic earnings per share – weighted-average shares outstanding	6,287,602	N/A
Effect of stock incentive plans	83,960	N/A
Denominator for diluted earnings per share	6,371,562	N/A
Basic earnings per share	$0.39	N/A
Diluted earnings per share	$0.38	N/A

	Quarter Ended September 30,
	2004	2003
	(Dollars in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net Income	$1,121	N/A
Denominator for basic earnings per share – weight – average shares outstanding	6,267,258	N/A
Effect of stock incentive plans	215,000	N/A
Denominator for diluted earnings per share	6,482,258	N/A
Basic earnings per share	$0.18	N/A
Diluted earnings per share	$0.17	N/A

Options to purchase 537,700 shares of common stock were not included in the computation of diluted earnings per share for the 3 months and 9 months ended September 30, 2004, because the exercise price of the options was greater than the average market price.

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

The Company had no activity prior to the Conversion, and was formed for the purpose of owning all of the stock of Mercer Mutual Insurance Company after the Conversion.  At the time of the Conversion, 6,845,733 shares of Mercer Insurance Group, Inc. were issued (including 502,525 shares issued immediately after the Conversion to acquire the remaining 51% of common stock as well as all manditorily redeemable preferred stock of Franklin Holding Company, Inc., of which Mercer Mutual Insurance Company had acquired 49% for cash in 2001) with net cash proceeds of approximately $53 million received by the Company in exchange for the shares (approximately $27 million of this amount was contributed to the capital of Mercer Insurance Company after the Conversion).  Also included in the total shares are 626,111 shares issued in the Conversion to the Mercer Insurance Group, Inc. Employee Stock Ownership Plan, (the “ESOP”) as to which no cash proceeds were received because the ESOP funded the purchase of these shares with a loan from the Company.  The shares held by the ESOP will be allocated to participant accounts evenly over a ten-year period.  The first annual allocation occurred in December, 2003, in the amount of 62,611 shares, and an additional 46,873 shares were committed in the first three quarters of 2004.

Our Business

The Company and its subsidiaries underwrite property and casualty insurance in New Jersey and Pennsylvania.  Our consolidated operating insurance company subsidiaries are:

•                  Mercer Insurance Company, a Pennsylvania property and casualty stock insurance company offering insurance coverage to businesses and individuals in New Jersey and Pennsylvania,

•                  Mercer Insurance Company of New Jersey, Inc., a New Jersey property and casualty stock insurance company offering insurance coverage to businesses and individuals in New Jersey; and

•                  Franklin Insurance Company, a property and casualty stock insurance company offering private passenger automobile and homeowners insurance to individuals located in Pennsylvania.

The Company is subject to regulation by the Pennsylvania Insurance Department and the New Jersey Department of Banking and Insurance as its primary regulators because it is the holding company for Mercer Insurance Company, and, indirectly, Mercer Insurance Company of New Jersey, Inc. through its holding company, Queenstown Holding Company, Inc., and Franklin Holding Company, Inc. and its subsidiary, Franklin Insurance Company.

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

Our income is principally derived from insurance premiums received from insureds in the commercial lines (businesses insured) and personal lines (individuals insured) segments, less the costs of underwriting the insurance policies, the costs of settling and paying claims reported on the policies, and from investment income reduced by investment expenses and gains or losses on holdings in our investment portfolio.  Variability in our income is caused by a variety of circumstances, some within the control of our companies and some not within our control. Premium volume is affected by, among other things, the availability and regular flow to our insurance companies of quality, properly-priced risks being produced by our agents, the ability to retain on renewal existing good-performing accounts, competition from other insurance companies, regulatory rate approvals, our reputation, and other limitations created by the marketplace or regulators.  Our underwriting costs are affected by, among other things, the amount of commission and profit-sharing we pay our agents to produce the underwriting risks for which we receive premiums, the cost of issuing insurance policies and maintaining our customer and agent relationships, marketing costs, taxes we pay to the states in which we operate on the amount of premium we collect, and other assessments and charges imposed on our companies by the regulators in the states in which we do business.  Our claim and claim settlement costs are affected by, among other things, the quality of our accounts, severe or extreme weather in our operating region, the nature of the claim, the regulatory and legal environment in our territories, inflation in underlying medical and property repair costs, and the availability and cost of reinsurance.  Our investment income and realized gains and losses are determined by, among other things, market forces, the rates of interest and dividends paid on our investment portfolio holdings, the credit or investment quality of the issuers and the success of their underlying businesses, the market perception of the issuers, and other factors such as ratings by rating agencies and analysts.

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

Nevertheless, reserves are estimates because there are uncertainties inherent in the determination of ultimate losses.  Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends.  Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at September 30, 2004.  Changes in estimates or differences between estimates and amounts ultimately paid are reflected in current operations.  Loss reserving techniques and assumptions have been consistently applied during the periods presented.

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

Adjustment Change in Loss and Loss Adjustment Reserves Net of Reinsurance	Adjusted Loss and Loss Reserves Net of Reinsurance as of September 30, 2004	Percentage Change in Stockholders’ Equity as of September 30, 2004(1)	Adjusted Loss and Loss Adjustment Reserves Net of Reinsurance as of December 31, 2003	Percentage Change in Stockholders’ Equity as of December 31, 2003 (1)
(Dollars in thousands)
-10.0%	30,047	2.2%	29,003	2.2%
-7.5%	30,882	1.7%	29,808	1.6%
-5.0%	31,717	1.1%	30,614	1.1%
-2.5%	32,551	0.6%	31,419	0.5%
Base	33,386	—	32,225	—
2.5%	34,221	-0.6%	33,031	-0.5%
5.0%	35,055	-1.1%	33,836	-1.1%
7.5%	35,890	-1.7%	34,642	-1.6%
10.0%	36,725	-2.2%	35,448	-2.2%

(1)  Net of Tax

The property and casualty industry has incurred substantial aggregate losses from claims related to asbestos-related illnesses, environmental remediation, product and construction defect liability, mold, and other uncertain exposures.  We have not experienced significant losses from these types of claims.

The table below summarizes loss and loss adjustment reserves by major line of business:

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Commercial lines:
Commercial multi-peril	$5,651	$6,998
Other liability	8,613	8,708
Workers’ compensation	4,716	4,684
Commercial automobile	2,112	2,251
Fire, allied, inland marine	586	242
	21,678	22,883
Personal lines:
Homeowners	10,372	9,509
Personal automobile	2,923	3,073
Fire, allied, inland marine	268	328
Other liability	1,885	1,400
Workers’ compensation	101	68
	15,549	14,378
Total	$37,227	$37,261

Investments.  Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in stockholders’ equity as a component of comprehensive income and, accordingly, have no effect on net income.  A decline in fair value of an investment below its cost that is deemed other than temporary is charged to earnings as a realized loss.  We monitor our investment portfolio and review investments that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary.  These evaluations involve judgment and consider the magnitude and reasons for a decline and the prospects for the fair value to recover in the near term.  In the nine months ended September 30, 2004 and 2003, we recorded a pre-tax charge to earnings of $0 and $445,000, respectively, and no charges in the quarters ended September 30, 2004 and 2003. These charges are primarily with respect to equity securities that we determined under our policy to be other than temporarily impaired.  Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

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

Our growth in premiums and underwriting results have been, and continue to be, influenced by market conditions.  Pricing in the property and casualty insurance industry historically has been cyclical.  During a soft market cycle, price competition is prevalent and makes it difficult to write and retain properly priced personal and commercial lines business.  Our policy is to maintain our disciplined underwriting and pricing standards during soft markets, even at the expense of premium growth. For more than three years, the industry has enjoyed a hard market with pricing power, however pricing competition has re-appeared in the market, particularly in lines of business which are predominantly property exposures, and pricing power has diminished accordingly.  The cyclicality of the market is difficult to anticipate, and pricing has leveled off consistent with the late stages of a hard market, resulting in slower overall revenue growth than the Company has enjoyed in the last three years.

Nine months and three months ended September 30, 2004, compared to nine months and three months ended September 30, 2003

For the nine months ended September 30, 2004, the Company had net income of $2.4 million compared to $445,000 for the same period in 2003.  The underwriting gain from our commercial lines segment for the nine months of 2004 increased to $5.4 million from the prior year amount of $2.6 million, but our personal lines segment incurred an underwriting loss of $4.6 million, an increased loss from the loss of $3.4 million in the prior comparable period.  In our investment segment, net investment income increased 58% in the first nine months of 2004 to $1.9 million from $1.2 million, and net realized gains for the first nine months of 2004 were $439,000, as compared to net realized gains of $130,000 for the 2003 period.

For the three months ended September 30, 2004, the Company had net income of $1.1 million compared to $172,000 for the same period in 2003.  The underwriting gain from our commercial lines segment for the third quarter of 2004 increased to $1.9 million from the prior year amount of $899,000. The personal lines segment incurred an underwriting loss of $1.3 million in the third quarter of 2004, compared to a loss of $1.3 million in the prior year period.  In our investment segment, net investment income increased 60% in the third quarter of 2004 to $639,000 from $400,000, and we had a net realized gain for the third quarter of 2004 of $340,000, as compared to a net realized gain of $167,000 for the 2003 period.

Total revenues for the first nine months of 2004 were $44.3 million, which was 22% greater than 2003 revenues of $36.4 million.  This increase was due to a $6.9 million, or 20%,  increase in net premiums earned in the first nine months of 2004, an increase in net investment income of $712,000, or 58%, as well as to a realized gain on investments of $439,000 in 2004 as compared to a realized gain of $130,000 in 2003.

Total revenues for the third quarter of 2004 were $15.1 million, which was 16% greater than revenues of $13.0 million during the comparable 2003 period.  This increase was due to a $1.7 million, or 13%,  increase in net premiums earned in the third quarter of 2004, an increase in net investment income of $239,000, or 60%, as well as to a realized gain on investments of $340,000 in 2004 as compared to a realized gain of $167,000 during the comparable 2003 period.

Direct premiums written increased 3% to $46.9 million in the first nine months of 2004 when compared to 2003, and consisted of $28.1 million of commercial lines premiums, a 6% increase, and $18.8 million of personal lines premiums, a 2% decrease.  Net premiums earned increased by 20% to $41.6 million for the first nine months of 2004 as compared to $34.8 million for the prior year period.  Commercial lines net premiums earned increased 30% to $24.2 million in the first nine months of 2004, and personal lines net premiums earned increased 8% to $17.4 million in 2004.  The overall increases in direct premiums written and net premiums earned are generally attributable to the Company’s focus on growth in our commercial lines business, and a reduction in the amount of reinsurance utilized by the Company.

Direct premiums written for the third quarter of 2004 decreased 3% to $14.6 million when compared to 2003, and consisted of $8.0 million of commercial lines premiums, a 1% decrease, and $6.6 million of personal lines premiums, a 5% decrease.  Direct premiums written decreased in the quarter as compared to the same period in 2003 due to increasing competition in the marketplace, particularly in the case of property exposures. Net premiums earned increased by 13% to $14.0 million for the third quarter of 2004 as compared to $12.4 million for the prior year period.  Commercial lines net premiums earned increased 21% to $8.3 million in the third quarter, and personal lines net premiums earned increased 4% to $5.7 million.

Consistent with our goal of increasing our commercial lines business, we increased commercial lines direct premiums written in the first nine months of 2004 to 60% of our business, as compared to 58% in the prior year period. Similarly, commercial lines net premium earned increased to 58% of our business, as compared to 53% in the 2003 period. Our direct commercial multi-peril premiums written, the largest component of our commercial lines segment, increased by 6% to $14.3 million in the first nine months of 2004, compared to $13.4 million for the 2003 period. Commercial multi-peril net premiums earned increased by 33% to $12.1 million in 2004, as compared to $9.1 million for the prior year period.  We expect this trend of increasing commercial writings to continue as we target growth in certain types of risks and with selected producers.

For the first nine months of 2004, net premiums earned for our homeowners insurance, the largest component of our personal lines segment, increased 9% to $10.1 million, compared to $9.3 million for the 2003 period, while homeowners direct premiums written remained flat at $11.0 million for both periods. The growth in homeowners insurance net premiums earned primarily reflects the reduction in reinsurance utilization initiated by the Company at the beginning of 2004.

Personal automobile direct written premiums for the first nine months of 2004, written exclusively in Pennsylvania, decreased 3% to $5.8 million from $6.0 million for the 2003 period.  Net premiums earned for personal automobile increased in the first nine months of 2004 by 7% to $5.4 million, from $5.1 million for the comparable period in 2003.  Despite the increases in personal lines net premiums earned, our focus is principally on our commercial lines growth.

Net investment income increased $712,000, or 58%, to $1.9 million in the first nine months of 2004, as compared to the same period in 2003, due primarily to higher average invested assets.  Net realized gains for the same period in 2004 were $439,000, as compared to a net realized gain of $130,000 in the comparable period in 2003.  In 2004, net realized gains of $439,000 included gains on securities sales of $904,000, and losses on securities sales of $461,000.  The losses from securities sales were comprised of $283,000 from the sale of bonds and $178,000 from the sale of equities.  The following table summarizes the period of time that the equity securities sold at a loss during 2004 had been in a continuous unrealized loss position:

PERIOD OF TIME IN AN UNREALIZED LOSS POSITION	Fair Value on Sale Date	Realized Loss
	(In thousands)

0-6 months	$347	$46
7-12 months	276	4
More than 12 months	122	128
Total	$745	$178

The equity securities sold at a loss had been expected to appreciate in value but after reevaluation were sold so that sale proceeds could be reinvested.  The equity securities described above as having been in an unrealized loss position for more than 12 months were part of a larger block of shares in a single issuer, which, taken in the aggregate, were in an unrealized gain position as of June 30, 2004. The equity securities were sold as part of our normal review process intended to reduce exposure to certain issuers and industries, to recognize changing economic conditions, and to facilitate tax planning objectives.

The following table summarizes the length of time equity securities with unrealized losses held at September 30, 2004 have been in an unrealized loss position:

			Length of Unrealized Loss
	Fair Value	Unrealized Losses	Less than 6 months	6 to 12 months	Over 12 months
	(In thousands)
Equity Securities
More than 80% of cost	$2,304	$133	$105	$28	$0
Less than 80% of cost	57	29	29	—	—
Total	$2,361	$162	$134	$28	$0

The estimated fair value and unrealized loss for securities in a temporary unrealized loss position as of September 30, 2004 are as follows :

	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$7,040	$58	$5,618	$165	$12,658	$223

Obligations of states and political subdivisions	19,395	149	$288	$10	19,683	159

Corporate securities	9,407	111	—	—	9,407	111

Mortgage-backed securities	18,017	225	—	—	18,017	225

Total fixed maturities	53,859	543	5,906	175	59,765	718

Total equity securities	2,361	162	—	—	2,361	162

Total securities in a temporary unrealized loss position	$56,220	$705	$5,906	$175	$62,126	$880

The unrealized losses on fixed maturity investments with unrealized losses for less than twelve months were primarily due to changes in the interest rate environment.  The Company has 17 fixed maturity securities with unrealized losses for more than twelve months.  All of the 17 fixed maturity securities with unrealized losses greater than twelve months have fair values greater than 94% of cost.  The Company believes these declines are temporary.

There are 13 equity securities that are in an unrealized loss position on September 30, 2004. Eleven of these securities have been in an unrealized loss position for less than six months.  The other 2 equity securities have been in an unrealized loss position for less than twelve months.  The Company believes these declines are temporary.

For the first nine months of 2004, we had a GAAP combined ratio (the “combined ratio” is an industry measurement of a company’s underwriting success, and is the sum of the ratios of a company’s loss and loss adjustment expense, and underwriting expenses to net earned premium.  A combined ratio of less than 100% means a company is making an underwriting profit) of 98.1%. The combined ratio for the first nine months of 2004 consisted of a loss and loss adjustment expense ratio of 50.7% and an underwriting expense ratio of 47.4%, compared to a GAAP combined ratio of 102.4%, a loss and loss adjustment expense ratio of 56.4% and an underwriting expense ratio of 46.0% for the same period in 2003. In the third quarter of 2004, we had a GAAP combined ratio of 95.6%, a loss and loss adjustment expense ratio of 44.0% and an underwriting expense ratio of 51.6%, compared to a GAAP combined ratio of 103.0%, a loss and loss adjustment expense ratio of 55.4% and an underwriting expense ratio of 47.6% for the 2003 period.

In the commercial lines segment for the first nine months of 2004, we had an underwriting gain of $5.4 million, a combined ratio of 77.7%, a loss and loss adjustment expense ratio of 28.3% and an underwriting expense ratio of 49.4%, compared to an underwriting gain of $2.6 million, a combined ratio of 86.2%, a loss and loss adjustment expense ratio of 37.2% and an underwriting expense ratio of 49.0% for 2003. For the third quarter of 2004, in our commercial lines segment we had an underwriting gain of $1.9 million, a combined ratio of 77.3%, a loss and loss adjustment expense ratio of 25.7% and an underwriting expense ratio of 51.6%, compared to an underwriting gain of $0.9 million, a combined ratio of 86.9%, a loss and loss adjustment expense ratio of 39.2% and an underwriting expense ratio of 47.7% for the 2003 period.

In the personal lines segment for the first nine months of 2004, we had an underwriting loss of $4.6 million, a combined ratio of 126.3%, a loss and loss adjustment expense ratio of 81.7% and an underwriting expense ratio of 44.6%, compared to an underwriting loss of $3.4 million, a combined ratio of 120.9%, a loss and loss adjustment expense ratio of 78.4% and an underwriting expense ratio of 42.5% for 2003. For the third quarter of 2004, in our personal lines segment we had an underwriting loss of $1.3 million, a combined ratio of 122.0%, a loss and loss adjustment expense ratio of 70.5% and an underwriting expense ratio of 51.5%, compared to an underwriting loss of $1.3 million, a combined ratio of 123.2%, a loss and loss adjustment expense ratio of 75.7% and an underwriting expense ratio of 47.5% for the 2003 period.

For the first nine months of 2004, net loss and loss adjustment expenses incurred increased overall by $1.5 million, or 8%, to $21.1 million from the 2003 period.  The increase in loss and loss adjustment expenses reflects the increase in commercial and personal lines volume and an increase in the frequency of personal lines losses in the first quarter of 2004. The first quarter’s increase in personal lines losses is attributable to harsher weather conditions as compared to 2003, resulting principally from extremely cold temperatures.  These conditions lead to losses from frozen pipes, structural collapses, more frequent automobile losses and slip-and-fall accidents.  In the third quarter of 2004, net loss and loss adjustment expenses incurred decreased by $686,000, or 10% to $6.2 million from 2003. This decrease in losses and loss adjustment expenses in the quarter reflects favorable claims frequency and severity during the quarter, as compared to the prior year, offset by losses resulting from increased exposures relative to increased premium volume. The favorable claims frequency and severity is due in part to the moderate weather experienced in our operating territory during the second and third quarters of 2004.

Underwriting expenses increased by $3.7 million in the first nine months of 2004, or 23%, to $19.7 million from 2003.  This increase was principally attributable to an increase in expenses due to higher amortization of deferred policy acquisition costs resulting from higher premium volume, which includes a charge of $648,000 associated with the commitment of shares to employee participants in the ESOP for 2004, and other expenses, including $206,000 for grants of restricted stock compensation made during 2004, and $150,000 for the cost of professional services incurred in 2004 in connection with Sarbanes / Oxley compliance. No expense was included in the comparable 2003 period for ESOP expense, or for restricted stock compensation or Sarbanes / Oxley compliance. We are currently in the process of converting our information system.  When completed, we expect some costs to moderate as conversion costs and costs associated with operating dual systems will no longer be incurred.  These reduced costs will be offset by some higher staffing costs, but we also should be positioned to expand premium volume without material incremental labor and facility costs in the near term because of increased processing capacity.

The Company maintains Agency Profit Sharing plans, which, in addition to base commissions,  annually rewards agents for the growth and profitability of the business they produce while representing the Company. The additional commission is computed only on the aggregate growth and profitability of the book of business they produce each year. The Company does not have any marketing services agreements, placement services agreements, or similar arrangements. The Agency Profit Sharing plan expense accrued for 2004 at September 30, 2004 is $2.0 million, as compared to $1.3 million for the same period in 2003.

In the second quarter we began writing new New Jersey accounts in Mercer Insurance Company of New Jersey instead of Mercer Insurance Company, and in the third quarter we began renewing the New Jersey accounts of Mercer Insurance Company in Mercer Insurance Company of New Jersey. By doing so, we will reduce the premium taxes we pay by reducing the New Jersey retaliatory premium tax Mercer Insurance Company has been accruing on its New Jersey accounts since it redomesticated to Pennsylvania in 1997. Mercer Insurance Company of New Jersey will not be subject to the retaliatory tax on its New Jersey business. We had not previously taken this step because only policyholders of Mercer Insurance Company, domiciled in Pennsylvania, had subscription and voting rights in the Conversion. We were examined by the New Jersey Division of Taxation on this issue, and it has billed us for all prior retaliatory tax and related interest, and these amounts have been paid in full. The amounts have been paid under protest, preserving our right to seek a recovery if the retaliatory tax is successfully challenged while the statute of limitations remains open for any refund claim by us.  We are not challenging New Jersey’s position, however other companies have brought similar claims. It is unclear whether any challenge will be successful. After paying the disputed retaliatory taxes to New Jersey for prior periods, an accrual of $300,000 for estimated retaliatory taxes remained which was reversed during the first quarter of 2004 and served to reduce premium tax expense accordingly. The 2003 retaliatory tax was approximately $750,000.

Federal income tax expense was $1.0 million for the first nine months of 2004, an effective rate of 29.4%, compared to $188,000, an effective rate of 24.8%, in 2003.  The increase in the effective tax rate in 2004 is attributable to higher levels of operating profit, offset in part by higher levels of tax-exempt securities holdings.

LIQUIDITY AND CAPITAL RESOURCES

Our insurance companies generate sufficient funds from their operations and maintain a high degree of liquidity in their investment portfolios.  The primary source of funds to meet the demands of claim settlements and operating expenses are premium collections, investment earnings and maturing investments.  Mercer Insurance Company recently completed an expansion of its existing facilities in Pennington, New Jersey, at a cost of $2.8 million for the structure.  We are also in the process of building an information system platform that will allow our producers the choice of conducting their business through the Internet or through the method they have historically used.  As of September 30, 2004, we have spent $2.9 million on the development of this platform, which includes license fees for software used in the platform.  It is anticipated to be completed in late 2005 or early 2006, at an additional cost of between $0.6 million and $1.0 million.  Mercer Insurance Company possesses sufficient resources for these future expenditures without incurring any debt.

Our insurance companies maintain investment and reinsurance programs that are intended to provide sufficient funds to meet their obligations without forced sales of investments.  They maintain a portion of their investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

The principal source of liquidity for Mercer Insurance Group, Inc. is the net proceeds it retained from the Conversion of approximately $25 million, and dividend payments and other fees received from Mercer Insurance Company.  Approximately $3 million of the retained conversion proceeds were used by Mercer Insurance Group, Inc. to complete a stock repurchase of 250,000 shares during the quarter ended September 30, 2004. For a period of three years after the Conversion, Mercer Insurance Company may not declare or pay any dividend to Mercer Insurance Group without the approval of the Pennsylvania Insurance Department.  After this three-year period, Mercer Insurance Company will be restricted by the insurance laws of Pennsylvania as to the amount of dividends or other distributions it may pay to its holding company.  Under Pennsylvania law, there is a maximum amount that may be paid by Mercer Insurance Company during any twelve month period after notice to, but without prior approval of, the Pennsylvania Insurance Department.  This limit is the greater of 10% of Mercer Insurance Company’s statutory surplus as reported on its most recent annual statement filed with the Pennsylvania Insurance Department, or the net income of Mercer Insurance Company for the period covered by such annual statement.

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

Total assets at September 30, 2004 remained approximately equal to total assets at December 31, 2003.  Premium volume increases drove an increase in premium receivables of $77,000, or 1%, and deferred policy acquisition costs of $231,000, or 3%, compared to December 31, 2003.  Reinsurance recoverable on losses and loss expenses decreased $1.2 million, or 28%, due to a higher retention under the Company’s reinsurance agreements. Investments increased $4.7 million, or 4%, to $128.0 million, and cash balances decreased $6.2 million, or 40%, to $9.1 million.  The movement between investments and cash and cash equivalents is due to the nature of the investment vehicles in which cash proceeds of the Conversion were invested while awaiting longer-term investment, and their classification for financial statement purposes. Accrued investment income increased $281,000, a 47% increase from December 31, 2003, due principally to higher levels of invested assets following receipt of the Conversion proceeds.

Contemporaneous with the Conversion, the Company and its subsidiaries engaged a new manager for its fixed income portfolio.  The manager has invested the proceeds of the Conversion and reallocated some portfolio assets with a view to achieving an appropriate duration, targeted at approximately 4 years, and proportionately higher yields, while working to minimize interest rate risk associated with a generally rising interest rate environment.  The manager has retained approximately $10.6 million of the Conversion proceeds in short-term investments at September 30, 2004, which are available for investment in fixed income securities as opportunities arise.

Total liabilities at September 30, 2004, were flat with December 31, 2003 at $77.5 million.  An increase of $399,000 in Unearned premium was offset by a decrease in accrued premium taxes of $615,000, as well as a decrease in payables for unsettled securities transactions.

Total stockholders’ equity at September 30, 2004, remained flat with December 31, 2003, with net income of $2.4 million and changes in Unearned ESOP shares of $469,000 and Unearned restricted stock compensation of $206,000 being offset by purchases of Treasury stock aggregating $3.0 million.

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

Mercer Insurance Group adopted a stock-based incentive plan on June 16, 2004, after shareholder approval of the plan at the annual shareholders meeting.  Pursuant to the plan, Mercer Insurance Group may issue 876,555 shares, in the form of incentive stock options, non-qualified stock options or grants of restricted stock. No more than 250,000 of the shares may be issued as grants of restricted stock. In June 2004, the Board of Directors awarded 537,700 incentive stock and non-qualified stock options and 215,000 shares of restricted stock. As of September 30, 2004, the pre-tax expense recognized in the income statement for the current year with respect to restricted stock grants was $206,000.

The Board of Directors authorized the Company on June 16, 2004 to repurchase up to 250,000 shares of the Company’s common stock in the open market. The repurchases were to be made from time to time in open market or privately negotiated transactions as, in management’s sole opinion, market conditions warranted. As of September 30, 2004, all 250,000 shares had been repurchased for a total of $3.0 million, or an average of $11.90 per share, a price accretive to the Company’s book value. On October 20, 2004, the Board authorized the repurchase of an additional 250,000 shares. The program will continue until October 20, 2005 or until 250,000 shares are repurchased, whichever occurs first, unless Mercer Insurance Group extends or expands the program. The repurchased shares will be held as treasury shares available for issuance in connection with

Mercer Insurance Group’s 2004 Stock Incentive Plan. Any such stock buyback will be made with funds from the Company, which has adequate resources for such purpose.

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

OFF BALANCE SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company was not a party to any unconsolidated arrangement or financial instrument with variable interest entities or other vehicles at September 30, 2004 which would give rise to previously undisclosed market, credit or financing risk.

The Company and its subsidiaries have no significant contractual obligations at September 30, 2004.

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

Credit Risk.  The quality of our interest-bearing investments is generally good. Our fixed maturity securities at September 30, 2004 are all rated BAA or above, with an average rating of AA.

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

Item 4.  Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer conclude that the Company’s disclosure controls and procedures are effective as of September 30, 2004.  There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (Notes 1 and 2)	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs (Notes 1 and 2)

July 1-31, 2004	None	N/A	None	250,000

August 1-31, 2004	10,100	$11.94	10,100	239,900

September 1-30, 2004	239,900	$11.90	239,900	None

Total	250,000	$11.90	250,000	None

Note 1 – On June 16, 2004, the Company’s Board of Directors authorized the repurchase of up to 250,000 shares of its common stock, to be made from time to time in the open market or in privately negotiated transactions as, in management’s sole opinion, market conditions warranted. The repurchased shares are to be held as treasury shares available for issuance in connection with Mercer Insurance Group’s 2004 Stock Incentive Plan. As of September 30, 2004, 250,000 shares had been repurchased under this authorization, the details of which are shown in the table above.

Note 2 – On October 20, 2004, the Company’s Board of Directors authorized the repurchase of up to 250,000 shares of its common stock, in addition to the June 16, 2004 authorization, and under the same terms and conditions. The program will continue until October 20, 2005 or until 250,000 shares are repurchased, whichever occurs first, unless Mercer Insurance Group extends or expands the program. The repurchased shares will be held as treasury shares available for issuance in connection with Mercer Insurance Group’s 2004 Stock Incentive Plan. This repurchase authorization is not reflected in the table above.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

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

MERCER INSURANCE GROUP, INC. (Registrant)

Dated: November 12, 2004	By:	/s/Andrew R. Speaker
Andrew R. Speaker,
President and Chief Executive Officer

Dated: November 12, 2004	By:	/s/David B. Merclean
David B. Merclean,
Chief Financial Officer