Form 10-K
period 2004-12-31
MERCER INSURANCE GROUP INC
filed 2005-03-16
CIK 1050690

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

transition period from to .
Commission file number 000-25425
Mercer Insurance Group, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2934601
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
10 North Highway 31
P.O. Box 278
Pennington, NJ 08534
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(609) 737-0426
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock (no par value)
Title of Each Class:
Common Stock, no par value
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
     The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of the last business day of the Registrant’s most recently completed second fiscal quarter was: $85,152,440.
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of March 7, 2005. Common Stock, no par value: 6,560,733.
Documents Incorporated by Reference
     Portions of the definitive Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

FORM 10-K
For the year Ended December 31, 2004

PART I

ITEM 1.	BUSINESS
THE CONVERSION TRANSACTION AND THE HOLDING COMPANY
      Mercer Insurance Group, Inc. (the “Company” or the “Holding Company”) is a holding company owning all of the outstanding shares of Mercer Insurance Company, the company resulting from the conversion of Mercer Mutual Insurance Company from the mutual to the stock form of organization on December 15, 2003 (the “Conversion”). Prior to the Conversion, and since 1844, Mercer Mutual Insurance Company was engaged in the business of selling property and casualty insurance. Mercer Mutual Insurance Company, a Pennsylvania domiciled company, changed its name to Mercer Insurance Company immediately after the Conversion, and became a subsidiary of the Company.
      The Company had no activity prior to the Conversion, and was formed for the purpose of owning all of the stock of Mercer Mutual Insurance Company after the Conversion. At the time of the Conversion, 6,845,733 shares of Mercer Insurance Group, Inc. were issued (including 502,525 shares issued immediately after the Conversion to acquire the remaining 51% of the common stock as well as all of the manditorily redeemable preferred stock of Franklin Holding Company, Inc., of which Mercer Mutual Insurance Company had acquired 49% for cash in 2001) with net cash proceeds of approximately $53 million received by the Company in exchange for the shares (approximately $27 million of this amount was contributed to the capital of Mercer Insurance Company after the Conversion). Also included in the total shares are 626,111 shares issued in the Conversion to the Mercer Insurance Group, Inc. Employee Stock Ownership Plan, (the “ESOP”) as to which no cash proceeds were received because the ESOP funded the purchase of these shares with a loan from the Company. The shares held by the ESOP will be allocated to participant accounts evenly over a ten-year period. The first and second annual allocations occurred in each of December, 2003 and 2004, in the amount of 62,611 shares each.
      The Holding Company is subject to regulation by the Pennsylvania Insurance Department and the New Jersey Department of Banking and Insurance because it is the holding company for Mercer Insurance Company (Pennsylvania-domiciled), and for, indirectly through Queenstown Holding Company, Inc., Mercer Insurance Company of New Jersey, Inc. (New Jersey-domiciled), and for Franklin Holding Company, Inc. and its subsidiary, Franklin Insurance Company (Pennsylvania-domiciled).
OVERVIEW OF THE BUSINESS
      Mercer Insurance Group, Inc., through its property and casualty insurance subsidiaries, provides a wide array of property and casualty insurance products designed to meet the insurance needs of consumers and small and medium-sized businesses throughout New Jersey and Pennsylvania. We report our operating results in three segments: commercial lines insurance, personal lines insurance and the investment function. However, assets are not allocated to segments and are reviewed in the aggregate for decision-making purposes. Our insurance products include commercial multi-peril, other liability, commercial automobile, workers compensation, homeowners, fire and inland marine and personal automobile coverages. We market our products through a network of over 300 independent producers in New Jersey and Pennsylvania. The majority of our producers market both commercial and personal lines products. Our insurance companies have been assigned an “A” (Excellent) rating by A.M. Best for 4 years. An “A” rating is the third highest rating out of A.M. Best’s 16 possible rating categories.
      Prior to 1997, our business was primarily focused on providing personal lines for New Jersey customers. However, over the past seven years we have moved aggressively to expand our commercial and casualty premium volume and geographically diversify our writings into Pennsylvania. In order to attract and retain commercial and casualty business, we have developed insurance programs specifically tailored to meet the needs of particular types of businesses. In 2004, homeowners insurance represented 22% of our direct premiums written compared to 43% in 1998 and commercial writings represented 62%, up from 45% in 1998. This significant shift in the mix of our writings occurred despite our acquisition in 2001 of a 49% interest in Franklin Insurance Company whose business consists entirely of personal lines policies (as noted above, the remaining 51% was acquired by the Company immediately after the completion of the Conversion to a publicly-traded company in December, 2003). Direct premiums written in 2004 in the state of Pennsylvania amounted to 22% of our business, with the remaining 78% being written in New Jersey.
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
      Mercer Insurance Company of New Jersey, Inc. is a stock property and casualty insurance company that was incorporated in 1981. It writes the same lines of business as Mercer Insurance Company, with its book of business intended to be predominantly located in New Jersey. Mercer Insurance Company of New Jersey, Inc. is subject to examination and comprehensive regulation by the New Jersey Department of Banking and Insurance. See “Business — Regulation.”
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
OUR BUSINESS STRATEGIES
      We continually strive to improve our profitability and reduce the impact of losses on our business. One of our principal objectives for the future is to become a more geographically diverse property and casualty insurer with at least 75% of our direct written premiums consisting of commercial and casualty business that meets our disciplined underwriting standards. By doing so, we believe that our results of operations will improve and we will lessen the impact of personal property insurance losses. The following discussion describes the strategies we will use to achieve our goals.
Increase our commercial and casualty writings
      Over the last seven years we have taken, and will continue to take, steps to increase commercial and casualty premium volume. Growth in commercial and casualty lines reduces our personal lines exposure as a percentage of direct written premiums. This reduces the relative adverse impact that weather-related property losses can have on us. Increased commercial lines business also benefits us because we have greater flexibility in establishing rates for these lines.
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
      At December 31, 2004, we had approximately 1,400 insured religious institutions with direct written premiums of $7.6 million. The performance of this book of business compares favorably to our commercial segment generally.
      In order to complement our existing commercial accounts, a two-tiered pricing approach for commercial automobile insurance covering light to medium weight trucks and business-owned private passenger-type vehicles used for commercial purposes is available. In addition to a standard rate, a preferred rate for risks meeting specified underwriting standards can be used.
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
Diversify our business geographically
      For the year ended December 31, 2004, 78% of our business was written in New Jersey. We intend to geographically diversify our risk by increasing our business outside New Jersey. We intend to explore opportunities that may arise in states adjacent to our current operating territories, as well as in most parts of the United States and where we believe commercial lines insurers generally are permitted to manage risk selection and pricing without undue regulatory interference. We also will evaluate potential business opportunities in other jurisdictions to determine whether they would be a good fit with our businesses. If so, we may explore those opportunities as well.
      We expect to accomplish our geographic diversification through the expansion of our existing producer relationships in Pennsylvania, exploration of additional state insurance licenses and through selective strategic acquisitions. We have no current definitive plans for any such acquisitions.
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
Reduce our ratio of expenses to net premiums earned
      We are committed to improving our profitability by reducing expenses through the use of enhanced technology and by increasing our premium writings through the strategic deployment of our capital. Currently, we are in the process of converting our information systems from an outside service bureau to an internally staffed system. Our target date for completion of this project is June 30, 2006. When completed, we will be able to eliminate the cost of the outside service bureau. In addition, the additional capital raised in the Conversion has and will continue to allow us to expand our premium writings while maintaining appropriate premium to surplus ratios. We anticipate that this increase in writings can be achieved without a commensurate increase in expenses, and will therefore help to reduce our expense ratio.
      As a company that recently became publicly traded, and met the standards to be considered an accelerated filer under SEC rules, the Group was required to quickly implement the requirements of the Sarbanes — Oxley Act of 2002, which required an extensive and costly effort to document and test the Company’s system of internal controls. This effort resulted in the Company absorbing a substantial cost for Sarbanes — Oxley compliance during its first year as a public company, a cost which should decline substantially once the year of initial implementation passes.
Reduce our reliance on reinsurance
      We have reduced our reliance on reinsurance by increasing the maximum exposure retained by our insurance companies on individual property and casualty risks. The capital raised in the Conversion and contributed to our insurance subsidiaries has allowed us to increase our retentions, as we did in 2004.
      We will determine the appropriate increase in our maximum exposure based on a number of factors, which include:

•	the amount of capital the Company is prepared to dedicate to support its underwriting activities;

•	our evaluation of our ability to absorb multiple losses; and

•	the revised terms and limits that we can obtain from our reinsurers.
      A decrease in reinsurance would result in a decrease in ceded premiums and a corresponding increase in net premium income, but would increase our potential losses from underwriting. See “Business — Reinsurance” for a description of changes to our reinsurance program as of January 1, 2005.

COMMERCIAL LINES PRODUCTS
      The following tables set forth the direct premiums written, net premiums earned, net loss ratios, expense ratios and combined ratios of our commercial lines products on a consolidated basis for the periods indicated:

	Year Ended December 31,

	2004	2003	2002

Direct Premiums Written:
Commercial multi-peril	$22,249	$18,588	$13,485
Other liability	9,771	8,944	6,641
Workers’ compensation	4,381	3,971	3,665
Commercial automobile	3,089	3,099	2,787
Fire, allied, inland marine	1,393	1,201	911

Total	$40,883	$35,803	$27,489

Net Premiums Earned:
Commercial multi-peril	$16,522	$12,673	$9,631
Other liability	7,184	6,295	4,810
Workers’ compensation	4,691	3,700	2,735
Commercial automobile	3,185	2,781	2,478
Fire, allied, inland marine	788	515	434

Total	$32,370	$25,964	$20,088

Net Loss Ratios:
Commercial multi-peril	32.6%	30.9%	40.7%
Other liability	41.0	46.6	21.5
Workers’ compensation	28.8	41.3	38.4
Commercial automobile	4.4	52.8	49.9
Fire, allied, inland marine	63.2	58.6	9.3

Total	31.9%	39.1%	36.3%

Expense Ratio
Commercial multi-peril	57.3%	55.8%	54.3%
Other liability	53.7	47.5	47.7
Workers’ compensation	29.7	31.2	38.4
Commercial automobile	38.8	41.5	42.0
Fire, allied, inland marine	64.8	67.6	68.9

Total	50.9%	49.0%	49.3%

Combined Ratios(1):
Commercial multi-peril	89.9%	86.7%	95.0%
Other liability	94.7	94.1	69.2
Workers’ compensation	58.5	72.5	76.8
Commercial automobile	43.2	94.3	91.9
Fire, allied, inland marine	128.0	126.2	78.2

Total	82.8%	88.1%	85.6%

(1)	A combined ratio over 100% means that an insurer’s underwriting operations are not profitable.

Commercial Multi-Peril
      We write a number of multi-peril policies in New Jersey and Pennsylvania providing property and liability coverage. These policies include larger apartment risks, condominium associations and 3-4 family dwelling policies. Various other risk classes also are written on this policy. As of December 31, 2004, approximately 1,050 multi-peril policies were in force.
      We are working to increase market penetration for this product because it includes commercial risks that have more flexible and profitable rate structures. One of these marketing initiatives relates to certain habitational classes of business. Due to recent market conditions, we have targeted our business generation efforts toward condominium associations and certain types of garden style apartment complexes. Although pricing in this sector has become more competitive, we continue to view this market segment favorably, and are active in this market.
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
      We also have a business owners policy that provides property and liability coverages to small businesses. This product is marketed to several distinct groups: (i) apartment building owners with 75 or fewer units; (ii) condominium associations up to 75 units; (iii) business owners who lease their buildings to tenants; (iv) mercantile business owners, such as florists, delicatessens, and beauty parlors; and (v) offices with owner or tenant occupancies. As of December 31, 2004, approximately 3,700 business owners policies were in force.
      We also offer a specialized multi-peril policy specifically designed for religious institutions. This enhanced product includes directors and officers coverage, religious counseling coverage and systems breakdown coverage (through a reinsurance arrangement). Coverage for child care centers and schools also is available. As of December 31, 2004, approximately 1,400 religious sector insureds were covered under commercial multi-peril policies.
Other Liability
      We write liability coverage for insureds who do not have property exposure or whose property exposure is insured elsewhere. The majority of these policies are written for small contractors such as carpenters, painters or electricians, who choose to self-insure small property exposures. Coverage for both premises and products liability exposures are regularly provided. Coverage is provided for other exposures such as vacant land and habitational risks. Approximately 600 commercial general liability and monoline umbrella policies were in force as of December 31, 2004.
      Commercial umbrella coverage is available for insureds who insure their primary general liability exposures with us through a business owners, commercial multi-peril, religious institution or commercial general liability policy. This coverage typically has limits of $1,000,000 to $5,000,000, but higher limits are available if needed. To improve processing efficiencies and maintain underwriting standards, we prefer to offer this coverage as an endorsement to the underlying liability policy rather than as a separate stand-alone policy, but both versions are available.
Workers’ Compensation
      We typically write workers’ compensation policies in conjunction with an otherwise eligible business owners, commercial multi-peril, religious institution, commercial property or general liability policy. As of December 31, 2004, most of our workers’ compensation insureds have other policies with us. There were approximately 2,500 workers’ compensation policies in effect as of December 31, 2004.

Commercial Automobile
      This product is designed to cover light and medium weight trucks used in business, as well as company-owned private passenger type vehicles. Other specialty classes such as church vans and funeral director vehicles also can be covered. The policy is marketed as a companion offering to our business owners, commercial multi-peril, religious institution, commercial property or general liability policies. Approximately 1,000 commercial automobile policies were in force as of December 31, 2004.
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
PERSONAL LINES PRODUCTS
      The following tables set forth the direct premiums written, net premiums earned, net loss ratios, expense ratios and combined ratios of our personal lines products on a consolidated basis for the periods indicated:

	Year Ended December 31,

	2004	2003	2002

Direct Premiums Written:
Homeowners	$14,666	$14,695	$13,698
Personal automobile	7,654	7,881	6,865
Fire, allied, inland marine	2,050	2,183	2,227
Other liability	493	544	528
Workers’ compensation	43	46	51

Total	$24,906	$25,349	$23,369

Net Premiums Earned:
Homeowners	$13,477	$12,552	$11,874
Personal automobile	7,197	6,894	5,948
Fire, allied, inland marine	2,194	2,103	2,162
Other liability	505	307	322
Workers’ compensation	41	44	60

Total	$23,414	$21,900	$20,366

Net Loss Ratios:
Homeowners	82.8%	74.3%	68.1%
Personal automobile	77.0	94.5	67.8
Fire, allied, inland marine	28.1	53.6	14.8
Other liability	104.1	200.3	102.7
Workers’ compensation	0.0	11.1	29.3

Total	76.1%	80.3%	62.8%

Expense Ratio
Homeowners	48.1%	44.8%	46.5%
Personal automobile	38.9	37.8	39.6
Fire, allied, inland marine	47.7	43.7	45.6
Other liability	32.6	33.5	41.4
Workers’ compensation	25.8	26.5	24.7

Total	44.9%	42.3%	44.2%

Combined Ratios(1):
Homeowners	130.9%	119.1%	114.6%
Personal automobile	115.9	132.3	107.4
Fire, allied, inland marine	75.8	97.3	60.4
Other liability	136.7	233.8	144.1
Workers’ compensation	25.8	37.6	54.0

Total	121.0%	122.6%	107.0%

(1)	A combined ratio over 100% means that an insurer’s underwriting operations are not profitable.

Homeowners
      Our homeowners policy is a multi-peril policy providing property and liability coverages and optional inland marine coverage. The homeowners policy is sold to provide coverage for an insured’s residence. We market both a standard and a preferred homeowner product. The preferred product is offered at a discount to our standard rates to our customers who have a lower risk of loss. As of December 31, 2004, we had approximately 26,000 homeowners policies in force, with 36% of those being the preferred product.
Personal Automobile
      We write comprehensive personal automobile coverage including liability, property damage and all state required insurance minimums for individuals domiciled in Pennsylvania. This product is multi-tiered with an emphasis placed on individuals with lower than average risk profiles. As of December 31, 2004, we had approximately 7,500 personal automobile policies in force. We do not write any private passenger automobile products in New Jersey.
Combination Dwelling Policy
      Our combination dwelling product is a flexible, multi-line package of insurance coverage. It is targeted to be written on an owner or tenant occupied dwelling of no more than two families. The dwelling policy combines property and liability insurance but also may be written on a monoline basis. The property portion is considered a fire, allied lines and inland marine policy, and the liability portion is considered an other liability policy. Approximately 3,100 combination dwelling policies were in force as of December 31, 2004.
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
      For the years ended December 31, 2004 and 2003, our two largest producers accounted for approximately 24% and 24% of our direct premiums written, respectively. One of these agencies is the Davis Insurance Agency which is owned by H. Thomas Davis, Jr., a director and employee of the Company and the founder of Franklin Insurance Company. Pursuant to an Agency Business Agreement dated June 1, 2001, the Davis Insurance Agency has granted to Mercer Insurance Company a right of first refusal to acquire the Davis Insurance Agency upon any proposed sale by Mr. Davis. Under the Agency Business Agreement, the Davis Insurance Agency also has granted to Franklin Insurance Company a right of first refusal on all personal automobile and homeowners insurance produced by the agency. However, the agency may terminate this right if:

(i) Franklin Insurance Company does not remain reasonably competitive in rates, coverage, service and commissions with the majority of the carriers in its market;

(ii) Mr. Davis ceases to beneficially own shares of the Company stock in an amount equal to the shares of Company stock exchanged for his shares of voting common stock of Franklin Holding Company, Inc. as a result of the Conversion; or

(iii) Mercer Insurance Company fails to exercise its right of first refusal within the time period required by the agreement.
      The other top producer is Brown & Brown, Inc., which is not affiliated with us. No other producer accounted for more than 5% of our direct premiums written. For the years ended December 31, 2004 and 2003, our top 10 producers accounted for 44% and 40%, respectively, of direct premiums written, with the largest producer generating approximately $8.0 million and $7.8 million of our premium revenue, respectively.
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
      Producers are compensated through a fixed base commission with an opportunity for profit sharing depending on the producer’s aggregate premiums earned and loss experience. Profit sharing opportunities are for a producer’s entire book of business with the Company and not specifically for any individual policy. The Company does not have any marketing services agreements, placement services agreements, or similar arrangements. By contract, our producers represent the Company. They are monitored and supported by our marketing representatives, who are employees of BICUS Services Corporation, a wholly owned subsidiary of Mercer Insurance Company. These representatives also have principal responsibility for recruiting and training new producers.
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
      We rely on information provided by our independent producers. Subject to certain guidelines, producers also pre-screen policy applicants. The producers have the authority to sell and bind insurance coverages in accordance with pre-established guidelines. Producers’ results are continuously monitored. On occasion, producers with historically poor loss ratios have had their binding authority removed until more profitable underwriting results were achieved. Continued poor loss ratios often result in agency termination.

CLAIMS
      Claims on insurance policies are received directly from the insured or through our independent producers. Claims are then assigned to either an in-house adjuster or an independent adjuster, depending upon the size and complexity of the claim. The adjuster investigates and settles the claim. As of December 31, 2004, we had thirteen in-house adjusters and worked with numerous independent adjusters. The Company also has a contingency plan for adjusting and processing claims resulting from a natural catastrophe.
      Claims settlement authority levels are established for each claims adjuster based upon his or her level of experience. Multi-line teams exist to handle all claims. The claims department is responsible for reviewing all claims, obtaining necessary documentation, estimating the loss reserves and resolving the claims.
      We attempt to minimize claims costs by encouraging the use of alternative dispute resolution procedures. Approximately 25% of all open claims under our policies are in litigation. Litigated claims are assigned to outside counsel.
TECHNOLOGY
      When Mercer Mutual was evaluating its acquisition of Franklin Holding and its subsidiary, Franklin Insurance Company, one of Franklin’s attractive features was its information technology system. Franklin Insurance was formed in 1997 with the idea that, by building an efficient information system, it could reduce expenses for both the producer and the company. Because homeowners’ and private passenger automobile insurance are largely commodity businesses, low cost product delivery is crucial, especially for small companies that do not otherwise enjoy economies of scale. Franklin Insurance licensed a flexible insurance software package and internally built a front-end Internet based interface to the system. All business generated by Franklin Insurance’s producers is processed and maintained in this system through the Internet, and these producers have access to their books of business through the Internet. This system provides efficiency because information for all users is entered only one time.
      The Company has undertaken a project to convert all of its business on to a platform which is a modified version of the system Franklin built for its business. The reasons for this decision include efficiencies to be achieved and a modernized system that will provide greater flexibility and cost savings while bringing our data-processing needs in-house where they can be better managed. Completion of the project should result in cost reduction, because we are currently operating two systems as we gradually move the business from the external system to our internal system.
      Because of the experience and knowledge of the Franklin Insurance staff with the software package, all internal programming is conducted at our branch office in Lock Haven, Pennsylvania. In addition to the expert knowledge of this staff, we are able to hire and maintain staff at a more efficient cost than the cost at the home office location in Pennington, New Jersey due to differences in the cost of living in the respective areas.
      The focus of our ongoing information technology effort is:

•	to continue to re-engineer our internal processes to allow for more efficient operations;

•	to improve our producers’ ability to transact business with us; and

•	to enable our producers to efficiently provide their clients with a high level of service.

•	to enhance agency access to online inquiry capabilities

•	to provide agencies with on-line monthly reporting
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

      The Company also has an initiative underway to convert from a paper-based filing and policy production/mailing system to a digital imaging and workflow system enabling automatic transfer of policy output to an electronic repository, supporting on-line inquiry and automated mailing.
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
      We determine the amount and scope of reinsurance coverage to purchase each year based on a number of factors. These factors include the evaluation of the risks accepted, consultations with reinsurance representatives and a review of market conditions, including the availability and pricing of reinsurance. Our reinsurance arrangements are placed with non-affiliated reinsurers, and are generally renegotiated annually. For the year ended December 31, 2004, our insurance companies ceded to reinsurers $8.4 million of written premiums, compared to $10.0 million of written premiums for the year ended December 31, 2003, and $7.2 million for the year ended December 31, 2002.
      The largest exposure that we retained in 2004 on any one individual property risk was $500,000. For 2005, that retention will remain at $500,000. Individual property risks in excess of these amounts are covered on an excess of loss basis pursuant to various reinsurance treaties. All property lines of business, including commercial automobile physical damage, are reinsured under the same treaties.
      Except for umbrella liability, individual casualty risks that are in excess of $500,000 commencing January 1, 2004 ($300,000 in 2003) are covered on an excess of loss basis up to $1.0 million per occurrence, pursuant to various reinsurance treaties. Casualty losses in excess of $1.0 million arising from workers’ compensation claims are reinsured up to $10.0 million on a per occurrence and per person treaty basis by various reinsurers. Umbrella liability losses are reinsured on a 90% quota share basis up to $1.0 million and a 100% quota share basis in excess of $1.0 million up to $5.0 million. Beginning in 2005, umbrella liability losses are reinsured on a 75% quota share basis up to $1.0 million, with the same 100% quota share basis in excess of $1.0 million up to $5.0 million. We also purchase casualty contingency loss excess reinsurance providing $3.0 million of coverage in excess of $1.0 million.
      Catastrophic reinsurance protects the ceding insurer from significant aggregate loss exposure. Catastrophic events include windstorms, hail, tornadoes, hurricanes, earthquakes, riots, blizzards, terrorist activities and freezing temperatures. We purchase layers of excess treaty reinsurance for catastrophic property losses. We reinsure 97.5% (100% beginning in 2005) of losses per occurrence in excess of $2.0 million, up to a maximum of $32.0 million per occurrence. In 2003 we also reinsured 100% of any catastrophic losses per occurrence in an amount between $1.0 million and up to $2.0 million, but this coverage was discontinued for 2004 in view of our greater ability to absorb losses as a consequence of the new capital received in the Conversion.
      The insolvency or inability of any reinsurer to meet its obligations to us could have a material adverse effect on our results of operations or financial condition. As of December 31, 2004, our five largest reinsurers based on percentage of ceded premiums are set forth in the following table:

	Percentage
	of Ceded	A.M. Best
Name	Premiums	Rating

1. American Re-Insurance Co	23.6%	A
2. GE Reinsurance Corporation	17.3%	A u
3. Motors Insurance Corporation	12.8%	A
4. Endurance Reinsurance Corp of America	7.6%	A
5. Arch Reinsurance Company	6.8%	A	-
      The following table sets forth the five largest amounts of loss and loss expenses recoverable from reinsurers on unpaid claims as of December 31, 2004.

	Loss and
	Loss Expenses
	Recoverable on	A.M. Best
Name	Unpaid Claims	Rating

	(In thousands)
1. Motors Insurance Corporation	$991	A
2. SCOR Reinsurance Company	545	B	++
3. GE Reinsurance Corporation	302	A u
4. American Re-Insurance Co	281	A
5. Endurance Reinsurance Corp of America	154	A
      The A and A- ratings are the third and fourth highest of A.M. Best’s 16 ratings. According to A.M. Best, companies with a rating of “A” or “A-” are rated “Excellent”, with “...an excellent ability to meet their ongoing obligations to policyholders.” Companies rated “B++” or “B+” have “...a good ability to meet their ongoing obligations to policyholders.” The subscript “u” after the rating means “under review”. We monitor the solvency of our reinsurers through regular review of their financial statements and their A.M. Best ratings. We have experienced no significant difficulties collecting amounts due from reinsurers.
Reinsurance Assumed
      We generally do not assume risks from other insurance companies. However, we are required by statute to participate in certain residual market pools. This participation requires us to assume business for workers’ compensation and for property exposures that are not insured in the voluntary marketplace. We participate in these residual markets pro rata on a market share basis, and as of December 31, 2004, our participation is not material.

Changes on Renewal in Reinsurance Ceded
      Effective January 1, 2004, we dropped the first layer of our catastrophe program (as described above, the first layer previously covered 100% of any catastrophic losses per occurrence in an amount between $1.0 million and up to $2.0 million), increased our underlying retention from $300,000 to $500,000, and replaced SCOR Reinsurance Company and PMA Capital Insurance Co. with two new reinsurers: Endurance Reinsurance Corp. of America (rated by A.M. Best at “A”) and GE Reinsurance Corporation. (rated by A. M. Best at “A u”).
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
      The following table provides a reconciliation of beginning and ending consolidated loss and LAE reserve balances of the Company and its subsidiaries for the years ended December 31, 2004, 2003 and 2002, prepared in accordance with accounting principles generally accepted in the United States of America.
RECONCILIATION OF RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Reserves for losses and loss adjustment expenses at the beginning of period	$37,261	$31,348	$31,059
Less: Reinsurance recoverable and receivables	(5,036)	(4,150)	(5,425)

Net reserves for losses and loss adjustment expenses at beginning of period	32,225	27,198	25,634

Add: Provision for losses and loss adjustment expenses for claims occurring in:
The current year	29,024	28,329	22,211
Prior years	(886)	(596)	(2,144)

Total incurred losses and loss adjustment expenses	28,138	27,733	20,067

Less: Loss and loss adjustment expenses payments for claims occurring in:
The current year	14,626	13,866	11,128
Prior years	12,772	8,840	7,375

Total losses and loss adjustment expenses paid	27,398	22,706	18,503

Net reserves for losses and loss adjustment expenses at end of period	32,965	32,225	27,198
Add: Reinsurance recoverables and receivables	3,063	5,036	4,150

Reserves for losses and loss adjustment expenses at end of period	$36,028	$37,261	$31,348

      The following tables show the development of our consolidated reserves for unpaid losses and LAE from 1994 through 2004 determined under U.S. generally accepted accounting principles (GAAP). The top line of each table shows the liabilities at the balance sheet date, including losses incurred but not yet reported. The upper portion of each table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The lower portion of each table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. The redundancy exists when the re-estimated liability at each December 31 is less than the prior liability estimate. The “cumulative redundancy” depicted in the tables, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

	Year Ended December 31,

	1994	1995	1996	1997	1998	1999

	(In thousands)
Liability for unpaid losses and LAE net of reinsurance recoverable	$18,298	$19,357	$20,074	$19,851	$22,565	$23,643
Cumulative amount of liability paid through:
One year later	6,935	6,368	6,042	4,536	5,525	5,842
Two years later	10,272	9,554	8,829	7,537	8,655	8,627
Three years later	12,336	11,539	11,143	9,738	10,605	11,237
Four years later	13,228	12,819	12,472	10,975	11,893	12,726
Five years later	13,749	13,690	13,422	11,550	12,554	13,613
Six years later	14,079	14,196	13,826	11,816	13,034
Seven years later	14,373	14,450	14,043	12,118
Eight years later	14,605	14,621	14,236
Nine years later	14,732	14,785
Ten years later	14,795
Liability estimated as of:
One year later	17,344	17,712	19,018	17,874	19,909	19,689
Two years later	16,860	17,247	17,634	16,440	17,478	18,506
Three years later	16,495	16,568	16,987	14,711	16,625	17,484
Four years later	15,810	16,208	15,905	14,204	15,826	16,167
Five years later	15,641	15,680	15,769	13,913	14,762	16,200
Six years later	15,376	15,584	15,483	13,273	14,955
Seven years later	15,358	15,573	14,986	13,462
Eight years later	15,424	15,349	15,191
Nine years later	15,281	15,493
Ten years later	15,397

Cumulative total redundancy	$2,901	$3,863	$4,883	$6,389	$7,611	$7,443

Gross liability — end of year	35,531	36,176	35,221	31,872	30,948	29,471
Reinsurance recoverables	17,233	16,819	15,147	12,021	8,383	5,828

Net liability — end of year	$18,298	$19,357	$20,074	$19,851	$22,565	$23,643

Gross reestimated liability — latest	27,964	27,238	24,845	21,662	20,341	20,972
Reestimated reinsurance recoverables — latest	12,567	11,745	9,654	8,200	5,386	4,772

Net reestimated liability — latest	$15,397	$15,493	$15,191	$13,462	$14,955	$16,200

Gross cumulative redundancy	$7,567	$8,938	$10,376	$10,210	$10,607	$8,499

	Year Ended December 31,

	2000	2001	2002	2003	2004

	(In thousands)
Liability for unpaid losses and LAE net of reinsurance recoverable	$24,091	$25,634	$27,198	$32,225	$32,965
Cumulative amount of liability paid through:
One year later	5,726	7,376	8,840	12,772	—
Two years later	9,428	11,850	15,442
Three years later	12,142	15,610
Four years later	14,139
Five years later Six years later Seven years later Eight years later Nine years later Ten years later Liability estimated as of:
One year later	20,810	23,490	26,601	31,339	—
Two years later	19,539	22,084	26,924
Three years later	17,745	22,522
Four years later	18,050
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Ten years later

Cumulative total redundancy	$6,041	$3,111	$274	$886	—

Gross liability — end of year	28,766	31,059	31,348	37,261	36,028
Reinsurance recoverables	4,675	5,425	4,150	5,036	3,063

Net liability — end of year	$24,091	$25,634	$27,198	$32,225	$32,965

Gross reestimated liability — latest	22,600	27,842	31,214	36,042
Reestimated reinsurance recoverables — latest	4,550	5,320	4,290	4,703

Net reestimated liability — latest	$18,050	$22,522	$26,924	$31,339

Gross cumulative redundancy	$6,166	$3,216	$134	$1,219

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
      Our investment policy requires that investments be made in a portfolio consisting of bonds, equity securities, and short-term money market instruments. Our equity investments are concentrated in companies with larger capitalizations. However, the Company’s second largest equity holding, valued at $1.1 million, is our investment in the common stock of Excess Reinsurance Company, which is a privately held, illiquid security (which, in 2004, paid a special dividend to the Group of $274,000). The investment policy does not permit investment in unincorporated businesses, private placements or direct mortgages, foreign denominated securities, financial guarantees or commodities. The Board of Directors of the Company has developed this investment policy and reviews it periodically.
      The following table sets forth consolidated information concerning our investments. The changes in the distribution of the fixed income securities portfolio among the categories in the table below from December 31, 2003 to December 31, 2004 reflects our decision, effective January 1, 2004, to move the management of our fixed income securities to a new management firm, and the reallocation undertaken by that firm to achieve an overall increase in returns while maintaining an investment-grade portfolio.

	At December 31, 2004		At December 31, 2003		At December 31, 2002

	Cost(2)	Fair Value	Cost(2)	Fair Value	Cost(2)	Fair Value

	(In thousands)
Fixed income securities(1):
United States government and government agencies	$17,870	$17,700	$38,974	$38,826	$38,802	$39,499
Obligations of states and political subdivisions	35,801	35,745	5,083	5,235	5,976	6,149
Industrial and miscellaneous	16,896	16,781	2,157	2,147	3,216	3,259
Mortgage-backed securities	30,535	30,431	68	69	336	340

Total fixed income securities	101,102	100,657	46,282	46,277	48,330	49,247
Equity securities	16,145	24,447	15,866	22,656	16,697	20,332
Short-term investments	—	—	54,396	54,396	—	—

Total	$117,247	$125,104	$116,544	$123,329	$65,027	$69,579

(1)	In our consolidated financial statements, investments are carried at fair value.

(2)	Original cost of equity securities; original cost of fixed income securities adjusted for amortization of premium and accretion of discount.
      The table below contains consolidated information concerning the investment ratings of our fixed maturity investments at December 31, 2004.

	Amortized
Type/Ratings of Investment(1)	Cost	Fair Value	Percentages(2)

	(Dollars in thousands)
U.S. Government and agencies	$17,870	$17,700	17.6%
AAA	49,106	48,899	48.5%
AA	14,412	14,404	14.3%
A	14,772	14,757	14.7%
BBB	4,942	4,897	4.9%

Total	$101,102	$100,657	100.0%

(1)	The ratings set forth in this table are based on the ratings assigned by Standard & Poor’s Corporation (S&P). If S&P’s ratings were unavailable, the equivalent ratings supplied by Moody’s Investors Services, Inc., Fitch Investors Service, Inc. or the NAIC were used where available.

(2)	Represents the fair value of the classification as a percentage of the total fair value of the portfolio.

      The table below sets forth the maturity profile of our consolidated fixed maturity investments as of December 31, 2004:

	Amortized
Maturity	Cost(1)	Fair Value	Percentages(2)

	(Dollars in thousands)
1 year or less	$65	$65	0.1%
More than 1 year through 5 years	18,772	18,661	18.5%
More than 5 years through 10 years	39,864	39,708	39.5%
More than 10 years	11,866	11,792	11.7%
Mortgage-backed securities	30,535	30,431	30.2%

Total	$101,102	$100,657	100.0%

(1)	Fixed maturities are carried at fair value in our consolidated financial statements.

(2)	Represents the fair value of the classification as a percentage of the total fair value of the portfolio.
      The average duration of our fixed maturity investments, excluding mortgage-backed securities that are subject to prepayment, was approximately 3.7 years as of December 31, 2004. As a result, the market value of our investments may fluctuate in response to changes in interest rates. In addition, we may experience investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments.
      Our consolidated average cash and invested assets, net investment income and return on average cash and invested assets for the years ended December 31, 2004, 2003 and 2002 were as follows:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Average cash and invested assets	$139,015	$84,572	$74,973
Net investment income	2,841	1,707	2,061
Return on average cash and invested assets	2.0%	2.0%	2.7%
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

COMPETITION
      The property and casualty insurance market is highly competitive. Our insurance companies compete with stock insurance companies, mutual companies, local cooperatives and other underwriting organizations. Some of these competitors have substantially greater financial, technical and operating resources than our insurance companies. Within our producer’s offices we compete to be a preferred market for desirable business, as well as competing with other carriers to attract and retain the best producers. Our ability to compete successfully in our principal markets is dependent upon a number of factors, many of which are outside our control. These factors include market and competitive conditions. Many of our lines of insurance are subject to significant price competition. Some companies may offer insurance at lower premium rates through the use of salaried personnel or other distribution methods, rather than through independent producers paid on a commission basis (as our insurance companies do). In addition to price, competition in our lines of insurance is based on quality of the products, quality and speed of service, financial strength, ratings, distribution systems and technical expertise.
REGULATION
General
      Insurance companies are subject to supervision and regulation in the states in which they do business. State insurance authorities have broad administrative powers to administer statutes and regulations with respect to all aspects of our insurance business including:

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

Examinations
      Examinations are conducted by the Pennsylvania Insurance Department and the New Jersey Department of Banking and Insurance every three to five years. The Pennsylvania Insurance Department’s last examination of Mercer Insurance Company was as of December 31, 1999. Their last examination of Franklin Insurance Company was as of December 31, 2001. The New Jersey Department of Banking and Insurance’s last completed examination of Mercer Insurance Company was as of December 31, 1995. Their last examination of Mercer Insurance Company of New Jersey, Inc. was as of December 31, 2000. These examinations did not result in any adjustments to the financial position of any of our insurance companies. In addition, there were no substantive qualitative matters indicated in the examination reports that had a material adverse impact on the operations of our insurance companies. The Group has been notified that normal tri-ennial financial examinations by both the Pennsylvania and New Jersey regulators will commence in 2005.
NAIC Risk-Based Capital Requirements
      In 1990, the National Association of Insurance Commissioners (the “NAIC”) began an accreditation program to ensure that states have adequate procedures in place for effective insurance regulation, especially with respect to financial solvency. The accreditation program requires that a state meet specific minimum standards in over five regulatory areas to be considered for accreditation. The accreditation program is an ongoing process and once accredited, a state must enact any new or modified standards approved by the NAIC within two years following adoption. As of December 31, 2004, Pennsylvania and New Jersey, the states in which our insurance company subsidiaries are domiciled, were accredited.
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
NAIC Ratios
      The NAIC also has developed a set of 11 financial ratios referred to as the Insurance Regulatory Information System or (IRIS). On the basis of statutory financial statements filed with state insurance regulators, the NAIC annually calculates these IRIS ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range for each of the IRIS financial ratios. If four or more of its IRIS ratios fall outside the range deemed acceptable by the NAIC, an insurance company may receive inquiries from individual state insurance departments. During each of the years ended December 31, 2003 and 2002, Mercer Insurance Company, Mercer Insurance Company of New Jersey, Inc., and Franklin Insurance Company did not produce results outside the acceptable range for four or more IRIS tests. The results for 2004 are not yet available.
Market Conduct Regulation
      State insurance laws and regulations include numerous provisions governing trade practices and the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, illustrations, advertising, sales practices and complaint handling. State regulatory authorities generally enforce these provisions through periodic market conduct examinations, which the Company is subject to from time to time. A market conduct examination of Franklin Insurance Company was recently completed by the Pennsylvania Insurance Department without any material issues. A market conduct examination of our New Jersey Homeowners and Combination Dwelling lines of business was also recently completed, and we are waiting for the report. To our knowledge, we are currently in substantial compliance with the related provisions.
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
      State insurance laws and regulations require us to participate in mandatory property-liability “shared market,” “pooling” or similar arrangements that provide certain types of insurance coverage to individuals or others who otherwise are unable to purchase coverage voluntarily provided by private insurers. Shared market mechanisms include assigned risk plans; fair access to insurance requirements or “FAIR” plans; and reinsurance facilities, such as the New Jersey Unsatisfied Claim and Judgment Fund. In addition, some states require insurers to participate in reinsurance pools for claims that exceed specified amounts. Our participation in these mandatory shared market or pooling mechanisms generally is related to the amounts of our direct writings for the type of coverage written by the specific arrangement in the applicable state. For the three years ended December 31, 2004, 2003 and 2002, we received earned premium from these arrangements in the amounts of $1,829,000, $1,312,000, and $666,000, respectively, and incurred losses and loss expenses from these arrangements in the amounts of $1,565,000, $582,000, and $415,000, respectively. Because we do not have a significant amount of direct writings in the coverages written under these arrangements, we do not anticipate that these arrangements will have a material effect on us in the future. However, we cannot predict the financial impact of our participation in any shared market or pooling mechanisms that may be implemented in the future by the states in which we do business.
Guaranty Fund Laws
      Many states have guaranty fund laws under which insurers doing business in the state can be assessed to fund policyholder liabilities of insolvent insurance companies. New Jersey and Pennsylvania, the states in which our insurance companies do business, have such laws. Under these laws, an insurer is subject to assessment depending upon its market share in the state of a given line of business. For the years ended December 31, 2004, 2003 and 2002, we incurred approximately ($28,000), $101,000, and $99,000, respectively, in assessments pursuant to state insurance guaranty association laws. The negative assessment incurred in 2004 reflects the settlement of guaranty fund assessments for 2002 and 2001 at more favorable rates than anticipated. We establish reserves relating to insurance companies that are subject to insolvency proceedings when we are notified of assessments by the guaranty associations. We cannot predict the amount and timing of any future assessments on our insurance companies under these laws.
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
Terrorism Risk Insurance Act of 2002
      On November 26, 2002, President Bush signed the Terrorism Risk Insurance Act of 2002 (TRIA). Under this law, coverage provided by an insurer for losses caused by certified acts of terrorism is partially reimbursed by the United States under a formula under which the government pays 90% of covered terrorism losses, exceeding a prescribed deductible. Therefore, the act limits an insurer’s exposure to certified terrorist acts (as defined by the act) to the deductible formula. The deductible is based upon a percentage of direct earned premium for commercial property and casualty policies. Coverage under the act must be offered to all property, casualty and surety insureds.

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
      We are currently charging a premium for certified terrorism coverage on our Businessowners, Commercial Automobile and commercial Workers’ Compensation policies. In 2005, we expect to start charging a premium for certified terrorism coverage for tenant-occupied dwelling policies and for all policies issued under a Special Contractors policy. Insureds who are charged a terrorism premium have the option (except Workers’ Compensation) of deleting certified terrorism coverage to reduce their premium costs, however most do not do so. Insureds under commercial Workers’ Compensation policies do not have the option to delete the certified terrorism coverage. Most other policies include certified terrorism coverage at no additional cost. Where allowed, we exclude coverage for losses that are from events not certified as terrorism events, with no buyback option available to the policyholder.
      The legislation that created the Terrorism Risk Insurance Act of 2002 expires on December 31, 2005. If this legislation is not extended beyond that date, all potential reimbursement for certified terrorism losses will end on that date. In order to limit our exposure for certified terrorism losses, we have received approval from our state regulators to use a contingent certified terrorism exclusion that will exclude coverage for certified terrorism losses that occur after December 31, 2005 in the event that TRIA is not extended.
      We are unable to predict the extent to which this legislation may affect the demand for our products or the risks that will be available for us to consider underwriting. We do not know the extent to which insureds will elect to purchase this coverage when available.
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

New and Proposed Legislation and Regulations
      The property and casualty insurance industry has recently received a considerable amount of publicity because of rising insurance costs, the lack of availability of insurance, and the issue of paying profit-sharing commissions to agents. New regulations and legislation are being proposed to limit damage awards, to control plaintiffs’ counsel fees, to bring the industry under regulation by the federal government and to control premiums, policy terminations and other policy terms. We are unable to predict whether, in what form, or in what jurisdictions, any regulatory proposals might be adopted or their effect, if any, on our insurance companies.
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
      Pennsylvania law sets the maximum amount of dividends that may be paid by Mercer Insurance Company and Franklin Insurance Company during any twelve-month period after notice to, but without prior approval of, the Pennsylvania Insurance Department. With respect to each insurance company, this amount cannot exceed the greater of 10% of the company’s statutory surplus as reported on the most recent annual statement filed with the Pennsylvania Insurance Department, or the company’s net income for the period covered by the annual statement. If the dividend restrictions contained in the Pennsylvania Insurance Department’s approval of the Conversion were not in effect, then as of December 31, 2004, the amount available for payment of dividends by Mercer Insurance Company to the Company in 2005 without the prior approval of the Pennsylvania Insurance Department would be approximately $6.2 million.
      New Jersey law sets the maximum amount of dividends that may be paid by Mercer Insurance Company of New Jersey, Inc. during any twelve-month period after notice to, but without prior approval of, the New Jersey Department of Banking and Insurance. This amount cannot exceed the greater of 10% of Mercer Insurance Company of New Jersey, Inc.’s statutory surplus as reported on the most recent annual statement filed with New Jersey, or the net income, not including realized capital gains, of Mercer Insurance Company of New Jersey, Inc. for the period covered by the annual statement. As of December 31, 2004, the amount available for payment of dividends by Mercer Insurance Company of New Jersey, Inc. to Mercer Insurance Company in 2005 (through Queenstown Holding Company, an intermediary holding company) without the prior approval of New Jersey Department of Banking and Insurance would be approximately $1.6 million.
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
EMPLOYEES
      All of our employees are employed directly by BICUS Services Corporation, a wholly owned subsidiary of Mercer Insurance Company. Our insurance companies do not have any employees. BICUS provides management services to all of our insurance companies. As of December 31, 2004, the total number of full-time equivalent employees of BICUS was 97. None of these employees are covered by a collective bargaining agreement and BICUS believes that its employee relations are good.

ITEM 2.	PROPERTIES
      Our main office is located at 10 North Highway 31, Pennington, New Jersey in a 25,000 square foot facility owned by Mercer Insurance Company. Mercer Insurance Company completed in 2004 an addition of 11,000 square feet to this structure at a cost of $2.9 million. We also own a tract of land adjacent to our main office property.
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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
      The common stock trades on the Nasdaq National Market under the symbol “MIGP”. As of March 2, 2005, the Company had 370 shareholders of record holding approximately 1.3 million shares, with the balance of the outstanding shares held in street name.
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
      The range of closing prices of the Company’s stock, traded on the NASDAQ National Market, during 2004 fell between $11.55 and $13.93 per share. The range of closing prices during each of the quarters in 2004 is shown below:

	4th Quarter		3rd Quarter		2nd Quarter		1st Quarter

	2004	2003	2004	2003	2004	2003	2004	2003

Share price range:
High	$13.48	$12.61	$12.18	N/A	$12.82	N/A	$13.93	N/A
Low	$11.65	$12.15	$11.55	N/A	$11.58	N/A	$12.40	N/A
      Information relating to the Company’s stock repurchase programs and activity in the most recent quarter is presented below:

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet be Purchased
			Announced Plans or	Under the Plans or
	Total Number of	Average Price Paid	Programs	Programs
Period	Shares Purchased	per Share	(Notes 1 and 2)	(Notes 1 and 2)

October 1-31, 2004	None	N/A	None	250,000
November 1-30, 2004	6,500	$12.19	6,500	243,500
December 1-31, 2004	None	N/A	None	243,500
Total	6,500	$12.19	6,500	243,500
      Note 1 — On June 16, 2004, the Company’s Board of Directors authorized the repurchase of up to 250,000 shares of its common stock, to be made from time to time in the open market or in privately negotiated transactions as, in management’s sole opinion, market conditions warranted. The repurchased shares will be held as treasury shares available for issuance in connection with Mercer Insurance Group’s 2004 Stock Incentive Plan. As of September 30, 2004, 250,000 shares had been repurchased under this authorization for a total consideration of $2,975,000, or $11.90 per share.
      Note 2 — On October 20, 2004, the Company’s Board of Directors authorized the repurchase of up to 250,000 shares of its common stock, in addition to the June 16, 2004 authorization, and under the same terms and conditions. The program was intended to continue until October 20, 2005, or until 250,000 shares were repurchased, whichever occurs first, unless the program was extended or expanded. The repurchased shares will be held as treasury shares available for issuance in connection with Mercer Insurance Group’s 2004 Stock Incentive Plan. From January 1, 2005 through March 2, 2005, 243,500 shares were repurchased under this authorization , thereby completing all purchases currently authorized. The 2005 repurchases of 243,500 shares were completed for $3,210,000, or $13.18 per share. The total cost of repurchases under this authorization (250,000 shares) was $3,290,000, or $13.16 per share.

ITEM 6.	SELECTED FINANCIAL DATA
      The following table sets forth selected consolidated financial data for Mercer Insurance Group, Inc. at and for each of the years in the five year period ended December 31, 2004. You should read this data in conjunction with the Company’s consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this report.

	Years Ended December 31,

	2004		2003		2002		2001		2000

	(Shares and dollars in thousands, except per share amounts)
Revenue Data:
Direct premiums written	$65,790		$61,152		$50,858		$41,497		$31,782
Net premiums written	59,504		52,802		44,471		34,710		28,049
Statement of Earnings Data:
Net premiums earned	55,784		47,864		40,454		30,728		27,635
Investment income, net of expenses	2,841		1,707		2,061		2,425		2,517
Net realized investment gains (losses)	484		703		(220)		42		(288)
Total revenue	59,467		50,660		42,624		33,445		30,031
Conversion expense(1)	—		66		95		—		—
Minority interest in (income) of subsidiary(2)	—		(131)		(138)		(100)		—
Net income	3,264		583		2,242		3,300		3,068
Comprehensive income(3)	3,972		2,073		1,620		2,485		4,983
Balance Sheet Data (End of Period):
Total assets	180,427		175,875		105,848		97,119		84,857
Total investments and cash	141,393		138,679		76,780		73,166		69,055
Minority interest in subsidiary(2)	—		—		3,112		1,926		—
Stockholders equity	100,408		98,326		37,017		35,397		32,912
Ratios:
GAAP combined ratio(4)	98.8%		103.8%		96.4%		93.6%		93.2%
Statutory combined ratio(5)	95.4%		102.2%		94.7%		93.4%		92.9%
Statutory premiums to-surplus ratio(6)	0.96	x	1.72	x	1.54	x	1.10	x	0.97	x
Per-share data:(7)
Net income (loss):
Basic	0.52		(0.08)		N/A		N/A		N/A
Diluted	0.51		(0.08)		N/A		N/A		N/A
Stockholders’ equity	16.49		15.65		N/A		N/A		N/A
Weighted average shares:(8)
Basic	6,236		6,253		N/A		N/A		N/A
Diluted	6,354		6,253		N/A		N/A		N/A

(1)	Costs and expenses related to the stock conversion incurred in the years ended December 31, 2003 and 2002. These costs and expenses are reported separately in our consolidated income statements within income from continuing operations before income taxes. Stock conversion expenses consist primarily of the costs of engaging independent accounting, valuation, legal and other consultants to advise us and our insurance regulators as to the stock conversion process and related matters, as well as printing and postage costs relating to our communications with our policyholders. These costs and expenses are reported in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 00-3, “Accounting by Insurance Enterprises for Demutualizations and Formations of

Mutual Insurance Holding Companies and for Certain Long-Duration Participating Contracts.” SOP 00-3 addresses financial statement presentation and accounting for stock conversion expenses and accounting for retained earnings and other comprehensive income at the date of the stock conversion.

(2)	Income of the Company attributable to the minority interest in Franklin Holding Company, which interest was acquired immediately after the Conversion for shares of the Company.

(3)	Includes Net Income and the change in Unrealized Gains and Losses of the investment portfolio.

(4)	The sum of losses, loss adjustment expenses, underwriting expenses and dividends to policyholders divided by net premiums earned. A combined ratio of less than 100% means a company is making an underwriting profit.

(5)	The sum of the ratio of underwriting expenses divided by net premiums written, and the ratio of losses, loss adjustment expenses, and dividends to policyholders divided by net premiums earned.

(6)	The ratio of net premiums written divided by ending statutory surplus, except for 2003, where a weighted average of statutory surplus is used.

(7)	Earnings per share data reflects only net loss for the period from December 16, 2003, the date of the Conversion, through December 31, 2003. Net loss during this period was ($477,000).

(8)	Unallocated ESOP shares at December 31, 2004 and 2003, are not reflected in weighted average shares.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
      The following presents management’s discussion and analysis of our financial condition and results of operations as of the dates and for the periods indicated. You should read this discussion in conjunction with the condensed consolidated financial statements and notes thereto included in this report, and the “Description of Business” contained in Item 1 of this report. This discussion contains forward-looking information that involves risks and uncertainties. Actual results could differ significantly from these forward-looking statements.
OVERVIEW
      The Company and its subsidiaries underwrite property and casualty insurance in New Jersey and Pennsylvania. Our consolidated operating insurance company subsidiaries are:

•	Mercer Insurance Company, a Pennsylvania property and casualty stock insurance company offering insurance coverages to businesses and individuals in New Jersey and Pennsylvania,

•	Mercer Insurance Company of New Jersey, Inc., a New Jersey property and casualty stock insurance corporation offering insurance coverages to businesses and individuals located in New Jersey; and

•	Franklin Insurance Company, a property and casualty stock insurance company offering private passenger automobile and homeowners insurances to individuals located in Pennsylvania.
      We manage our business and report our operating results in three operating segments: commercial lines insurance, personal lines insurance and the investment function. See Note 9 of the notes to our consolidated financial statements included in this report. However, we do not allocate assets to segments, and assets are reviewed in the aggregate for decision-making purposes. Our commercial lines insurance business consists primarily of multi-peril and general liability and related coverages. Our personal lines insurance business consists primarily of homeowners and private passenger automobile insurance coverages. We market both the commercial and personal insurance lines through independent agents.
      Our income is principally derived from insurance premiums received from insureds in the commercial lines (businesses insured) and personal lines (individuals insured) segments, less the costs of underwriting the insurance policies, the costs of settling and paying claims reported on the policies, and from investment income reduced by investment expenses, and from gains or losses on holdings in our investment portfolio. Variability in our income is caused by a variety of circumstances, some within the control of our companies and some not within their control. Premium volume is affected by, among other things, the availability of quality, properly-priced underwriting risks being produced by our agents, the ability to retain on renewal existing good-performing accounts, competition from other insurance companies, regulatory rate approvals, our reputation, and other limitations created by the marketplace or regulators. Our underwriting costs are affected by, among other things, the amount of commission and profit-sharing we pay our agents to produce the underwriting risks we receive premiums for, the cost of issuing insurance policies and maintaining our customer and agent relationships, marketing costs, taxes we pay to the states we operate in on the amount of premium we collect, and other assessments and charges imposed on our companies by the regulators in the states in which we do business. Our claim and claim settlement costs are affected by, among other things, the quality of our underwriting accounts, severe weather in our operating region, the nature of the claim, the regulatory and legal environment in our territories, inflation in underlying medical and property repair costs, and the availability and cost of reinsurance. Our investment income and realized gains and losses are determined by, among other things, market forces, the rates of interest and dividends paid on our portfolio holdings, the credit or investment quality of the issuer and the success of its underlying business, the market perception of the company invested in, and other factors such as ratings by rating agencies and analysts.
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
Liabilities for Loss and Loss Adjustment Expenses
      The liability for losses and loss adjustment expenses represents estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported to our insurance companies. The amount of loss reserves for reported claims is based primarily upon a case-by-case evaluation of the type of risk involved, knowledge of the circumstances surrounding each claim and the insurance policy provisions relating to the type of loss. The amounts of loss reserves for unreported claims and loss adjustment expenses are determined using historical information by line of insurance as adjusted to current conditions. Inflation is ordinarily implicitly provided for in the reserving function through analysis of costs, trends and reviews of historical reserving results over multiple years.
      Reserves are closely monitored and are recomputed periodically using the most recent information on reported claims and a variety of statistical techniques. Specifically, on a quarterly basis, we review, by line of business, existing reserves, new claims, changes to existing case reserves, and paid losses with respect to the current and prior accident years. We use historical paid and incurred losses and accident year data to derive expected ultimate loss and loss adjustment expense ratios by line of business. We then apply these expected loss and loss adjustment expense ratios to in-force business to derive a reserve level for each line of business. This amount, together with reserves required by new reported claims and changes to existing case reserves, is compared to existing reserves to establish the adjustment to reserves that is required. In connection with the determination of the reserves, we also consider other specific factors such as recent weather-related losses, trends in historical paid losses, and legal and judicial trends with respect to theories of liability. Because of the nature of our business, which generally provides coverage for short-term risks, loss development is comparatively rapid and historical paid losses, adjusted for known variables, have been a reliable predictive measure of future losses.

      Nevertheless, reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at December 31, 2004. Changes in estimates or differences between estimates and amounts ultimately paid are reflected in current operations. Loss reserving techniques and assumptions have been consistently applied during the periods presented.
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

			Adjusted Loss
	Adjusted Loss and		and Loss
Change in Loss	Loss Adjustment	Percentage	Adjustment	Percentage
and Loss	Reserves Net of	Change in	Reserves Net of	Change in
Adjustment	Reinsurance as of	Equity as of	Reinsurance as of	Equity as of
Reserves Net of	December 31,	December 31,	December 31,	December 31,
Reinsurance	2004	2004(1)	2003	2003(1)

(Dollars in thousands)
(10.0)%	$29,669	2.2%	$29,003	2.2%
(7.5)%	30,493	1.6%	29,808	1.6%
(5.0)%	31,317	1.1%	30,614	1.1%
(2.5)%	32,141	0.5%	31,419	0.5%
Base	32,965	—	32,225	—
2.5%	33,789	(0.5)%	33,031	(0.5)%
5.0%	34,613	(1.1)%	33,836	(1.1)%
7.5%	35,437	(1.6)%	34,642	(1.6)%
10.0%	36,262	(2.2)%	35,448	(2.2)%

(1)	Net of Tax
      The property and casualty industry has incurred substantial aggregate losses from claims related to asbestos-related illnesses, environmental remediation, product and construction defect liability, mold, and other uncertain or environmental exposures. We have not experienced significant losses from these types of claims.
      In the discussions that follow, we use the term “loss development,” which refers to the calendar year income statement impact of changes in the provision for loss and loss adjustment expenses incurred in prior accident years.

      The table below summarizes loss and loss adjustment reserves by major line of business:

	December 31,

	2004	2003	2002

	(Dollars in thousands)
Commercial lines:
Commercial multi-peril	$5,441	$6,998	$6,017
Other liability	9,374	8,708	6,390
Workers’ compensation	4,627	4,684	4,224
Commercial automobile	1,456	2,251	1,886
Fire, allied, inland marine	781	242	119

	21,679	22,883	18,636

Personal lines:
Homeowners	10,095	9,509	8,896
Personal automobile	2,283	3,073	2,070
Fire, allied, inland marine	338	328	477
Other liability	1,596	1,400	1,201
Workers’ compensation	37	68	68

	14,349	14,378	12,712

Total	$36,028	$37,261	$31,348

Investments
      Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in Stockholders’ Equity as a component of comprehensive income and, accordingly, have no effect on net income. A decline in fair value of an investment below its cost that is deemed other than temporary is charged to earnings as a realized loss. We monitor our investment portfolio and review investments that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary. These evaluations involve judgment and consider the magnitude and reasons for a decline and the prospects for the fair value to recover in the near term. In the years ended December 31, 2004, 2003 and 2002, we recorded a pre-tax charge to earnings of $15,000, $454,000, and $647,000, respectively. These charges are primarily with respect to equity securities that we determined were other than temporarily impaired. Adverse investment market conditions, poor operating performance, or other adversity encountered by companies whose stock or fixed maturity securities we own could result in impairment charges in the future. The Company’s policy on impairment of value of investments is as follows: if a security has a market value below cost it is considered impaired. For any such security a review of the financial condition and prospects of the company will be performed by the Investment Committee to determine if the decline in market value is other than temporary. If it is determined that the decline in market value is “other than temporary”, the carrying value of the security will be written down to “realizable value” and the amount of the write down accounted for as a realized loss. “Realizable value” is defined for this purpose as the market price of the security. Write-down to a value other than the market price requires objective evidence in support of that value.
      In evaluating the potential impairment of fixed income securities, the Investment Committee will evaluate relevant factors, including but not limited to the following: the issuer’s current financial condition and ability to make future scheduled principal and interest payments, relevant rating history, analysis and guidance provided by rating agencies and analysts, the degree to which an issuer is current or in arrears in making principal and interest payments, and changes in price relative to the market.
      In evaluating the potential impairment of equity securities, the Investment Committee will evaluate certain factors, including but not limited to the following: the relationship of market price per share versus carrying value per share at the date of acquisition and the date of evaluation, the price-to-earnings ratio at the date of acquisition and the date of evaluation, any rating agency announcements, the issuer’s financial condition and near-term prospects, including any specific events that may influence the issuer’s operations, the independent auditor’s report on the issuer’s financial statements; and any buy/sell/hold recommendations or price projections by outside investment advisors.
      We have one significant non-traded equity security, a non-voting common stock in Excess Reinsurance Company, which is carried at $1.1 million. Excess Reinsurance Company paid a special dividend in 2004 to the Group in the amount of $274,000. Its fair value is estimated at the statutory book value as reported to the National Association of Insurance Commissioners (NAIC). Other non-traded securities, which are not material in the aggregate, are carried at cost.
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

      Revenue and income by segment is as follows for the years ended December 31, 2004, 2003 and 2002

	December 31,

	2004	2003	2002

	(In thousands)
Revenues:
Net premiums earned:
Commercial lines	$32,370	$25,964	$20,088
Personal lines	23,414	21,900	20,366

Total net premiums earned	55,784	47,864	40,454

Net investment income	2,841	1,707	2,061
Realized investment gains (losses)	484	703	(220)
Other	358	386	329

Total Revenues	59,467	50,660	42,624

Income before income taxes:
Underwriting income (loss):
Commercial lines	5,581	3,109	2,892
Personal lines	(4,908)	(4,951)	(1,432)

Total underwriting income (loss)	673	(1,842)	1,460
Net investment income	2,841	1,707	2,061
Realized investment gains (losses)	484	703	(220)
Other	358	320	234

Income before income taxes and minority interest in income of subsidiary	$4,356	$888	$3,535

      Our growth in premiums and underwriting results have been, and continue to be, influenced by market conditions. Pricing in the property and casualty insurance industry historically has been cyclical. During a soft market cycle, price competition is prevalent and makes it difficult to write and retain properly priced personal and commercial lines business. Our policy is to maintain our disciplined underwriting and pricing standards during soft markets, even at the expense of premium growth. After a sustained soft market cycle, the insurance industry entered into a hard market cycle in approximately early 2000, which continued into 2004. Beginning in 2004, the industry has seen increasing competition and a softening of rates in many markets, many of which we compete in, and particularly in property exposures. If market rates continue to soften, it may have a negative impact on our ability to grow, and on our underwriting margins. The cyclicality of the market, and its potential impact on our results, is difficult to predict with any significant reliability.
      On June 1, 2001, we acquired 49% (the controlling interest, when taken into account with other considerations) of the outstanding shares of common stock of Franklin Holding and thereafter consolidated the financial condition and results of operations of Franklin Holding with Mercer Insurance Company. For the period between June 1, 2001 and December 15, 2003, we allocated a portion of Franklin Holding’s net income to the minority interest in Franklin Holding. This resulted in allocations of income to minority interest of $131,000 and $138,000 for the years ended December 31, 2003 and 2002, respectively. The minority interest in Franklin Holding was acquired by the Company immediately after the Conversion, through an exchange of shares in which the owners of the minority interest received 502,525 shares of the Company in exchange for all minority shares in Franklin Holding. Since Franklin Holding Company, Inc. became wholly owned within the group in December, 2003, no further income will be allocated to the minority interest for it.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003
      The components of income for 2004 and 2003, and the change and percentage change from year to year, are shown in the charts below. The accompanying narrative refers to the statistical information displayed in the chart immediately above the narrative.

2004 vs. 2003 Income	2004	2003	Change	% Change

Commercial lines underwriting income	$5,581	$3,109	$2,472	79.5%
Personal lines underwriting loss	(4,908)	(4,951)	43	0.9%
Total underwriting income (loss)	673	(1,842)	2,515	N/M
Net investment income	2,841	1,707	1,134	66.4%
Realized investment gains (losses)	484	703	(219)	(31.1)%
Other revenue, net of stock conversion expenses	358	320	38	(7.3)%
Income before income taxes and minority interest in income of subsidiary	4,356	888	3,468	N/M
Income taxes	1,092	174	918	N/M
Income before minority interest in income of subsidiary	3,264	714	2,550	N/M
Minority interest in income of subsidiary	—	(131)	131	N/M
Net income	$3,264	$583	$2,681	N/M
Loss/ LAE ratio (GAAP)	50.4%	57.9%	(7.5)%
Underwriting expense ratio (GAAP)	48.4%	45.9%	2.5%
Combined ratio (GAAP)	98.8%	103.8%	(5.0)%
Loss/ LAE ratio (Statutory)	50.5%	57.9%	(7.4)%
Underwriting expense ratio (Statutory)	44.9%	44.3%	0.6%
Combined ratio (Statutory)	95.4%	102.2%	(6.8)%

(N/ M means “not meaningful”)
      Charts and discussion relating to each of our segments (commercial lines underwriting, personal lines underwriting, and the investments segment) follow below.
      A strong performance in our commercial lines underwriting results, coupled with a modest improvement in our personal lines underwriting results, resulted in a return to underwriting profitability in 2004 from 2003, with an overall underwriting profit of $673,000, as compared to an underwriting loss of $1.8 million in 2003. Our GAAP combined ratio improved to 98.8% in 2004 from 103.8%, and our statutory combined ratio improved in 2004 to 95.4% from 102.2%. Our net investment income increased 66.4% to $2.8 million, primarily as a result of the increased investment portfolio resulting from the receipt of $53 million in Conversion proceeds on December 16, 2003. Realized investment gains, primarily from the sale of equity securities in both 2004 and 2003, added to the Company’s income as the equities portfolio value continued to grow in 2004. Our other income, primarily service charges recorded on insurance premiums paid over the term of the policy instead of when the policy is issued, declined modestly in 2004. In 2004 there was no minority interest in the income of our subsidiary, as there was in 2003, because all of the minority interest was acquired immediately after the Conversion in the acquisition of the remaining 51% of Franklin Holding Company. Also impacting the Company’s income in 2004 was the cost of being a public company, which adversely impacted both net income and the GAAP underwriting expense ratio, and, to a lesser extent, the statutory underwriting expense ratio.
      Net loss and loss adjustment expenses incurred increased in 2004 overall by only $405,000, or 1.5%, to $28.1 million, reflecting lower claims frequency in 2004 over 2003, despite growth in exposures in 2004 as our net premium earned grew by 16.5%. The lower loss and loss adjustment expense ratio in 2004 resulted from more normal weather patterns than were experienced in our operating territory in 2003, which included hail, tornados, and windstorms, all of which resulted in a higher than usual frequency of claims throughout most of 2003.
      Loss development of prior year net loss and loss adjustment expense reserves was a favorable $0.9 million in 2004 and was generally attributable to accident years 2002 and 2003 for commercial multi-peril, commercial auto and other liability. Loss reserves for these and all other lines of business have been established based on company trends and our consideration of industry trends, and recent settlement of reported cases has been favorable. This favorable development is a reflection of the disciplined underwriting employed by the Company in its risk selection process.

2004 vs. 2003 Revenue	2004	2003	Change	% Change

Direct premiums written	$65,790	$61,152	$4,638	7.6%
Net premiums written	59,504	52,802	6,702	12.7%
Net premiums earned	55,784	47,864	7,920	16.5%
Net investment income	2,841	1,707	1,134	66.4%
Realized investment gains	484	703	(219)	(31.2)%
Other Revenue	358	386	(28)	(7.3)%
Total Revenue	$59,467	$50,660	$8,807	17.4%
      Total revenues for 2004, were $59.5 million, which was 17.4% greater than 2003 revenues. This increase was due primarily to a $7.9 million increase in net premiums earned in 2004, and an increase in net investment income of $1.1 million.
      Direct premiums written increased 7.6% to $65.8 million in 2004, reflecting the return of the market to a more competitive pricing posture and the Company’s reluctance to take on underwriting risks which are priced inappropriately. Net premiums written increased 12.7% in 2004, a higher growth rate over that of the direct premiums written reflecting the increased retention under the Company’s reinsurance program in 2004. Net premiums earned increased by 16.5% to $55.8 million in 2004.
      Growth in Net Investment Income is discussed below.

2004 vs. 2003 Investment Income and Realized Gains	2004	2003	Change	% Change

Fixed Income securities	$3,284	$2,120	$1,164	54.9%
Dividends	673	466	207	44.4%
Cash, cash equivalents & other	398	205	193	94.1%
Gross investment income	4,355	2,791	1,564	56.0%
Investment expenses	1,514	1,084	430	39.7%
Net investment income	$2,841	$1,707	$1,134	66.4%
Realized gains (losses) on fixed income	$(97)	$186	$(283)	N/M
Realized gains on equities	590	517	73	N/M
Realized losses — other	(9)	—	(9)	N/M
Net realized gains	$484	$703	$(219)	(31.2)%

(N/ M means “not meaningful”)
      Net investment income increased $1.1 million, or 66.4% in 2004, due principally to the increased portfolio holdings resulting from the receipt of approximately $53 million of proceeds upon the completion of the Conversion. In addition, the Company received a special dividend of $274,000 in 2004 on its investment in Excess Reinsurance Company, compared to no dividend in 2003.
      Effective January 1, 2004, the Company engaged a new management firm for its fixed income securities portfolio. One of its assignments was to invest the proceeds of the Conversion, which, given a difficult interest rate environment and fixed income securities market, was not largely completed until the second quarter of 2004. Consequently, a significant portion of the Conversion proceeds earned a cash-equivalent yield during this period. In addition, investment expenses increased in 2004 by approximately $210,000 for the cost of such management, compared to the prior commission-based fixed income securities management which existed while the Company was a mutual insurance company prior to the Conversion.
      In implementing the investment policy guidelines and directions of the Investment Committee of the Board of Directors, the fixed income securities managers have changed the composition of the fixed income securities portfolio to be more heavily weighted in tax-exempt securities, industrial and miscellaneous fixed income securities, and mortgage-backed securities, and less heavily weighted towards U.S government and government agencies fixed income securities. The portfolio remains invested 100% in investment grade fixed income securities, with, as of December 31, 2004, an average rating of AAA, an average duration of 3.7 years (excluding mortgage-backed securities), and average tax equivalent yield of 4.17%. Our average portfolio duration exceeds that of our insurance liabilities, however the portfolio maturities are laddered to ensure adequate liquidity.
      Net realized gains decreased 31.2% to $484,000 in 2004. In 2004, net realized investment gains of $484,000 included gains on securities sales of $1,037,000, offset by other than temporary writedowns of $15,000 and losses on securities sales of $538,000. The losses from securities sales were comprised of $242,000 from the sale of bonds and $296,000 from the sale of equities. The following table summarizes the period of time that equity securities sold at a loss during 2004 had been in a continuous unrealized loss position:

	Fair
	Value on	Realized
Period of Time in an Unrealized Loss Position	Sale Date	Loss

	(In thousands)
0-6 months	$1,025	$292
7-12 months	276	4
More than 12 months	—	—

Total	$1,301	$296

      The equity securities sold at a loss had been expected to appreciate in value but after reevaluation were sold so that sale proceeds could be reinvested. Securities were sold due to a desire to reduce exposure to certain issuers and industries or in light of changing economic conditions.
      The following table summarizes the length of time equity securities with unrealized losses at December 31, 2004 have been in an unrealized loss position:

			Length of Unrealized Loss

	Fair	Unrealized	Less than	6 to 12	Over 12
December 31, 2004	Value	Losses	6 Months	Months	Months

	(In thousands)
Equity securities unrealized loss	$498	$13	$13	$0	$0

      Results of our Commercial Lines segment were as follows:

2004 vs. 2003 Commercial Lines (CL)	2004	2003	Change	% Change

CL Direct premiums written	$40,883	$35,803	$5,080	14.2%
CL Net premiums written	$36,492	$30,315	$6,177	20.4%
CL Net premiums earned	$32,370	$25,964	$6,406	24.7%
CL Loss/ LAE expense ratio (GAAP)	31.9%	39.1%	(7.2)%
CL Expense ratio (GAAP)	50.9%	49.0%	1.9%
CL Combined ratio (GAAP)	82.8%	88.1%	(5.3)%
      Consistent with our goal of increasing commercial business, we increased commercial lines direct premiums written by $5.1 million, or 14.2% in 2004. With our increased reinsurance retentions in 2004, our commercial lines net premiums written increased by 20.4%, or $6.2 million. Direct commercial multi-peril premiums written, the largest component of our commercial lines segment, increased 19.7% to $22.2 million in

2004, compared to $18.6 million for 2003, and commercial multi-peril net premiums earned increased by 30.4% to $16.5 million in 2004, compared to $12.7 million for 2003. Our largest increase in policy count was within our Religious Institutions sector, where our increasing market presence is helping us add new premium, and in our Special Contractors sector. We expect this trend of increasing commercial writings to continue by targeting selected types of risks with selected producers.
      In the commercial lines segment for 2004, we had an underwriting gain of $5.6 million, a GAAP combined ratio of 82.8%, a GAAP loss and loss adjustment expense ratio of 31.9% and a GAAP underwriting expense ratio of 50.9%, compared to an underwriting gain of $3.1 million, a GAAP combined ratio of 88.1%, a GAAP loss and loss adjustment expense ratio of 39.1% and an underwriting expense ratio of 49.0% for 2003.
      Results of our Personal Lines segment were as follows:

2004 vs. 2003 Personal Lines (PL)	2004	2003	Change	% Change

PL Direct premiums written	$24,906	$25,349	$(443)	(1.7)%
PL Net premiums written	$23,011	$22,487	$524	2.3%
PL Net premiums earned	$23,414	$21,900	$1,514	6.9%
PL Loss/ LAE expense ratio (GAAP)	76.1%	80.3%	(4.2)%
PL Expense ratio (GAAP)	44.9%	42.3%	2.6%
PL Combined ratio (GAAP)	121.0%	122.6%	(1.6)%
      In the personal lines segment for 2004, we had an underwriting loss of $4.9 million, a GAAP combined ratio of 121.0%, a GAAP loss and loss adjustment expense ratio of 76.1% and a GAAP underwriting expense ratio of 44.9%, compared to an underwriting loss of $5.0 million, a GAAP combined ratio of 122.6%, a GAAP loss and loss adjustment expense ratio of 80.3% and a GAAP underwriting expense ratio of 42.3% for 2003.
      The personal lines losses in 2004 were slightly better than in 2003, with the losses in both years heavier than usual and attributable to harsh weather conditions. After a number of winters with relatively mild weather conditions in our operating region, our first quarter of 2004, and our first and fourth quarters of 2003 suffered from unusually cold weather conditions. These conditions lead to a high frequency of losses from frozen pipes, structural collapses, and more frequent automobile losses and accidents. The homeowners loss and loss expense ratio was 82.8% in 2004 and 74.3% for 2003, and the personal automobile loss and loss expense ratio was 77.0% for 2004 and 94.5% for 2003.
      Net premiums earned for our homeowners insurance, the largest component of our personal lines segment, increased 7.4% to $13.5 million for 2004, compared to $12.6 million for 2003. The growth rate for homeowners insurance reflects the reclassification of certain homeowners risks from our preferred program to our standard program, resulting in a higher premium, as part of a general review of the homeowners program which was completed in late 2003. Premiums are higher for the standard program compared to the preferred program. The Company is preparing to seek a rate increase for the homeowners line in New Jersey, based on an MSO form, which, if approved, will result in an increase in premiums written for this line.
      Personal automobile direct written premiums, written exclusively in Pennsylvania, decreased 2.9% to $7.7 million in 2004, compared to $7.9 million for 2003. Net earned premiums for personal automobile increased by 4.4% to $7.2 million for 2004, from $6.9 million for 2003. The slight decrease in personal automobile direct premiums is attributable to a change in our underwriting guidelines, with a planned decrease in less attractive lower-tier business being replaced by more attractive higher-tier business in 2004, a trend we expect to continue with the result of overall growth in this line. Despite the increases in personal lines premiums, we will continue to focus principally on our commercial lines growth.

2004 vs. 2003 Expenses and Expense Ratio	2004	2003	Change	% Change

Amortization of DAC	$15,075	$13,413	$1,662	12.4%
As a % of net premiums earned	27.0%	28.0	(1.0)%
Other underwriting expenses	11,898	8,560	3,338	39.0%
Stock conversion expenses	—	66	(66)	N/M
Total expenses excluding losses/ LAE	$26,973	$22,039	$4,934	22.4%
Underwriting expense ratio	48.4%	45.9	2.5%

(N/ M means “not meaningful”)
      Underwriting expenses increased by $4.9 million, or 22.4%, to $27.0 million for 2004, from 2003. This increase was principally attributable to an increase in other underwriting expenses, growth in commissions resulting from higher premium volume, and increased charges relating to corporate expenses and compensation expenses, including bonuses and agents profit-sharing, which were at higher levels than in 2003. In 2004, the Company had pre-tax costs associated with Sarbanes — Oxley compliance of $832,000, for which there were no costs in 2003, pre-tax costs of $383,000 associated with grants of restricted stock, for which there were no costs in 2003, and pre-tax costs of $874,000 associated with the allocation of shares to employee participants by the ESOP for 2004, for which the 2003 pre-tax cost was $568,000.
      We are currently in the process of converting our information system. When completed, we expect some costs to moderate as implementation costs and costs associated with operating dual systems end. These reduced costs will be offset by some higher staffing costs, but we also should be positioned to expand premium volume in the near term without material incremental expense because of increased processing capacity.
      In the third quarter of 2004, we began renewing most of our New Jersey policies in our Mercer Insurance Company of New Jersey, Inc. subsidiary, thus reducing the Company’s liability for retaliatory premium taxes, which should produce, on an annual basis, approximately $800,000 in relief from such taxes.

2004 vs. 2003 Income Taxes	2004	2003	Change	% Change

Income before income taxes and minority interest in income of subsidiary	$4,356	$888	$3,468	N/M
Income taxes	1,092	174	918	N/M
Income before minority interest in income of subsidiary	$3,264	$714	$2,550	N/M
Effective tax rate	25.1%	19.6%	5.5%

(N/ M means “not meaningful”)
      Federal income tax expense was $1.1 million for 2004, an effective rate of 25.1%, compared to $174,000, an effective rate of 19.6%, in 2003. The increase in the effective tax rate in 2004 is primarily attributable to the fact that tax-exempt investment income and dividend income (which reduce the effective tax rate) represented a smaller percentage of net income in 2004 than in 2003.
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
      Consistent with our goal of increasing commercial business, we increased direct commercial multi-peril premiums written, the largest component of our commercial lines segment, by 37.8% to $18.6 million in 2003, compared to $13.5 million for 2002, and increased commercial multi-peril net premiums earned by 31.6% to $12.7 million in 2003, compared to $9.6 million for 2002.
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

	Fair
	Value on	Realized
Period of Time in an Unrealized Loss Position	Sale Date	Loss

	(In thousands)
0-6 months	$100	$6
7-12 months	245	114
More than 12 months	735	84

Total	$1,080	$204

      The equity securities sold at a loss had been expected to appreciate in value but after reevaluation were sold so that sale proceeds could be reinvested. Securities were sold due to a desire to reduce exposure to certain issuers and industries or in light of changing economic conditions.

      The following table summarizes the length of time equity securities with unrealized losses at December 31, 2003 were in an unrealized loss position:

			Length of Unrealized Loss

	Fair	Unrealized	Less than	6 to 12	Over 12
	Value	Losses	6 Months	Months	Months

	(In thousands)
Equity securities
More than 80% of cost	$1,677	$78	$74	$4	$0
Less than 80% of cost	0	0	0	0	0

Total	$1,677	$78	$74	$4	$0

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
      Underwriting expenses increased by $3.0 million, or 16.1%, to $22.0 million for 2003, from 2002. This increase was principally attributable to an increase in expenses due to higher amortization of deferred policy acquisition costs resulting from higher premium volume, and the charge of $568,000 (pre-tax) associated with the allocation of shares to employee participants by the ESOP for 2003. We are currently in the process of converting our information system. When completed, we expect some costs to moderate as conversion costs and costs associated with operating dual systems end. These reduced costs will be offset by some higher staffing costs, but we also should be positioned to expand premium volume without material incremental expense because of increased processing capacity.
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
LIQUIDITY AND CAPITAL RESOURCES
      Our insurance companies generate sufficient funds from their operations and maintain a high degree of liquidity in their investment portfolios. The primary source of funds to meet the demands of claim settlements and operating expenses are premium collections, investment earnings and maturing investments. Mercer Insurance Company in 2004 completed an expansion of its facilities in Pennington, New Jersey, at a cost of $2.9 million. These improvements are fully paid for and will not require any further use of operating cash flow.
      We are also in the process of building an information system platform that will allow our producers to conduct their business through the Internet or through the method they have historically used. As of December 31, 2004, we have spent $3.1 million on the development of this platform, which includes license fees for software used in the platform. It is anticipated to be completed in mid 2006, at an additional cost of $1.0 million. Mercer Insurance Company possesses sufficient resources for these future expenditures without incurring any debt.
      Our insurance companies maintain investment and reinsurance programs that are intended to provide sufficient funds to meet their obligations without forced sales of investments. They maintain a portion of their investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.
      The principal source of liquidity for Mercer Insurance Group will continue to be the net proceeds it retained from the Conversion stock offering, and dividend payments (when allowed by regulators) and other fees received from Mercer Insurance Company. For a period of three years after the Conversion, Mercer Insurance Company may not declare or pay any dividend to Mercer Insurance Group without the approval of the Pennsylvania Insurance Department. After this three-year period, Mercer Insurance Company will be restricted by the insurance laws of Pennsylvania as to the amount of dividends or other distributions it may pay to its holding company. Under Pennsylvania law, there is a maximum amount that may be paid by Mercer Insurance Company during any twelve-month period after notice to, but without prior approval of, the Pennsylvania Insurance Department. This limit is the greater of 10% of Mercer Insurance Company’s statutory surplus as reported on its most recent annual statement filed with the Pennsylvania Insurance Department, or the net income of Mercer Insurance Company for the period covered by such annual statement.
      If the dividend restrictions imposed on Mercer Insurance Company related to the Conversion were not in effect, then as of December 31, 2004, the amounts available for payment of dividends from Mercer Insurance Company in 2005, without the prior approval of the Pennsylvania Insurance Department would have been approximately $6.2 million.
      Prior to its payment of any dividends, Mercer Insurance Company of New Jersey, Inc. is required to provide notice of the intended dividends to the New Jersey Department of Banking and Insurance. New Jersey

law sets the maximum amount of dividends that may be paid, which amount cannot exceed the greater of 10% of Mercer Insurance Company of New Jersey, Inc.’s statutory surplus as reported on the most recent annual statement filed with New Jersey, or the net income, not including realized capital gains, for the period covered by the annual statement. The New Jersey Department has the power to limit or prohibit dividend payments if certain conditions exist. These restrictions or any subsequently imposed restrictions may affect our future liquidity. As of December 31, 2004, the amount available for payment of dividends by Mercer Insurance Company of New Jersey, Inc. to Mercer Insurance Company in 2005 without the prior approval of New Jersey Department of Banking and Insurance is approximately $1.6 million.
      As a Pennsylvania domiciled insurance company, dividends payable by Franklin Insurance Company are subject to the same formula limitation described above for Mercer Insurance Company. As of December 31, 2004, the amount available for payment of dividends from Franklin Insurance Company in 2005, without the prior approval of the Pennsylvania Insurance Department, is approximately $0.6 million.
      Total assets increased 2.6%, or $4.6 million to $180.4 million, at December 31, 2004 from December 31, 2003. Increased premium volume drove increases in premium receivables of $2.1 million, or 23%, and deferred policy acquisition costs of $627,000, or 8%. Reinsurance receivables decreased $2.5 million, or 60%, due to higher retentions under the Company’s reinsurance agreements. Investments increased $1.8 million, or 1%, to $125.1 million, and cash balances increased $939,000, or 6%. Other assets decreased $1.6 million, or 59%, to $1.1 million, principally due to a Federal Income Tax refund received in 2004.
      Total liabilities increased 3%, or $2.5 million, in 2004, to $80.0 million. Increased premium volume is primarily responsible for the increase in unearned premium reserves of $3.7 million, or 12%. Loss and loss expense reserves decreased $1.2 million, or 3%, as a result of the payment of a large number of case reserves related to claims accrued but unpaid at the end of 2003, and which related to the unusually high claims frequency experienced by the Company in late 2003.
      Total stockholders’ equity increased by $2 million, or 2%, due principally to 2004 earnings, offset in part by purchases of treasury stock in the amount of $3.1 million. Unrealized gains on the investment portfolio increased $708,000 (after tax), due principally to growth in the value of the Company’s equities portfolio.
      In connection with the Conversion, the ESOP was established, and purchased 626,111 shares from the Company in return for a note bearing interest at 4% on the principal amount of $6,261,110. Mercer Insurance Company will make annual contributions to the ESOP sufficient to repay that loan to the Company. It is anticipated that the loan will be repaid in 10 equal annual installments, and that, in proportion to annual principal and interest payments, approximately 10% of the original ESOP shares will be allocated annually to employee participants of the ESOP. An expense charge will be booked ratably during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of the Company’s stock at the time the commitment to allocate the shares is accrued and recognized. The issuance of the shares to the ESOP was fully recognized in the Additional Paid-in Capital account at Conversion, with a contra account entitled Unearned ESOP Shares established in the Stockholders’ Equity section of the balance sheet for the unallocated shares at an amount equal to their original per-share purchase price.
      Mercer Insurance Group adopted a stock-based incentive plan at its 2004 annual meeting of shareholders. Pursuant to that plan, Mercer Insurance Group may issue a total of 876,555 shares, equal to 14% of the shares of common stock that were issued in the Conversion. Of this amount, an amount equal to 4% of the shares of common stock issued in the Conversion, or 250,000 shares, may be used to make restricted stock awards under the stock-based incentive plan. The number of shares available for issuance under the plan will increase automatically each year by 1% of the number of shares outstanding at the end of the preceding year. The Company may purchase shares of its common stock in the open market and contribute those shares to the stock-based incentive plan for use in making restricted stock awards under that plan. The fair market value of any common stock used for restricted stock awards will initially represent unearned compensation. As Mercer Insurance Group accrues compensation expense to reflect the vesting of such shares, unearned compensation will be reduced accordingly. This compensation expense will be deductible for federal income tax purposes upon vesting. As described in the following paragraph, the Company undertook to repurchase shares as a partial offset to the stock incentive plan issuances. During 2004, the Company made grants of 215,000 shares of restricted stock, grants of 173,000 Incentive Stock Options, and grants of 364,700 non-qualified stock options.
      On June 16, 2004, the Company’s Board of Directors authorized the repurchase of up to 250,000 shares of its common stock, to be made from time to time in the open market or in privately negotiated transactions as, in management’s sole opinion, market conditions warranted. The repurchased shares are to be held as treasury shares available for issuance in connection with Mercer Insurance Group’s 2004 Stock Incentive Plan. As of September 30, 2004, 250,000 shares had been repurchased under this authorization for a total consideration of $3.0 million, or $11.90 per share. On October 20, 2004, the Company’s Board of Directors authorized the repurchase of an additional 250,000 shares of its common stock, under the same terms and conditions. As of March 7, 2005, all 250,000 shares authorized under the second authorization have been purchased, including 243,500 shares purchased in 2005 for $3.2 million. The total cost of repurchases under this authorization was $3.3 million, or $13.16 per share. In the aggregate, 500,000 shares have been purchased under both authorizations, for a total cost of $6.3 million, or $12.53 per share, a price accretive to the Company’s book value. The purchases were funded with available cash or short-term investments maintained in the holding company.
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
OFF BALANCE SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS
      The Company was not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles at December 31, 2004 which would give rise to previously undisclosed market, credit or financing risk.
      The Company and its subsidiaries have no significant contractual obligations at December 31, 2004, other than its insurance obligations under its policies of insurance. Projected cash disbursements pertaining to these insurance obligations, as projected at December 31, 2004, are as follows:

	Jan. 1, 2005	Jan. 1, 2006	Jan. 1, 2008	After
	to Dec. 31,	to Dec. 31,	to Dec. 31,	Dec. 31,
	2005	2007	2009	2009	Total

	(Dollars in thousands)
Property and Casualty Insurance Reserves, Net of Reinsurance	$12,602	12,399	4,706	3,258	$32,965

Total Contractual Obligations	$12,602	12,399	4,706	3,258	$32,965

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
      As of December 31, 2004, the average maturity of our fixed income investment portfolio (excluding mortgage-backed securities) was 3.7 years. Our fixed maturity investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, corporate bonds and mortgage-backed securities, most of which are exposed to changes in prevailing interest rates. We carry these investments as available for sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and board of directors and consultation with our financial advisor.
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

	As of December 31, 2004
	Market Value

	-100 Basis	No Rate	+100 Basis
	Point Change	Change	Point Change

	(In thousands)
Bonds and preferred stocks	$106,933	$103,580	$98,860
Cash and cash equivalents	16,289	16,289	16,289

Total	$123,222	$119,869	$115,149

Credit Risk
      The quality of our interest-bearing investments is generally good. 100% of our fixed maturity securities are rated investment grade.
Equity Risk
      Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. Our exposure to changes in equity prices primarily results from our holdings of common stocks, mutual funds and other equities. Our portfolio of equity securities is carried on the balance sheet at fair value. Therefore, an adverse change in market prices of these securities would result in losses. Portfolio characteristics are analyzed regularly and market risk is actively managed through a variety of techniques. In accordance with accounting principles generally accepted in the United States of America, when an equity security becomes other than temporarily impaired, we record this impairment as a charge against earnings. For the year ended December 31, 2004, we recorded pre-tax charges of $15,000 for an individual equity security that we concluded was other than temporarily impaired, and sold in early 2005.
      Company and industry concentrations are monitored by the Board of Directors. At December 31, 2004, Mercer Insurance Company’s equity portfolio made up 19.5% of the Company’s total investment portfolio, and was relatively concentrated in terms of the number of issuers and industries. At December 31, 2004, Mercer Insurance Company’s top ten equity holdings represented $8.2 million or 33.5% of the equity portfolio.

Investments in the financial sector represented 30.4% while investments in pharmaceutical companies, conglomerates and information technology companies represented 4.0%, 7.8% and 7.9%, respectively, of the equity portfolio at December 31, 2004. Such concentration can lead to higher levels of short-term price volatility. Due to our long-term investment focus, we are not as concerned with short-term volatility as long as our insurance subsidiaries’ ability to write business is not impaired. The table below summarizes the Company’s equity price risk and shows the effect of a hypothetical 20% increase and a 20% decrease in market prices as of December 31, 2004. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

		Estimated Fair	Hypothetical
Estimated Fair		Value After	Percentage Increase
Value of Equity		Hypothetical	(Decrease) in
Securities at	Hypothetical	Change in	Stockholders’
12/31/04	Price Change	Prices	Equity(1)

(In thousands)
$24,447	20% increase	$29,336	3.2%
$24,447	20% decrease	$19,558	(3.2)%

(1)	Net of tax

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Mercer Insurance Group, Inc. and Subsidiaries:
      We have audited the accompanying consolidated balance sheets of Mercer Insurance Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercer Insurance Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Mercer Insurance Group, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/     KPMG LLP
Philadelphia, Pennsylvania
March 16, 2005

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2004 and 2003

	2004	2003

	(Dollars in thousands,
	except share amounts)
ASSETS
Investments, at fair value:
Fixed-income securities, available for sale, at fair value (cost $101,102 and $46,282, respectively)	$100,657	$46,277
Equity securities, at fair value (cost $16,145 and $15,866 respectively)	24,447	22,656
Short-term investments, at cost, which approximates fair value	—	54,396

Total investments	125,104	123,329
Cash and cash equivalents	16,289	15,350
Premiums receivable	11,217	9,096
Reinsurance receivables	1,683	4,159
Prepaid reinsurance premiums	1,573	1,614
Deferred policy acquisition costs	8,014	7,387
Accrued investment income	1,044	596
Property and equipment, net	9,718	6,944
Goodwill	4,673	4,673
Other assets	1,112	2,727

Total assets	$180,427	175,875

LIABILITIES AND EQUITY
Liabilities:
Losses and loss adjustment expenses	$36,028	$37,261
Unearned premiums	34,007	30,329
Accounts payable and accrued expenses	7,739	7,937
Other reinsurance balances	10	81
Other liabilities	1,089	1,228
Deferred income taxes	1,146	713

Total liabilities	80,019	77,549

Stockholders’ Equity:
Preferred stock, no par value, authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value, authorized 15,000,000 shares, issued 7,060,733 shares, outstanding 6,344,844 and 6,282,233 shares	—	—
Additional paid-in capital	67,651	64,871
Accumulated other comprehensive income:
Unrealized gains in investments, net of deferred income taxes	5,186	4,478
Retained Earnings	37,876	34,612
Unearned restricted stock compensation	(2,242)	—
Unearned ESOP shares	(5,009)	(5,635)
Treasury stock, 256,500 and -0- shares	(3,054)	—

Total stockholders’ equity	100,408	98,326

Total liabilities and stockholders’ equity	$180,427	$175,875

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
Years ended December 31, 2004, 2003, and 2002

	2004	2003	2002

	(Dollars in thousands, except
	per share data)
Revenue:
Net premiums earned	$55,784	$47,864	$40,454
Investment income, net of expenses	2,841	1,707	2,061
Net realized investment gains (losses)	484	703	(220)
Other revenue	358	386	329

Total revenue	59,467	50,660	42,624

Expenses:
Losses and loss adjustment expenses	28,138	27,733	20,067
Amortization of deferred policy acquisition costs (related party amounts of $1,775, $1,198 and $955, respectively)	15,075	13,413	10,953
Other expenses	11,898	8,560	7,974
Stock conversion expenses	—	66	95

Total expenses	55,111	49,772	39,089

Income before income taxes and minority interest in income of subsidiary	4,356	888	3,535
Income taxes	1,092	174	1,155

Income before minority interest in income of subsidiary	3,264	714	2,380
Minority interest in income of subsidiary	—	(131)	(138)

Net income	$3,264	$583	$2,242

		For the Period
		December 16
		through
		December 31,
		2003

Net loss after conversion		$(477)
Net income per common share:
Basic	$0.52	$(0.08)	N/A
Diluted	$0.51	$(0.08)	N/A
See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2004, 2003, and 2002

				Accumulated		Unearned
			Additional	other		Restricted	Uearned
	Preferred	Common	Paid-in	Comprehensive	Retained	Stock	ESOP	Treasury
	Stock	Stock	Capital	Income	Earnings	Compensation	Shares	Stock	Total

				(Dollars in thousands)
Balance, December 31, 2001	$—	—	$—	$3,610	$31,787	$—	—	—	$35,397
Net income					2,242				2,242
Unrealized (losses) on securities:
Unrealized holding (losses) arising during period, net of related income tax (benefit) of $(395)				(767)					(767)
Less reclassification adjustment for losses included in net income, net of related income tax benefit of $75				145					145

Other comprehensive loss									(622)

Comprehensive income									1,620

Balance, December 31, 2002	$—	—	$—	$2,988	$34,029	$—	—	—	$37,017
Net income					583				583
Unrealized gains on securities:
Unrealized holding gains arising during period, net of related income tax expense of $1,006				1,954					1,954
Less reclassification adjustment for (gains) included in net income, net of related income tax (expense) of $(239)				(464)					(464)

Other comprehensive income									1,490

Comprehensive income									2,073

Issuance of common stock			64,871						64,871
Unearned ESOP shares							(6,261)		(6,261)
ESOP shares committed							626		626

Balance, December 31, 2003	$—	—	$64,871	$4,478	$34,612	$—	(5,635)	—	$98,326
Net income					3,264				3,264
Unrealized gains on securities:
Unrealized holding gains arising during period, net of related income tax expense of $529				1,028					1,028
Less reclassification adjustment for (gains) included in net income, net of related income tax (expense) of $(164)				(320)					(320)

Other comprehensive income									708

Comprehensive income									3,972

Unearned restricted stock compensation			2,625			(2,625)
Amortization of restricted stock compensation						383			383
ESOP shares committed			155				626		781
Treasury stock purchased								(3,054)	(3,054)

Balance, December 31, 2004	$—	—	$67,651	$5,186	$37,876	$(2,242)	(5,009)	(3,054)	$100,408

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2004, 2003, and 2002

	2004	2003	2002

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$3,264	$583	$2,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	1,472	1,301	819
Net amortization of premium or (accretion of discount)	346	(61)	(208)
Amortization of restricted stock compensation	383	—	—
ESOP share commitment	781	778	—
Net realized investment (gains) losses	(484)	(703)	220
Deferred income tax	68	1,364	(58)
Change in assets and liabilities:
Premiums receivable	(2,121)	(1,975)	(1,890)
Reinsurance receivables	2,476	(670)	1,804
Prepaid reinsurance premiums	41	(468)	(357)
Deferred policy acquisition costs	(627)	(1,604)	(821)
Other assets	1,167	(1,797)	(650)
Losses and loss expenses	(1,233)	5,913	289
Unearned premiums	3,678	5,406	4,375
Other	(409)	(68)	1,396

Net cash provided by operating activities	8,802	7,999	7,161

Cash flows from investing activities:
Purchase of fixed income securities, available for sale	(82,036)	(24,325)	(35,444)
Purchase of equity securities	(3,464)	(6,951)	(6,240)
Sale (Purchase) of short-term investments, net	54,396	(54,396)	—
Sale and maturity of fixed income securities, available for sale	26,773	26,621	32,371
Sale of equity securities	3,775	8,298	3,528
Purchase of property and equipment, net	(4,253)	(2,531)	(3,299)

Net cash used in investing activities	(4,809)	(53,284)	(9,084)

Cash flows from financing activities:
Purchase of treasury stock	(3,054)	—	—
Proceeds from issuance of capital stock	—	53,434	—
Proceeds from sale of securities in subsidiary to minority interest shareholder	—	—	689

Net cash (used in) provided by financing activities	(3,054)	53,434	689

Net increase (decrease) in cash and cash equivalents	939	8,149	(1,234)
Cash and cash equivalents at beginning of period	15,350	7,201	8,435

Cash and cash equivalents at end of period	$16,289	$15,350	$7,201

Cash paid (received) during the year for:
Interest	$52	$39	$33
Income taxes	(922)	150	1,605
See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands)

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Description of Business
      Mercer Insurance Group, Inc. and Subsidiaries (collectively, the Group) includes Mercer Insurance Company (MIC), its subsidiaries Queenstown Holding Company, Inc. (QHC) and BICUS Services Corporation (BICUS), QHC’s subsidiary Mercer Insurance Company of New Jersey, Inc. (MICNJ), and Franklin Holding Company, Inc. (FHC). Mercer Insurance Group, Inc. (MIG) is a holding company owning all the outstanding shares of MIC, the company resulting from the conversion of Mercer Mutual Insurance Company from the mutual to the stock form of ownership on December 15, 2003 (“the Conversion”). On June 1, 2002, FHC was added to the Group when MIC purchased a 49% controlling interest in FHC and its wholly owned insurance subsidiary, Franklin Insurance Company (FIC) (note 12). The remaining 51% of FHC was purchased by MIG in conjunction with the Conversion. The companies in the Group are operated under common management. The Group provides property and casualty insurance to both individual and commercial customers in New Jersey and Pennsylvania. The Group’s business activities can be separated into three operating segments, which include commercial lines of insurance, personal lines of insurance and the investment function. The commercial lines of business consist primarily of multi-peril and general liability coverage. These two commercial lines represented 32% and 14%, respectively, of the Group’s net premiums written in 2004. The personal lines of business consist primarily of homeowners and private passenger automobile insurance. These two personal lines represented 23% and 12%, respectively, of net written premiums in 2004.

(b)	Consolidation Policy and Basis of Presentation
      The consolidated financial statements include the accounts of each member of the Group since the date of acquisition. The insurer affiliates within the Group participate in a reinsurance pooling arrangement (the Pool) whereby each insurer affiliate’s underwriting results are combined and distributed proportionately to each participant. Each insurer’s share in the Pool is based on their respective statutory surplus as of the beginning of each year. The effects of the Pool as well as all other significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which differ in some respects from those followed in reports to insurance regulatory authorities.

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

(d)	Concentration of Risk
      Mercer’s business is subject to concentration risk with respect to both gross revenue and geographic concentration. Approximately 24%, 24% and 22% of the Company’s direct premiums written were produced in 2004, 2003 and 2002, respectively, by two agents, including one who is a related party (see Note 16 for information about related party transactions). In addition, the Company’s operating territory is limited to New Jersey and Pennsylvania, with 78%, 77%, and 77% of direct premiums written attributable to New Jersey for 2004, 2003, and 2002, respectively, and the balance attributable to Pennsylvania. Consequently, changes in

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
production by these two agents or in the New Jersey or Pennsylvania legal, regulatory or economic environment could adversely affect the Company.

(e)	Investments
      Due to periodic shifts in the portfolio arising from income tax and asset-liability matching, as well as securities markets and economic factors, management considers the entire portfolio of fixed-income securities as available for sale. Fixed-income securities available for sale and equity securities are stated at fair value with changes in fair value, net of deferred income tax, reflected in stockholders’ equity as accumulated other comprehensive income. Realized gains and losses are determined on the specific identification basis. A decline in the market value of an investment below its cost that is deemed other than temporary is charged to earnings. The model used to determine anticipated prepayment assumptions for mortgage-backed securities uses separate home sale, refinancing, curtailment, and full pay-off components, derived from a variety of industry sources and created by the Company’s fixed income securities manager.
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

(f)	Cash, Cash Equivalents and Short-term Investments
      Cash, cash equivalents, and short-term investments are carried at cost which approximates fair value. The Group considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

(g)	Fair Values of Financial Instruments
      The Group has used the following methods and assumptions in estimating its fair values:
      Investments — The fair values for fixed-income securities available for sale are based on quoted market prices, when available. If not available, fair values are based on values obtained from investment brokers. Fair values for marketable equity securities are based on quoted market prices and on statutory equity for the security indicated below.
      The fair value of an equity security in a reinsurance company is estimated based on statutory book value because the security is not traded and because of restrictions placed on the investors. After receipt of a bona fide offer to purchase this security, the stock must first be offered to the investee or its other shareholders at the lower of statutory book value or the offered price. The investee also has the ability to determine that the potential purchaser is not appropriate and void such an offer. The carrying value of this investment was $1,116 and $1,203 at December 31, 2004 and 2003, respectively.
      Cash, cash equivalents, and short-term investments — The carrying amounts reported in the balance sheet for these instruments approximate their fair values.
      Premium and reinsurance receivables — The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

(h)	Reinsurance
      The Group cedes insurance to, and assumes insurance from, unrelated insurers to limit its maximum loss exposure through risk diversification. Ceded reinsurance receivables and unearned premiums are reported as assets; loss and loss adjustment expense reserves are reported gross of ceded reinsurance credits. Premiums receivable is recorded gross of ceded premiums payable.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(i)	Deferred Policy Acquisition Costs
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

(j)	Property and Equipment
      Property and equipment are carried at cost less accumulated depreciation calculated on the straight-line basis. Property is depreciated over useful lives generally ranging from five to forty years. Equipment is depreciated over three to ten years.

(k)	Premium Revenue
      Premiums include direct writings plus reinsurance assumed less reinsurance ceded to other insurers and are recognized as revenue over the period that coverage is provided using the monthly pro-rata method. Unearned premiums represent that portion of premiums written that are applicable to the unexpired terms of policies in force.

(l)	Losses and Loss Adjustment Expenses
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
      Management believes that the liabilities for losses and loss adjustment expenses at December 31, 2004 are adequate to cover the ultimate net cost of losses and claims to date, but these liabilities are necessarily based on estimates, and the amount of losses and loss adjustment expenses ultimately paid may be more or less than such estimates. Changes in the estimates for losses and loss adjustment expenses are recognized in the period in which they are determined.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(m)	Stock-Based Compensation
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

	Years Ended December 31,

	2004	2003(1)	2002

	(In thousands, except
	per share data)
Net income, as reported	$3,264	(477)	N/A
Plus: Stock-based employee compensation expense included in reported net income, net of related tax effects	253	—	N/A
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(538)	—	N/A
Pro forma net income	$2,979	(477)	N/A
Basic earnings per share:
As reported	$0.52	(0.08)	N/A
Pro forma	$0.48	N/A	N/A
Diluted earnings per share:
As reported	$0.51	(0.08)	N/A
Pro forma	$0.47	N/A	N/A

(1)	For 2003, earnings and earnings per share are presented for the post-conversion period of December 16 to December 31, 2003. See footnote (13), Earnings Per Share, for further information.
      See Note 1(p) below, “New Accounting Pronouncements” for further information about the Group’s adoption of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

(n)	Income Taxes
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

(o)	Goodwill
      Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Group determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
unit in a manner similar to a purchase price allocation, in accordance with Statement No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Group has only one reporting unit with goodwill. The Group performed the annual impairment tests as of December 31, 2004 and 2003, and the results indicated that the fair value of the reporting unit exceeded its carrying amount.

(p)	New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payments,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the first interim or annual period beginning after June 15, 2005. The impact of adopting SFAS No. 123(R) on net income and earnings per share is not currently expected to be materially different from the pro forma amounts included in note 1(m) above, which includes all share-based payment transactions through December 31, 2004. The impact that any future share-based payment transactions will have on our financial position or results of operations is not yet known.

(2)	INVESTMENTS
      Net investment income, net realized investment gains (losses), and change in unrealized gains (losses) on investment securities are as follows.
      Net investment income and net realized investment gains (losses):

	2004	2003	2002

Investment income:
Fixed income securities	$3,284	2,120	2,346
Equity securities	673	466	470
Cash and cash equivalents	294	100	170
Other	104	105	24

Gross investment income	4,355	2,791	3,010
Less investment expenses	1,514	1,084	949

Net investment income	2,841	1,707	2,061

Realized gains (losses):
Fixed income securities	(97)	186	281
Equity securities	590	517	(501)
Other	(9)	—	—

Net realized gains (losses)	484	703	(220)

Net investment income and net realized investment gains	$3,325	2,410	1,841

      Investment expenses include salaries, counseling fees, and other miscellaneous expenses attributable to the maintenance of investment activities.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The changes in unrealized (losses) gains of securities are as follows:

	2004	2003	2002

Fixed-income securities	$(440)	(922)	1,614
Equity securities	1,512	3,155	(2,532)

	$1,072	2,233	(918)

      The cost and estimated fair value of available-for-sale investment securities at December 31, 2004 and 2003 are shown below.

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost(1)	Gains	Losses	Value

2004
Fixed-income securities, available for sale:
U.S. government and government agencies	$17,870	33	203	17,700
Obligations of states and political subdivisions	35,801	165	221	35,745
Industrial and miscellaneous	16,896	28	143	16,781
Mortgage-backed securities	30,535	71	175	30,431

Total fixed maturities	101,102	297	742	100,657

Equity securities:
At market value	16,051	7,293	13	23,331
At estimated value	94	1,022	—	1,116

Total equity securities	16,145	8,315	13	24,447

Total available for sale	$117,247	8,612	755	125,104

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost(1)	Gains	Losses	Value

2003
Fixed-income securities, available for sale:
U.S. government and government agencies	$38,974	290	438	38,826
Obligations of states and political subdivisions	5,083	168	16	5,235
Industrial and miscellaneous	2,157	7	17	2,147
Mortgage-backed securities	68	1	—	69

Total fixed maturities	46,282	466	471	46,277

Equity securities:
At market value	15,772	5,759	78	21,453
At estimated value	94	1,109	—	1,203

Total equity securities	15,866	6,868	78	22,656

Total available for sale	$62,148	7,334	549	68,933

(1)	Original cost of equity securities; original cost of fixed-income securities adjusted for amortization of premium and accretion of discount.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The estimated fair value and unrealized loss for securities in a temporary unrealized loss position as of December 31, 2004 are as follows:

	Less than 12 Months		12 Months or Longer		Total

	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$6,707	$55	$5,610	$148	$12,317	$203
Obligations of states and political subdivisions	6,290	210	1,095	11	7,385	221
Corporate securities	11,868	135	1,371	8	13,239	143
Mortgage-backed securities	17,441	175	—	—	17,441	175

Total fixed maturities	42,306	575	8,076	167	50,382	742

Total equity securities	498	13	—	—	498	13

Total securities in a temporary unrealized loss position	$42,804	$588	$8,076	$167	$50,880	$755

      The unrealized losses on fixed maturity investments with unrealized losses for less than twelve months were primarily due to changes in the interest rate environment. At December 31, 2004, the Group has sixteen fixed maturity securities with unrealized losses for more than twelve months. Of the sixteen securities with unrealized losses for more than twelve months, thirteen of them have fair values of no less than 96% of cost, and the other three securities have a fair value greater than 94% of cost. The Group believes these declines are temporary.
      There are three equity securities that are in an unrealized loss position at December 31, 2004. All three securities have been in an unrealized loss position for less than six months. The Group believes these declines are temporary.
      The estimated fair value and unrealized loss for securities in a temporary unrealized loss position as of December 31, 2003 are as follows:

	Less than 12 Months		12 Months or Longer		Total

	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$16,715	$399	$4,431	$39	$21,146	$438
Obligations of states and political subdivisions	481	16	—	—	481	16
Corporate securities	1,033	17	—	—	1,033	17
Mortgage-backed securities	5	—	8	—	13	—

Total fixed maturities	18,234	432	4,439	39	22,673	471

Total equity securities	1677	78	—	—	1,677	78

Total securities in a temporary unrealized loss position	$19,911	$510	$4,439	$39	$24,350	$549

      The unrealized losses on fixed maturity investments with unrealized losses for less than twelve months were primarily due to changes in the interest rate environment. The Group has twelve fixed maturity securities

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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
      The amortized cost and estimated fair value of fixed-income securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value

Due in one year or less	$65	65
Due after one year through five years	18,772	18,661
Due after five years through ten years	39,864	39,708
Due after ten years	11,866	11,792

	70,567	70,226
Mortgage-backed securities	30,535	30,431

	$101,102	100,657

      The gross realized gains and losses on investment securities are as follows:

	2004	2003	2002

Gross realized gains	$1,037	1,396	703
Gross realized losses	(553)	(693)	(923)

	$484	703	(220)

      The gross realized investment losses included write-downs for the other than temporary impairment of securities totaling $15, $454, and $647 for the years ended 2004, 2003 and 2002, respectively.
      Proceeds from the sales of available-for-sale securities were $30,548, $34,919, and $35,594 in 2004, 2003, and 2002, respectively.
      Accumulated other comprehensive income included deferred income taxes of $2,671 and $2,306 applicable to net unrealized investment gains at December 31, 2004 and 2003, respectively.
      The amortized cost of invested securities on deposit with regulatory authorities at December 31, 2004 and 2003 was $201 and $202, respectively.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(3)	DEFERRED POLICY ACQUISITION COSTS
      Changes in deferred policy acquisition costs are as follows:

	2004	2003	2002

Balance, January 1	$7,387	5,783	4,962
Acquisition costs deferred	15,702	15,017	11,774
Amortization charged to earnings	(15,075)	(13,413)	(10,953)

Balance, December 31	$8,014	7,387	5,783

(4)	PROPERTY AND EQUIPMENT
      Property and equipment was as follows:

	2004	2003

Home office:
Land	$423	423
Buildings and improvements	7,145	4,691
Furniture, fixtures, and equipment	8,816	7,050

	16,384	12,164
Accumulated depreciation	(6,666)	(5,220)

	$9,718	6,944

(5)	LIABILITIES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES
      Activity in the liabilities for losses and loss adjustment expenses is summarized as follows:

	2004	2003	2002

Balance, January 1	$37,261	31,348	31,059
Less reinsurance recoverable on unpaid losses and loss expenses	(5,036)	(4,150)	(5,425)

Net balance at January 1	32,225	27,198	25,634

Incurred related to:
Current year	29,024	28,329	22,211
Prior years	(886)	(596)	(2,144)

Total incurred	28,138	27,733	20,067

Paid related to:
Current year	14,626	13,866	11,128
Prior years	12,772	8,840	7,375

Total paid	27,398	22,706	18,503

Net balance, December 31	32,965	32,225	27,198
Plus reinsurance recoverable on unpaid losses and loss expenses	3,063	5,036	4,150

Balance at December 31	$36,028	37,261	31,348

      As a result of changes in estimates of insured events in prior years, the liabilities for losses and loss adjustment expense decreased by $886, $596, and $2,144, in 2004, 2003, and 2002, respectively. These

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
redundancies are primarily concentrated in the commercial automobile, commercial multi-peril, and other liability lines in 2004, the commercial multi-peril and workers’ compensation lines in 2003, and the commercial multi-peril and other liability lines in 2002.

(6)	REINSURANCE
      The Group has geographic exposure to catastrophe losses in its operating region. Catastrophes can be caused by various events including hurricanes, windstorms, earthquakes, hail, explosion, severe weather, and fire. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas. However, hurricanes and earthquakes may produce significant damage in large, heavily populated areas. The Group generally seeks to reduce its exposure to catastrophe through individual risk selection and the purchase of catastrophe reinsurance.
      In the ordinary course of business, the Group seeks to limit its exposure to loss on individual claims and from the effects of catastrophes by entering into reinsurance contracts with other insurance companies. Reinsurance is ceded on excess of loss and pro-rata bases with the Group’s retention in 2004 not exceeding $500, and in 2003 and 2002 not exceeding $300 per occurrence. Insurance ceded by the Group does not relieve its primary liability as the originating insurer. The Group also assumes reinsurance from other companies on a pro-rata basis.
      The effect of reinsurance with unrelated insurers on premiums written and earned is as follows:

	2004	2003	2002

Premiums written:
Direct	$65,790	61,152	50,858
Assumed	2,133	1,613	808
Ceded	(8,419)	(9,963)	(7,195)

Net	$59,504	52,802	44,471

Premiums earned:
Direct	$62,415	56,047	46,625
Assumed	1,829	1,312	666
Ceded	(8,460)	(9,495)	(6,837)

Net	$55,784	47,864	40,454

      The effect of reinsurance on unearned premiums as of December 31, 2004 and 2003 is as follows:

	2004	2003

Direct	$33,060	29,685
Assumed	947	644

	$34,007	30,329

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The effect of reinsurance on the liability for losses and loss adjustment expenses, and on losses and loss adjustment expenses incurred is as follows:

	2004	2003

Liabilities:
Direct	$33,433	35,361
Assumed	2,595	1,900

	$36,028	37,261

	2004	2003	2002

Losses and loss expenses incurred:
Direct	$26,464	29,861	20,388
Assumed	1,565	582	415
Ceded	109	(2,710)	(736)

Net	$28,138	27,733	20,067

      The Group performs credit reviews of its reinsurers, focusing on financial stability. To the extent that a reinsurer may be unable to pay losses for which it is liable under the terms of a reinsurance agreement, the Group is exposed to the risk of continued liability for such losses. At December 31, 2004, one independent reinsurer accounted for approximately $1,000 of amounts recoverable for paid and unpaid losses and loss adjustment expenses.

(7)	RETIREMENT PLANS AND DEFERRED COMPENSATION PLAN
      The Group maintains a 401(k) qualified retirement savings plan covering substantially all employees. Benefits are based on an employee’s annual compensation, with new employees participating after a one-year waiting period. The Group matches a percentage of each employees’ pre-tax contribution and also contributes an amount equal to 2% of each employee’s annual compensation. Deferral amounts in excess of the qualified plan limitations, as well as Company contributions on such compensation, are funded into a nonqualified plan benefiting affected individuals. The cost for these benefits was $134, $135, and $119 for 2004, 2003, and 2002, respectively. In addition, the Company makes a discretionary contribution of up to 5% each year , based on Company profitability, to both the qualified 401(k) plan, and, where applicable, to the nonqualified plan. The cost for this portion of the retirement plan was $255, $223, and $181 for 2004, 2003, and 2002, respectively.
      The Group also maintains a nonqualified unfunded retirement plan for its directors. The plan provides for monthly payments for life upon retirement, with a minimum payment period of ten years. The expense for this plan amounted to $111, $102, and $93, for 2004, 2003, and 2002 respectively. Costs accrued under this plan amounted to $704 and $627 at December 31, 2004 and 2003, respectively.
      The Group also maintains a deferred compensation plan for its directors and officers. Under the plan, participants may elect to defer receipt of all or a portion of their fees or salary amounts. Amounts deferred, together with accumulated earnings, are distributed either as a lump sum or in installments over a period of not greater than ten years. Deferred compensation, including accumulated earnings, amounted to $888 and $749 at December 31, 2004 and 2003, respectively.
      The Group has purchased Company-owned life insurance covering key individuals. The Group’s cost, net of increases in cash surrender value, for the Company-owned life insurance was $5, $32, and $133 for the years ended December 31, 2004, 2003, and 2002, respectively. The cash surrender value of the Company-owned life insurance totaled $767 and $597 at December 31, 2004 and 2003, respectively, and is included in other assets.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      In conjunction with the Conversion described in note 1, the Group established an Employee Stock Ownership Plan (ESOP) and issued 626,111 shares to the ESOP at the Conversion offering price. The ESOP signed a promissory note in the amount of $6,261 to purchase the shares, which is due in 10 equal annual installments including interest at 4%. Shares purchased are held in a suspense account for allocation among participating employees as the loan is repaid, and are allocated to participants based on compensation as described in the plan. During 2004, 62,611 shares were allocated to employee participants, with an equal number of shares allocated to employee participants in the period December 16, 2003 to December 31, 2003. Compensation expense equal to the fair value of the shares allocated is recognized ratably over the period that the shares are committed to be allocated to the employees. In 2004 and 2003 the Group recognized compensation expense of $874 and $568, respectively, related to the ESOP. As of December 31, 2004, the cost of the 500,889 shares issued to the ESOP but not yet allocated to its employee participants is classified within equity as unearned ESOP shares.

(8)	FEDERAL INCOME TAXES
      The tax effect of significant temporary differences that give rise to the Group’s net deferred tax asset (liability) as of December 31, is as follows:

	2004	2003

Net unearned premiums	$2,241	1,978
Net loss reserve discounting	1,505	1,499
Compensation and benefits	702	478
Net operating loss carryforwards	227	362
Impairment of investments	77	130
Other	37	69

Deferred tax assets	4,789	4,516

Deferred policy acquisition costs	2,725	2,512
Unrealized gain on investments	2,671	2,306
Depreciation	401	323
Other	138	88

Deferred tax liabilities	5,935	5,229

Net deferred liability	$(1,146)	(713)

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes it is more likely than not the Group will realize the benefits of the deferred tax assets at December 31, 2004 and 2003.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Actual income tax expense differed from expected tax expense, computed by applying the United States federal corporate income tax rate of 34% to income before income taxes, as follows:

	2004	2003	2002

Expected tax expense	$1,481	302	1,202
Tax-exempt interest	(294)	(64)	(135)
Dividends received deduction	(135)	(93)	(94)
Non-deductible ESOP expense	52	—	—
Company-owned life insurance	2	11	45
Other	(14)	18	137

Income tax expense	$1,092	174	1,155

      The components of the provision for income taxes are as follows:

	2004	2003	2002

Current	$1,024	(1,190)	1,213
Deferred	68	1,364	(58)

Income tax expense	$1,092	174	1,155

      At December 31, 2004, the Group’s subsidiary FHC has net operating loss carryforwards available to offset future federal taxable income as follows:

Expires
2020	$537
2021	131

$668

      The utilization of the above net operating losses is subject to an annual limitation of approximately $379 per year.

(9)	SEGMENT INFORMATION
      The Group markets its products through independent insurance agents, which sell commercial lines of insurance to small to medium-sized businesses and personal lines of insurance to individuals.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Financial data by segment is as follows:

	2004	2003	2002

Revenues:
Net premiums earned:
Commercial lines	$32,370	$25,964	$20,088
Personal lines	23,414	21,900	20,366

Total net premiums earned	55,784	47,864	40,454
Net investment income	2,841	1,707	2,061
Realized investment gains (losses)	484	703	(220)
Other	358	386	329

Total revenues	$59,467	$50,660	$42,624

Income before income taxes:
Underwriting income (loss):
Commercial lines	$5,582	$3,109	$2,892
Personal lines	(4,909)	(4,951)	(1,432)

Total underwriting income (loss)	673	(1,842)	1,460
Net investment income	2,841	1,707	2,061
Realized investment gains (losses)	484	703	(220)
Other	358	320	234

Income before income taxes and minority interest in income of subsidiary	$4,356	$888	$3,535

      Assets are not allocated to the commercial and personal lines, and are reviewed in total by management for purposes of decision making.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(10)	RECONCILIATION OF STATUTORY FILINGS TO AMOUNTS REPORTED HEREIN
      A reconciliation of the Group’s statutory net income and surplus to the Group’s net income and stockholder’s equity, under U.S. generally accepted accounting principles (GAAP), is as follows:

	2004	2003	2002

Net income:
Statutory net income	$2,898	632	1,292
Deferred policy acquisition costs	627	1,604	821
Deferred federal income taxes	(68)	(1,364)	58
Minority interest in income of subsidiary	—	(131)	(138)
Parent holding company loss	(238)	(20)	—
Other	45	(138)	209

GAAP net income	$3,264	583	2,242

Surplus:
Statutory surplus	$61,990	58,338
Deferred policy acquisition costs	8,014	7,387
Deferred federal income taxes	(4,223)	(3,504)
Nonadmitted assets	3,043	2,493
Unrealized loss on fixed-income securities	(444)	(5)
Parent company	31,366	33,557
Other	662	60

GAAP stockholders’ equity	$100,408	98,326

      The Group’s insurance companies are required to file statutory financial statements with various state insurance regulatory authorities. Statutory financial statements are prepared in accordance with accounting principles and practices prescribed or permitted by the various states of domicile. Prescribed statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (NAIC). Furthermore, the NAIC adopted the Codification of Statutory Accounting Principles effective January 1, 2001. The codified principles are intended to provide a comprehensive basis of accounting recognized and adhered to in the absence of conflict with, or silence of, state statutes and regulations. The effects of such do not affect financial statements prepared under U.S. generally accepted accounting principles.
      The Group’s insurance companies are required by law to maintain a certain minimum surplus on a statutory basis, and are subject to risk-based capital requirements and to regulations under which payment of a dividend from statutory surplus is restricted and may require prior approval of regulatory authorities. A condition imposed in connection with the approval by the Pennsylvania Department of Insurance of the Conversion is that for a period of three years after the Conversion, Mercer Insurance Company may not declare or pay any dividend to Mercer Insurance Group without the approval of the Pennsylvania Insurance Department. After this three-year period, Mercer Insurance Company will be restricted by the insurance laws of Pennsylvania as to the amount of dividends or other distributions it may pay to its holding company. Under Pennsylvania law, there is a maximum amount that may be paid by Mercer Insurance Company during any twelve-month period after notice to, but without prior approval of, the Pennsylvania Insurance Department. This limit is the greater of 10% of Mercer Insurance Company’s statutory surplus as reported on its most recent annual statement filed with the Pennsylvania Insurance Department, or the net income of Mercer Insurance Company for the period covered by such annual statement. If the dividend restrictions imposed on

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Mercer Insurance Company related to the Conversion were not in effect, then as of December 31, 2004, the amounts available for payment of dividends from Mercer Insurance Company in 2005, without the prior approval of the Pennsylvania Insurance Department would have been approximately $6.2 million.

(11)	CONVERSION COSTS
      On December 15, 2003, MIC converted from a mutual form of ownership to a stock form of ownership. The Group incurred expenses of $66 and $95 in 2003 and 2002, respectively, in the mutual to stock conversion.

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
      Prior to the acquisition of the remaining 51% in FHC, the Group consolidated FHC as it had a controlling interest in the subsidiary as evidenced by the following: MIC had control of the Board of Directors of FHC (seven of nine board members of FHC were on the board of MIC), MIC had common management with FHC and the ability to direct the policies and management that guide the ongoing activities and all substantive decision making of FHC, and MIC had the option to purchase the remaining stock of FHC. In addition, FHC and MIC entered into a reinsurance pooling agreement in connection with the acquisition whereby 100% of the direct business of FHC is ceded to MIC. MIC then retrocedes a percentage of the combined business to FHC. The effect of this agreement subsequent to the acquisition was eliminated in consolidation. The Group’s investment in FHC including common stock, options to purchase common equity, and preferred stock was eliminated in consolidation.
      On December 15, 2003, at the time of the Conversion, the Group acquired the remaining minority interest in FHC in exchange for 502,525 shares of Group. Additional goodwill of $1,797 was recorded at the time the minority interest was acquired.
      The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003

Balance beginning of year	$4,673	$2,876
Goodwill on the purchase of the remaining minority interest in FHC	—	1,797

Balance end of year	$4,673	$4,673

(13)	EARNINGS PER SHARE
      As described in Note 1, the Conversion resulted in the issuance of common shares of the Group on December 15, 2003. Earnings per share for 2003 are computed by dividing net income for the period subsequent to the Conversion (December 16, 2003 to December 31, 2003) by the weighted average number of common shares outstanding for the period. There were no dilutive potential common shares outstanding during this 2003 period.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The computation of basic and diluted earnings per share is as follows:

	Year/ Period Ended December 31

	2004	2003	2002

	(Dollars in thousands, except
	per share data)
Numerator for basic and diluted earnings per share:
Net income	$3,264	(477)	N/A

Denominator for basic earnings per share – weighted-average shares outstanding	6,236,163	6,252,884	N/A
Effect of stock incentive plans	117,570	0	N/A

Denominator for diluted earnings per share	6,353,733	6,252,884	N/A

Basic earnings per share	$0.52	(0.08)	N/A

Diluted earnings per share	$0.51	(0.08)	N/A

(14)	STOCK-BASED COMPENSATION
      Mercer has accounts for its stock based compensation plans under Accounting Principles Board (APB) opinion no. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under Statement of Financial Accounting Standards (SFAS) No. 123 (as amended by SFAS No. 148), Accounting for Stock Based Compensation,” the Company has adopted the pro forma footnote disclosure-only provisions. See Note 1(m) for the pro forma effect on net income and earnings per share as if the Company had adopted FAS 123. See Note 1(p), “New Accounting Pronouncements” for further information regarding adoption of SFAS 123(R), “Share-Based Payment”.
      The Company adopted the Mercer Insurance Group, Inc. 2004 Stock Incentive Plan (the Plan) on June 16, 2004. Awards under the Plan may be made in the form of incentive stock options, nonqualified stock options, restricted stock or any combination to employees and non-employee Directors. The Plan limits to 250,000 the number of shares that may be awarded as restricted stock, and to 500,000 the number of shares for which incentive stock options may be granted. The total number of shares authorized in the plan is 876,555 shares, with an annual increase equal to 1% of the shares outstanding at the end of the previous year. The Plan provides that stock options and restricted stock awards may include vesting restrictions and performance criteria at the discretion of the Compensation Committee of the Board of Directors. The term of options may not exceed ten years for incentive stock options, and ten years and 1 month for nonqualified stock options, and the option price may not be less than fair market value on the date of grant. The 2004 grants have vesting periods of 3 or 5 years on restricted stock, incentive stock options, and nonqualified stock options.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Information regarding fixed stock option activity in Mercer Insurance Group’s plan is presented below:

		Weighted Average
	Number of	Exercise Price
	Shares	per Share

Outstanding at December 31, 2003	0	$0.00
Granted — 2004	537,700	12.21
Exercised — 2004	0	0.00
Forfeited — 2004	0	0.00

Outstanding at December 31, 2004	537,700	$12.21

Exercisable at:
December 31, 2004	0	$0.00
Weighted-average remaining contractual life	9.5 years

      In determining the pro-forma effect described in Note 1(m), the per share weighted-average fair value of options granted during 2004 was $4.19, estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004: dividend yield of 0%; expected volatility of 20.91%; risk-free interest rate of 4.73%, and an expected life of 6.5 years.
      Included in the 2004 stock option grants were grants of 173,000 Incentive Stock Options, and 364,700 non-qualified stock options.
      Grants of 215,000 shares of restricted stock were awarded to employees and non-employee Directors in 2004. The weighted average price per share on the grant date was $12.21 per share.

(15)	CONTINGENCIES
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

(16)	RELATED-PARTY TRANSACTIONS
      The Group produces a large percentage of its business through one insurance agent who is also an officer and board member of the companies within the Group, Davis Insurance Agency (Davis). In 2004, 2003, and 2002, premiums written through Davis totaled 12%, 13% and 14%, respectively, of the Group’s direct written premiums. Commissions paid to Davis were $1,336, $1,314 and $1,182 in 2004, 2003, and 2002, respectively.
      Van Rensselaer, Ltd., which is owned by William V.R. Fogler, a director, has provided investment management services to the Group since the year 2000. Fees to Van Rensselaer, Ltd. amounted to $166 in 2004, $141 in 2003, and $139 in 2002.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(17)	QUARTERLY FINANCIAL DATA (unaudited)
      The Group’s unaudited quarterly financial information is as follows:
Mercer Insurance Group, Inc. and Subsidiaries
Quarterly Financial Data

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

	2004	2003	2004	2003	2004	2003	2004	2003

	(Unaudited, in thousands, except per share data)
Net premiums written	$12,919	$11,259	$15,854	$14,922	$13,420	$13,052	$17,310	$13,569
Net premiums earned	13,862	11,056	13,723	11,327	14,032	12,379	14,167	13,102
Net investment income earned	668	427	626	394	639	400	908	486
Net realized gains (losses)	(97)	149	196	(186)	340	167	45	573
Net income	229	232	1,071	40	1,121	173	843	138
Other comprehensive income (loss)	771	(380)	(1,974)	1,081	962	312	949	477
Comprehensive income (loss)	$1,000	$(148)	$(903)	$1,121	$2,083	$485	$1,792	$615
Net income (loss) per share (Note 1 and 2):
Basic	$.04	N/A	$0.17	N/A	$0.18	N/A	$0.14	(0.08)
Diluted	$.04	N/A	$0.17	N/A	$0.17	N/A	$0.13	(0.08)
      Note 1 — Earnings per share data for 2003 reflects only the net loss for the period from December 16, 2003, through December 31, 2003, the period subsequent to the Conversion. Net loss during this period was $477.
      Note 2 — Earnings per share for the periods prior to December 16, 2003 are not applicable because the Group was then organized as a mutual insurance company.

(18)	SUBSEQUENT EVENT
Shareholders equity
      On June 16, 2004, the Company’s Board of Directors authorized the repurchase of up to 250,000 shares of its common stock, to be made from time to time in the open market or in privately negotiated transactions as, in management’s sole opinion, market conditions warranted. The repurchased shares are to be held as treasury shares available for issuance in connection with Mercer Insurance Group’s 2004 Stock Incentive Plan. All shares under this authorization had been purchased as as of September 30, 2004, for a total consideration of $3.0 million, or $11.90 per share. On October 20, 2004, the Board of Directors authorized the repurchase of an additional 250,000 shares of its common stock, under the same terms and conditions. As of March 7, 2005, all 250,000 shares authorized under the second authorization have been purchased, with 243,500 of the shares purchased after December 31, 2004. The total cost of the 243,500 shares purchased in 2005 was $3.2 million, or $13.18 per share, bringing the total cost of the purchase of the 500,000 shares to $6.3 million, or $12.53 per share.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
      None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Management’s Annual Report on Internal Control Over Financial Reporting
      The management of Mercer Insurance Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2004.
      Mercer Insurance Group, Inc.’s independent auditor, KPMG LLP, a registered public accounting firm, has issued an audit report on our management’s assessment of our internal control over financial reporting. This audit report appears below.

Mercer Insurance Group, Inc.

March 16, 2005	By: /s/ Andrew R. Speaker Andrew R. Speaker President and Chief Executive Officer

March 16, 2005	By: /s/ David B. Merclean David B. Merclean Senior Vice President of Finance and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Mercer Insurance Group, Inc. and Subsidiaries:
      We have audited management’s assessment, included in the accompanying management’s report on internal control over financial reporting, that Mercer Insurance Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mercer Insurance Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Mercer Insurance Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Mercer Insurance Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mercer Insurance Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 16, 2005, expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 16, 2005

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
      The information required by Item 10 is incorporated by reference to Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2004.

ITEM 11.	EXECUTIVE COMPENSATION.
      The information required by Item 11 is incorporated by reference to Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
      The information required by Item 12 is incorporated by reference to Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2004.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
      The information required by Item 13 is incorporated by reference to Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2004.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
      The information required by Item 14 is incorporated by reference to Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2004.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
      (a) (1) The following consolidated financial statements are filed as a part of this report in Item 8.

      (2) The following consolidated financial statement schedules for the years 2004, 2003 and 2002 are submitted herewith:

Financial Statement Schedules:
Report of Independent Registered Public Accounting Firm
Schedule I.	Summary of Investments — Other Than Investments in Related Parties
Schedule II.	Condensed Financial Information of Parent Company
Schedule III.	Supplementary Insurance Information
Schedule IV.	Reinsurance
Schedule V.	Allowance for Uncollectible Premiums and other Receivables
Schedule VI.	Supplemental Insurance Information Concerning Property and Casualty Subsidiaries
      All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.
      (3) Exhibits:
      The exhibits required by Item 601 of Regulation SK are listed in the Exhibit Index. Documents not accompanying this report are incorporated by reference as indicated on the Exhibit Index.

EXHIBIT INDEX

Number	Title

2.1	Plan of Conversion from Mutual to Stock Organization of Mercer Mutual Insurance Company, dated as of December 13, 2002 and amended and restated on March 19, 2003, April 15, 2003 and June 18, 2003 (incorporated by reference herein to the Company’s Pre-effective Amendment No. 3 on Form S-1, SEC File No. 333-104897.)

3.1	Articles of Incorporation of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Pre-effective Amendment No. 3 on Form S-1, SEC File No. 333-104897.)

3.2	Bylaws of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2003.)

4.1	Form of certificate evidencing shares of common stock of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Pre-effective Amendment no. 3 on Form S-1, SEC File No. 333-104897.)

8.1	Private Letter Ruling, dated May 8, 2003, from the Internal Revenue Service to Mercer Mutual Insurance Company (incorporated by reference herein to the Company’s Pre-effective Amendment no. 3 on Form S-1, SEC File No. 333-104897.)

10.1	Mercer Insurance Group, Inc. Employee Stock Ownership Plan (incorporated by reference herein to the Company’s Pre-effective Amendment No. 3 on Form S-1, SEC File No. 333-104897.)

10.2	Employment Agreement, dated as of October 31, 2004, among BICUS Services Corporation, Mercer Insurance Company and David Merclean (filed herewith)

10.3	Mercer Mutual Insurance Company Executive Nonqualified ‘Excess‘ Plan dated June 1, 2002 (incorporated by reference herein to the Company’s Pre-effective Amendment no. 3 on Form S-1, SEC File No. 333-104897.)

10.4	Mercer Mutual Insurance Company Benefit Agreement dated December 11, 1989, as amended (incorporated by reference herein to the Company’s Pre-effective Amendment no. 3 on Form S-1, SEC File No. 333-104897.)

10.5	Mercer Insurance Group, Inc. 2004 Stock Incentive Plan dated June 16, 2004, (filed herewith)

14.1	Code of Ethics (incorporated by reference herein to the Company’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2003.)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mercer Insurance Group, Inc.

March 16, 2005	By: /s/ Andrew R. Speaker Andrew R. Speaker President and Chief Executive Officer and a Director

March 16, 2005	By: /s/ David B. Merclean David B. Merclean Senior Vice President of Finance and Chief Financial Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ Roland D. Boehm Roland D. Boehm	Vice Chairman of the Board of Directors	March 16, 2005

By:	/s/ H. Thomas Davis H. Thomas Davis	Senior Vice President and a Director	March 16, 2005

By:	/s/ William V. R. Fogler William V. R. Fogler	Director	March 16, 2005

By:	/s/ William C. Hart William C. Hart	Director	March 16, 2005

By:	/s/ George T. Hornyak, Jr. George T. Hornyak, Jr.	Director	March 16, 2005

By:	/s/ Samuel J. Malizia Samuel J. Malizia	Director	March 16, 2005

By:	/s/ Richard U. Niedt Richard U. Niedt	Director	March 16, 2005

By:	/s/ Andrew R. Speaker Andrew R. Speaker	President and Chief Executive Officer and a Director	March 16, 2005

By:	/s/ Richard G. Van Noy Richard G. Van Noy	Chairman of the Board of Directors	March 16, 2005

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Mercer Insurance Group, Inc. and Subsidiaries:
      Under date of March 16, 2005, we reported on the consolidated balance sheets of Mercer Insurance Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, which are included in the annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules in the annual report on Form 10-K. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
      In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 16, 2005

Mercer Insurance Group, Inc. and Subsidiaries
Schedule I — Summary of Investments — Other than
Investments in Related Parties as of December 31, 2004

Column A	Column B	Column C	Column D

		Market	Balance
Type of Investment	Cost	Value	Sheet

	(Dollars in thousands)
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$17,870	17,700	17,700
States, municipalities and political subdivisions	35,801	35,745	35,745
All other	47,431	47,212	47,212

Total bonds	101,102	100,657	100,657
Preferred stock	2,825	2,923	2,923

Total fixed maturities	103,927	103,580	103,580

Equity securities:
Common stocks:
Banks, trust and insurance companies	815	3,673	3,673
Industrial, miscellaneous and all other	12,505	17,851	17,851

Total equity securities	13,320	21,524	21,524

Total investments	$117,247	125,104	125,104

MERCER INSURANCE GROUP, INC.
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
Condensed Balance Sheet
December 31, 2004 and 2003

	2004	2003

	(Dollars in thousands)
ASSETS
Fixed income securities, available for sale, at fair value	$22,798	0
Investment in common stock of subsidiaries (equity method)	71,137	66,864
Investment in preferred stock of subsidiaries (equity method)	2,475	2,475
Short-term investments, at cost, which approximates fair value	—	25,495
Cash and cash equivalents	829	1,547
Goodwill	1,797	1,797
Other assets	1,309	255
Deferred tax asset	123	0

Total assets	$100,468	98,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$60	107

Total liabilities	60	107

Stockholders’ Equity:
Preferred stock, no par value, authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value, authorized 15,000,000 shares, issued 7,060,733 shares, outstanding 6,344,844 and 6,282,233 shares	—	—
Additional paid-in capital	67,651	64,871
Accumulated other comprehensive income:
Unrealized gains in investments, net of deferred income taxes	5,186	4,478
Retained Earnings	37,876	34,612
Unearned restricted stock compensation	(2,242)	—
Unearned ESOP shares	(5,009)	(5,635)
Treasury stock, 256,500 and -0- shares	(3,054)	—

Total stockholders’ equity	100,408	98,326

Total liabilities and stockholders’ equity	$100,468	98,433

MERCER INSURANCE GROUP, INC.
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
Condensed Statement of Earnings
For the Year ended December 31, 2004 and the period December 16, 2003 to December 31, 2003

	2004	2003

	(Dollars in thousands)
Revenue:
Investment income, net of expenses	$574	5

Total revenue	574	5

Expenses:
Other expenses	972	36

Total expenses	972	36

Loss before tax benefit	(398)	(31)
Income tax benefit	(160)	(11)

Loss before equity in income (loss) of subsidiaries	(238)	(20)
Equity in income (loss) of subsidiaries	3,502	(457)

Net income (loss)	$3,264	(477)

MERCER INSURANCE GROUP, INC.
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
Condensed Statements of Cash Flows
For the Year ended December 31, 2004 and the period December 16, 2003 to December 31, 2003

	2004	2003

	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$3,264	(477)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in undistributed (income) loss of subsidiaries	(3,502)	457
Accretion of discount	178	—
ESOP share allocation	780	35
Amortization of restricted stock compensation	383	—
Deferred income tax	(90)	(11)
Other	(1,100)	(139)

Net cash used in operating activities	(87)	(135)

Cash flows from investing activities:
Purchase of fixed income securities	(23,508)	—
Sale and maturity of fixed income securities	436	—
Sale of short-term investments	25,495	—
Purchase of short-term investments	—	(25,495)

Net cash provided by (used in) investing activities	2,423	(25,495)

Cash flows from financing activities:
Proceeds from issuance of capital stock	—	54,177
Capital contribution to subsidiary	—	(27,000)
Purchase of treasury stock	(3,054)	—

Net cash (used in) provided by financing activities	(3,054)	27,177

Net (decrease) increase in cash and cash equivalents	(718)	1,547
Cash and cash equivalents at beginning of period	1,547	—

Cash and cash equivalents at end of period	$829	1,547

Cash paid during the year for:
Interest	$—	—
Income taxes	—	—

Mercer Insurance Group, Inc. and Subsidiaries
Schedule III — Supplementary Insurance Information

Column A	Column B	Column C	Column D	Column E	Column F

		Future Policy
	Deferred	Benefits,		Other Policy
	Policy	Losses, Claims,		Claims and
	Acquisition	and Loss	Unearned	Benefits	Premium
Segment	Costs	Expenses	Premiums	Payable	Revenue

	(Dollars in thousands)
December 31, 2004
Commercial lines	$5,327	21,679	22,822	0	32,370
Personal lines	2,687	14,349	11,185	0	23,414

Total	$8,014	36,028	34,007	0	55,784

December 31, 2003
Commercial lines	$4,590	22,883	19,099	0	25,964
Personal lines	2,797	14,378	11,230	0	21,900

Total	$7,387	37,261	30,329	0	47,864

December 31, 2002
Commercial lines	XXXXX	XXXXX	XXXXX	XXXXX	20,088
Personal lines	XXXXX	XXXXX	XXXXX	XXXXX	20,366

Total	XXXXX	XXXXX	XXXXX	XXXXX	40,454

	Column G	Column H	Column I	Column J	Column K

		Benefits,
		Claims,
	Net	Losses and		Other
	Investment	Settlement	Amortization	Operating	Premiums
	Income	Expenses	of DPAC	Expenses	Written

	(Dollars in thousands)
December 31, 2004
Commercial lines	$	$10,325	9,202	7,261	36,492
Personal lines		17,813	5,873	4,637	23,012

Total	$2,841	28,138	15,075	11,898	59,504

December 31, 2003
Commercial lines	$	$10,145	7,758	4,952	30,315
Personal lines		17,588	5,655	3,608	22,487

Total	$1,707	27,733	13,413	8,560	52,802

December 31, 2002
Commercial lines	$	$7,283	5,737	4,176	23,591
Personal lines		12,784	5,216	3,798	20,880

Total	$2,061	20,067	10,953	7,974	44,471

Mercer Insurance Group, Inc. and Subsidiaries
Schedule IV — Reinsurance
For the years ended December 31, 2004, 2003 and 2002

Column A	Column B	Column C	Column D	Column E	Column F

			Assumed		Percentage
		Cede to	from		of Amount
	Gross	Other	Other	Net	Assumed
Premiums Earned	Amount	Companies	Companies	Amount	to Net

		(Dollars in thousands)
For the year ended December 31, 2004	$62,415	8,460	1,829	55,784	3.3%
For the year ended December 31, 2003	56,047	9,495	1,312	47,864	2.7%
For the year ended December 31, 2002	46,625	6,837	666	40,454	1.6%

Mercer Insurance Group, Inc. and Subsidiaries
Schedule V — Allowance for Uncollectible Premiums and Other Receivables
For the years ended December 31, 2004, 2003 and 2002

Premiums Earned	2004	2003	2002

	(Dollars in thousands)
Balance, January 1	$97	$72	$60
Additions	129	228	77
Deletions	(123)	(203)	(65)

Balance, December 31	$103	$97	$72

Mercer Insurance Group, Inc. and Subsidiaries
Schedule VI — Supplemental Information
For the years ended December 31, 2004, 2003 and 2002

Column A	Column B	Column C	Column D	Column E	Column F	Column G

	Deferred	Reserve for	Discount if
	Policy	Losses and	any		Net	Net
	Acquisition	Loss Adj.	Deducted in	Unearned	Earned	Investment
Affiliation with Registrant	Costs	Expenses	Column C	Premiums	Premiums	Income

	(Dollars in thousands)
Year ended December 31, 2004	8,014	36,028	0	34,007	55,784	2,841
Year ended December 31, 2003	7,387	37,261	0	30,329	47,864	1,707
Year ended December 31, 2002	5,783	31,348	0	24,923	40,454	2,061

	Column H		Column I	Column J	Column K

	Losses and			Paid
	Current	LAEor		Losses and	Net
	Incurre	dYear	Amortization	Adjustment	Written
			of DPAC	Expenses	Premiums

	Year

	(Dollars in thousands)
Year ended December 31, 2004	29,024	(886)	15,075	27,398	59,504
Year ended December 31, 2003	28,329	(596)	13,413	22,706	52,802
Year ended December 31, 2002	22,211	(2,144)	10,953	18,503	44,471