Form 10-Q
period 2005-03-31
MERCER INSURANCE GROUP INC
filed 2005-05-10
CIK 1050690

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2005,

or

Transition report pursuant to Section 13 or 15(d) Of the Exchange Act

for the Transition Period from                      to

No. 000-25425

(Commission File Number)

MERCER INSURANCE GROUP, INC.

(Exact name of Registrant as specified in its charter )

PENNSYLVANIA	23-2934601

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 North Highway 31, P.O. Box 278, Pennington, NJ	08534

(Address of principal executive offices)	(Zip Code)

(609) 737-0426

(Registrant’s telephone number, including area
code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of May 2, 2005

COMMON STOCK (No Par Value)	6,553,233

(Title of Class)	(Outstanding Shares)

Exhibit No.	Title
3.1	Articles of Incorporation of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Pre-effective Amendment No. 3 on Form S-1, SEC File No. 333-104897.)

3.2	Bylaws of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2003.)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

(i)

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

     These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company’s control). The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

•	future economic conditions in the regional and national markets in which the Company competes which are less favorable than expected;

•	the effects of weather-related and other catastrophic events;

•	the concentration of insured accounts in New Jersey and Pennsylvania;

•	the effect of legislative, judicial, economic, demographic and regulatory events in the two states in which we do business;

•	the continuation of an A.M. Best rating in the Excellent category;

•	the ability to enter new markets successfully and capitalize on growth opportunities either through acquisitions or the expansion of our producer network;

•	financial market conditions, including, but not limited to, changes in interest rates and the stock markets causing a reduction of investment income or investment gains, an acceleration of the amortization of deferred policy acquisition costs, reduction in the value of our investment portfolio or a reduction in the demand for our products;

•	the impact of acts of terrorism and acts of war;

•	the effects of terrorist related insurance legislation and laws;

•	inflation;

•	the cost, availability and collectibility of reinsurance;

•	estimates and adequacy of loss reserves and trends in losses and loss adjustment expenses;

•	heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new and existing competitors;

•	changes in the coverage terms selected by insurance customers, including higher deductibles and lower limits;

•	our inability to obtain regulatory approval of, or to implement, premium rate increases;

•	the potential impact on our reported net income that could result from the adoption of future accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies;

•	inability to carry out marketing and sales plans, including, among others, development of new products or changes to existing products and acceptance of the new or revised products in the market;

•	unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations;

•	adverse litigation or arbitration results;

•	the ability to carry out our business plans; or

•	adverse changes in applicable laws, regulations or rules governing insurance holding companies and insurance companies, and environmental, tax or accounting matters including limitations on premium levels, increases in minimum capital and reserves, and other financial viability requirements, and changes that affect the cost of, or demand for our products.

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

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
	(Unaudited)
ASSETS
Investments:
Fixed income securities, available-for-sale, at fair value (amortized cost of $102,065 and $101,102, respectively)	$100,073	$100,657
Equity securities, at fair value (cost of $16,157 and $16,145, respectively)	23,720	24,447

Total investments	123,793	125,104
Cash and cash equivalents	10,427	16,289
Premiums receivable	9,467	11,217
Reinsurance receivables	3,487	2,534
Prepaid reinsurance premiums	1,454	1,573
Deferred policy acquisition costs	7,746	8,014
Accrued investment income	917	1,044
Property and equipment, net	9,593	9,718
Goodwill	4,673	4,673
Other assets	1,315	1,112

Total assets	$172,872	$181,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Losses and loss adjustment expenses	$36,246	$36,028
Unearned premiums	31,936	34,007
Accounts payable and accrued expenses	5,254	7,739
Other reinsurance balances	658	861
Other liabilities	1,364	1,089
Deferred income taxes	371	1,146

Total liabilities	75,829	80,870

Stockholders’ Equity:
Preferred stock, no par value, authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value, authorized 15,000,000 shares, issued 7,060,733 shares, outstanding 6,360,282 and 6,344,844 shares	—	—
Additional paid-in capital	67,608	67,651
Accumulated other comprehensive income:
Unrealized gains in investments, net of deferred income taxes	3,677	5,186
Retained earnings	38,869	37,876
Unearned restricted stock compensation	(1,992)	(2,242)
Unearned ESOP shares	(4,855)	(5,009)
Treasury stock, at cost, 500,000 and 256,500 shares	(6,264)	(3,054)

Total stockholders’equity	97,043	100,408

Total liabilities and stockholders’ equity	$172,872	$181,278

See accompanying notes to condensed consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

Three Months Ended March 31, 2005 and 2004

	2005	2004
	(Dollars in thousands, except
	shares and per share data)
	(Unaudited)
Revenue:
Net premiums earned	$15,113	$13,862
Investment income, net of expenses	743	668
Net realized investment gains (losses)	18	(97)
Other revenue	86	92

Total revenue	15,960	14,525

Expenses:
Losses and loss adjustment expenses	7,723	8,323
Amortization of deferred policy acquisition costs (related party amounts of $318 and $317, respectively)	3,899	3,863
Other expenses	2,958	2,070

Total expenses	14,580	14,256

Income before income taxes	1,380	269
Income taxes	387	40

Net income	$993	$229

Earnings per common share:
Basic	$0.17	$0.04
Diluted	$0.16	$0.04
Weighted average shares:
Basic	6,003,473	6,290,102
Diluted	6,249,326	6,290,102

See accompanying notes to condensed consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three months ended March 31, 2005
(Unaudited, dollars in thousands)

				Accumulated
			Additional	other		Unearned	Uearned
	Preferred	Common	paid-in	comprehensive	Retained	restricted stock	ESOP	Treasury
	stock	stock	capital	income	Earnings	compensation	shares	stock	Total
Balance, December 31, 2004	$—	—	67,651	5,186	37,876	(2,242)	(5,009)	(3,054)	$100,408
Net income					993				993
Unrealized gains on securities:
Unrealized holding losses arising during period, net of related income tax benefit of $771				(1,497)					(1,497)
Less reclassification adjustment for (gains) included in net income, net of related income tax expense of $6				(12)					(12)

Other comprehensive loss									(1,509)

Comprehensive income									(516)

Forfeiture of restricted stock grant			(92)			92			—
Amortization of restricted stock compensation						158			158
ESOP shares committed			49				154		203
Treasury stock purchased								(3,210)	(3,210)

Balance, March 31, 2005	$—	—	67,608	3,677	38,869	(1,992)	(4,855)	(6,264)	$97,043

See accompanying notes to condensed consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2005 and 2004

	2005	2004
	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$993	$229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	407	343
Net amortization of premium or (accretion of discount)	163	(199)
Amortization of restricted stock compensation	158	—
ESOP share commitment	203	207
Net realized investment (gains) losses	(18)	97
Deferred income tax	2	(256)
Change in assets and liabilities:
Premiums receivable	1,750	1,204
Reinsurance receivables	(1,804)	(1,032)
Prepaid reinsurance premiums	119	115
Deferred policy acquisition costs	268	325
Other assets	(76)	(293)
Losses and loss adjustment expenses	218	1,179
Unearned premiums	(2,071)	(1,058)
Other	(2,646)	(2,891)

Net cash used by operating activities	(2,332)	(2,030)

Cash flows from investing activities:
Purchase of fixed income securities, available-for- sale	(3,458)	(56,344)
Purchase of equity securities	(668)	(1,644)
Sale and maturity of fixed income securities, available-for-sale	3,429	19,045
Sale of equity securities	659	656
Sale of short-term investments, net	—	54,396
Purchase of property and equipment, net	(282)	(1,401)

Net cash (used) provided by investing activities	(320)	14,708

Cash flows from financing activities:
Purchase of treasury stock	(3,210)	—

Net cash used by financing activities	(3,210)	—

Net (decrease) increase in cash and cash equivalents	(5,862)	12,678
Cash and cash equivalents at beginning of period	16,289	15,350

Cash and cash equivalents at end of period	$10,427	$28,028

Cash paid during the period for:
Interest	$7	$10
Income taxes	$250	$—

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

     Certain amounts in the Company’s prior year interim consolidated financial statements and related footnotes have been reclassified to conform to the 2005 presentation. Such reclassification had no effect on the Company’s net income or stockholders’ equity.

     These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

(2) Segment Information

     The Company manages its business in three segments: commercial lines insurance, personal lines insurance, and investments. The commercial lines insurance and personal lines insurance segments are managed based on underwriting results determined in accordance with U.S. generally accepted accounting principles, and the investment segment is managed based on after-tax investment returns.

     Underwriting results for commercial lines and personal lines take into account premiums earned, incurred losses and loss adjustment expenses, and underwriting expenses. The investments segment is evaluated by consideration of net investment income (investment income less investment expenses), and realized gains and losses.

     In determining the results of each segment, assets are not allocated to segments and are reviewed in the aggregate for decision-making purposes.

     Financial data by segment is as follows for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31
	2005	2004
	(In thousands)
Revenues:
Net premiums earned:
Commercial lines	$9,181	$8,025
Personal lines	5,932	5,837

Total net premiums earned	15,113	13,862

Net investment income	743	668
Realized investment gains	18	(97)
Other	86	92

Total revenues	15,960	14,525

Income before income taxes:
Underwriting income (loss):
Commercial lines	639	2,242
Personal lines	(106)	(2,636)

Total underwriting income (loss)	533	(394)
Net investment income	743	668
Realized investment gains	18	(97)
Other	86	92

Income before income taxes	$1,380	$269

(3) Reinsurance

     Premiums earned are net of amounts ceded of $1,719 and $2,019 for the three months ended March 31, 2005 and 2004, respectively. Losses and loss adjustment expenses are net of amounts ceded of $320 and $383 for the three months ended March 31, 2005 and 2004, respectively.

(4) Comprehensive Income

     The Company’s comprehensive (loss) income for the three month period ended March 31, 2005 and 2004 is as follows:

	Three Months ended
	March 31
	2005	2004
	(In thousands)
Net income	$993	$229
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding (losses) gains arising during period, net of related income tax benefit (expense) of $771, and ($364)	(1,497)	707
Less reclassification adjustment for (gains) losses included in net income, net of related income tax expense (benefit) of $6 and ($44)	(12)	64

	(1,509)	771

Comprehensive (loss) Income	$(516)	$1,000

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

	Three months ended
	March 31,	March 31,
	2005	2004
	(In thousands,
	except per share data)
Net income, as reported	$993	$229
Plus: Stock-based employee compensation expense included in reported net income, net of related tax effects	105	0

Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(234)	0

Pro forma net income	$864	$229

Basic earnings per share:
As reported	$0.17	$0.04
Pro forma	$0.14	$0.04
Diluted earnings per share:
As reported	$0.16	$0.04
Pro forma	$0.14	$0.04

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) requires that the compensation cost related to share-based payment transactions be recognized in financial statements. The compensation cost will be measured on the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the first fiscal year beginning after June 15, 2005. The impact of adopting SFAS No. 123(R) on the net income and earnings per share is not expected to be materially different from the pro forma amounts disclosed above which includes all share-based payment transactions through March 31, 2005. The impact that any future share-based payment transactions will have on our financial position or results of operations is not yet known.

     The Company adopted the Mercer Insurance Group, Inc. 2004 Stock Incentive Plan (the Plan) on June 16, 2004. Awards may be made in the form of Incentive Stock Options, nonqualified stock options, restricted stock or any combination to employees and non-employee Directors. At adoption, the Plan limited to 250,000 the number of shares that may be awarded as restricted stock, and to 500,000 the number of shares for which incentive stock options may be granted. The total number of shares authorized in the plan is 876,555 shares, with an annual increase equal to 1% of the shares outstanding at the end of the previous year. The Plan provides that stock options and restricted stock awards may include vesting restrictions and performance criteria at the discretion of the Compensation Committee of the Board of Directors. The term of options may not exceed ten years for incentive stock options, and ten years and 1 month for nonqualified stock options, and the option price may not be less than fair market value on the date of grant. The 2004 grants have vesting periods of 3 or 5 years on restricted stock, incentive stock options, and nonqualified stock options. There have been no 2005 grants.

     Information regarding fixed stock option activity in Mercer Insurance Group’s plan is presented below:

		Weighted Average
	Number	Exercise Price
	of shares	Per Share
Outstanding at December 31, 2004	537,700	$12.21
Granted - 2005	0	0.00
Exercised - 2005	0	0.00
Forfeited - 2005	18,500	12.21

Outstanding at March 31, 2005	519,200	$12.21

Exercisable at:
March 31, 2005	0	$0.00
Weighted-average remaining contractual life	9.2 years

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

     Grants of 215,000 shares of restricted stock were awarded to employees and non-employee Directors in 2004, with a forfeiture of 7,500 shares in 2005. The weighted average price per share on the grant date was $12.21 per share.

(6) Earnings per Share

     The computation of basic and diluted earnings per share is as follows:

	Three months ended
	March 31,
	2005	2004
	(Dollars in thousands, except per share data)
Numerator for basic and diluted earnings per share:

Net income	$993	229

Denominator for basic earnings per share - weighted-average shares outstanding	6,003,473	6,290,102
Effect of stock incentive plans	245,853	0

Denominator for diluted earnings per share	6,249,326	6,290,102

Basic earnings per share	$0.17	$0.04

Diluted earnings per share	$0.16	$0.04

(7) Subsequent Events

     The Company announced on May 2, 2005 that it has signed an Agreement and Plan of Merger for Mercer to acquire all the outstanding stock of Financial Pacific Insurance Group, Inc. for approximately $40.4 million in cash. The transaction will be effected through a merger of a wholly owned subsidiary of Mercer into Financial Pacific. Consummation of the transaction between Mercer and Financial Pacific is subject to regulatory approval.

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

     The Company is subject to regulation by the Pennsylvania Insurance Department and the New Jersey Department of Banking and Insurance as its primary regulators because it is the holding company for Mercer Insurance Company, and, indirectly, Mercer Insurance Company of New Jersey, Inc. and Franklin Insurance Company.

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

     Our income is principally derived from insurance premiums received from insureds in the commercial lines (businesses insured) and personal lines (individuals insured) segments, less the costs of underwriting the insurance policies, the costs of settling and paying claims reported on the policies, and from investment income reduced by investment expenses and gains or losses on holdings in our investment portfolio. Variability in our income is caused by a variety of circumstances, some within the control of our companies and some not within our control. Premium volume is affected by, among other things, the availability and regular flow to our insurance companies of quality, properly-priced risks being produced by our agents, the ability to retain on renewal existing good-performing accounts, competition from other insurance companies, regulatory rate approvals, our reputation, and other limitations created by the marketplace or regulators. Our underwriting costs are affected by, among other things, the amount of commission and profit-sharing commission we pay our agents to produce the underwriting risks for which we receive premiums, the cost of issuing insurance policies and maintaining our customer and agent relationships, marketing costs, taxes we pay to the states in which we operate on the amount of premium we collect, and other assessments and charges imposed on our companies by the regulators in the states in which we do business. Our claim and claim settlement costs are affected by, among other things, the quality of our accounts, severe or extreme weather in our operating region, the nature of the claim, the regulatory and legal environment in our territories, inflation in underlying medical and property repair costs, and the availability and cost of reinsurance. Our investment income and realized gains and losses are determined by, among other things, market forces, the rates of interest and dividends paid on our investment portfolio holdings, the credit or investment quality of the issuers and the success of their underlying businesses, the market perception of the issuers, and other factors such as ratings by rating agencies and analysts.

Critical Accounting Policies

     General. The Company’s financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP). We are required to make estimates and assumptions in certain circumstances that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on historical developments, market conditions, industry trends and other information that we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. We believe the following policies are the most sensitive to estimates and judgments.

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

     Nevertheless, reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at March 31, 2005. Changes in estimates or differences between estimates and amounts ultimately paid are reflected in current operations. Loss reserving techniques and assumptions have been consistently applied during the periods presented.

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

Adjustment
Change in Loss and	Adjusted Loss and		Adjusted Loss and Loss	Percentage Change
Loss Adjustment	Loss Reserves Net of	Percentage Change in	Adjustment Reserves	in Stockholders’
Reserves Net of	Reinsurance as of	Stockholders' Equity as	Net of Reinsurance as of	Equity as of
Reinsurance	March 31, 2005	of March 31, 2005(1)	December 31, 2004	December 31, 2004 (1)
(Dollars in thousands)
(10.0)%	29,791	2.3%	29,669	2.2%
(7.5)%	30,618	1.7%	30,493	1.6%
(5.0)%	31,446	1.1%	31,317	1.1%
(2.5)%	32,273	0.6%	32,141	0.5%
Base	33,101	—	32,965	—
2.5%	33,929	(0.6)%	33,789	(0.5)%
5.0%	34,756	(1.1)%	34,613	(1.1)%
7.5%	35,584	(1.7)%	35,437	(1.6)%
10.0%	36,411	(2.3)%	36,262	(2.2)%

(1)	Net of Tax

     The property and casualty industry has incurred substantial aggregate losses from claims related to asbestos-related illnesses, environmental remediation, product and construction defect liability, mold, and other uncertain exposures. We have not experienced significant losses from these types of claims.

     The table below summarizes loss and loss adjustment reserves by major line of business:

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Commercial lines:
Commercial multi-peril	$6,703	$5,441
Other liability	9,380	9,374
Workers’ compensation	4,710	4,627
Commercial automobile	1,416	1,456
Fire, allied, inland marine	785	781

	22,994	21,679

Personal lines:
Homeowners	9,222	10,095
Personal automobile	2,186	2,283
Fire, allied, inland marine	346	338
Other liability	1,408	1,596
Workers’ compensation	90	37

	13,252	14,349

Total	$36,246	$36,028

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

     Policy Acquisition Costs. We defer policy acquisition costs, such as commissions, premium taxes and certain other underwriting expenses that vary with and are primarily related to the production of business. These costs are amortized over the effective period of the related insurance policies. The method followed in computing deferred policy acquisition costs limits the amount of deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, loss and loss adjustment expenses, and certain other costs expected to be incurred as the premium is earned. Future changes in estimates, the most significant of which is expected loss and loss adjustment expenses, may require acceleration of the amortization of deferred policy acquisition costs.

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

     Income Taxes. We use the asset and liability method of accounting for income taxes. Deferred income taxes are provided and arise from the recognition of temporary differences between financial statement carrying amounts and the tax bases of our assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The effect of a change in tax rates is recognized in the period of the enactment date.

Results of Operations

     Our results of operations are influenced by factors affecting the property and casualty insurance industry in general, which include potentially significant variations due to competition, weather, catastrophic events, regulation, general economic conditions, judicial trends, fluctuations in interest rates and other changes in the investment environment.

     Our growth in premiums and underwriting results have been, and continue to be, influenced by market conditions. Pricing in the property and casualty insurance industry historically has been and remains cyclical. During a soft market cycle, price competition is prevalent, which makes it difficult to write and retain properly priced personal and commercial lines business. Our policy is to maintain our disciplined underwriting and pricing standards during soft markets to the greatest extent possible, declining business which is inadequately priced for its level of risk. The hard market and related pricing power of the early part of the current decade has given way to a much more competitive market recently, particularly in property exposures and package policies. This has resulted in slower premium growth than the Company has achieved in recent years.

Quarter ended March 31, 2005 compared to quarter ended March 31, 2004.

     The components of income for 2005 and 2004, and the change and percentage change from year to year, are shown in the charts below. The accompanying narrative refers to the statistical information displayed in the chart immediately above the narrative.

2005 vs. 2004 Income				%
(Dollars in thousands)	2005	2004	Change	Change
Commercial lines underwriting income	$639	$2,242	$(1,603)	(71.5)%
Personal lines underwriting loss	(106)	(2,636)	2,530	96.0%
Total underwriting income (loss)	533	(394)	927	235.3%
Net investment income	743	668	75	11.2%
Realized investment gains (losses)	18	(97)	115	118.6%
Other revenue	86	92	(6)	(6.5)%
Income before income taxes	1,380	269	1,111	413.0%
Income taxes	387	40	347	867.5%
Net income	$993	$229	$764	333.6%

Loss / LAE ratio (GAAP)	51.1%	60.0%	(8.9)%
Underwriting expense ratio (GAAP)	45.4%	42.8%	2.6%
Combined ratio (GAAP)	96.5%	102.8%	(6.3)%

Loss / LAE ratio (Statutory)	51.1%	60.1%	(9.0)%
Underwriting expense ratio (Statutory)	47.1%	41.3%	5.8%
Combined ratio (Statutory)	98.3%	101.4%	(3.1)%

     Charts and discussion relating to each of our reporting segments (commercial lines underwriting, personal lines underwriting, and the investments segment) follow below.

     Our underwriting performance improved significantly in the first quarter of 2005, as compared to the similar period in 2004, driven by the presence of moderate weather in our operating territories in the first quarter of 2005. In the similar period of 2004, the Company experienced a significant number of losses resulting from a sustained period of harsh winter, which manifested itself in a significantly higher number of claims, particularly in personal lines. In 2005, the number of new claims was down significantly, however the Company sustained a slightly elevated number of large fire losses, principally in the commercial lines segment. The Company had an overall underwriting profit of $533,000 in the first quarter of 2005, as compared to an underwriting loss of $394,000 in 2004. Our GAAP combined ratio improved to 96.5% in 2005 from 102.8%, and our statutory combined ratio improved in 2005 to 98.3% from 101.4%. Our net investment income increased 11.2% to $743,000, primarily as a result of increased yields in the fixed-income investment portfolio, a larger portion of which was held in cash equivalents in the first quarter of 2004. Realized investment gains amounted to a gain of $18,000 in 2005, versus a loss of $97,000 in 2004. Our other income, primarily service charges recorded on insurance premiums paid over the term of the policy instead of when the policy is issued, declined modestly in 2005.

     Net loss and loss adjustment expenses incurred decreased in the first quarter of 2005, as compared to 2004, by $600,000, or 7%, to $7.7 million, reflecting lower claims frequency in 2005 over 2004, despite growth in our net premium earned of 9%. The lower loss and loss adjustment expense ratio in 2005, as compared to 2004, resulted from lower claims frequency, offset by the increased severity of fire claims noted above.

2005 vs. 2004 Revenue				%
(Dollars in thousands)	2005	2004	Change	Change
Direct premiums written	$14,240	$14,333	$(93)	(0.6)%
Net premiums written	13,161	12,919	242	1.9%
Net premiums earned	15,113	13,862	1,251	9.0%
Net investment income	743	668	75	11.2%
Realized investment gains	18	(97)	115	(118.6)%
Other Revenue	86	92	(6)	(6.5)%
Total Revenue	$15,960	$14,525	$1,435	9.9%

     Total revenues for the first quarter of 2005 were $16.0 million, which was 9.9% greater than 2004 revenues of $14.5 million. This increase was due primarily to a $1.3 million increase in net premiums earned in 2005, and an 11.2% increase in net investment income to $743,000.

     Direct premiums written decreased 0.6% to $14.2 million in 2005, reflecting a more competitive pricing posture in the marketplace and the Company’s reluctance to accept underwriting risks which are priced inappropriately, as well as a seasonality in renewals normally experienced in the first quarter. Net premiums written increased 1.9% in 2005. Net premiums earned increased by 9.0% to $15.1 million in the first quarter of 2005.

     Growth in Net Investment Income is discussed below.

2005 vs. 2004 Investment income and
realized gains
(Dollars in thousands)	2005	2004	Change	% Change
Fixed income securities	$946	$781	$165	21.1%
Dividends	103	107	(4)	(3.7)%
Cash, cash equivalents & other	122	96	26	27.1%
Gross investment income	1,171	984	187	19.0%
Investment expenses	(428)	(316)	112	35.4%
Net investment income	$743	$668	$75	11.2%
Realized gains (losses) on fixed income	$14	$(108)	$122	113.0%
Realized gains on equities	4	11	(7)	(63.6)%
Net realized gains	$18	$(97)	$115	118.6%

     Net investment income increased $75,000, or 11.2% in the first quarter of 2005, due principally to increased yields on the fixed income portfolio holdings. Effective January 1, 2004, the Company engaged a new investment management firm for its fixed income securities portfolio, whose responsibilities included investing the proceeds of the Conversion. Given a difficult interest rate environment and fixed income securities market, this was not largely completed until the second quarter of 2004. Consequently, a portion of the Conversion proceeds earned a cash-equivalent yield during the first quarter of 2004.

     In implementing the investment policy guidelines and directions of the Investment Committee of the Board of Directors, the fixed income securities managers during 2004 changed the composition of the fixed income securities portfolio to be more heavily weighted in tax-exempt securities, industrial and miscellaneous fixed income securities, and mortgage-backed securities, and less heavily weighted towards U.S government and government agencies fixed income securities.

     Net realized gains for the first quarter of 2005 were $18,000, as compared to a loss of $97,000 in the similar period in 2004. In 2005, net realized investment gains of $18,000 included gains on securities sales of $52,000, offset by losses on securities sales of $34,000. The losses from securities sales were comprised of $8,000 from the sale of fixed income securities and $26,000 from the sale of equities.

     The following table summarizes the period of time that equity securities sold at a loss during 2005 had been in a continuous unrealized loss position:

	Fair
PERIOD OF TIME IN AN	Value on	Realized
UNREALIZED LOSS POSITION	Sale Date	Loss
	(In thousands)
0-6 months	$339	$26
7-12 months	—	—
More than 12 months	—	—

Total	$339	$26

     The equity securities sold at a loss had been expected to appreciate in value but after reevaluation were sold so that sale proceeds could be reinvested. Securities were sold due to a desire to reduce exposure to certain issuers and industries or in light of changing economic conditions.

     The following table summarizes the length of time equity securities with unrealized losses at March 31, 2005 have been in an unrealized loss position:

			Length of Unrealized Loss
	Fair	Unrealized	Less than	6 to 12	Over 12
March 31, 2005	Value	Losses	6 months	Months	Months
	(In thousands)
Equity securities:
Preferred stocks	$1,308	$167	$167	$0	$0
Common stocks	1,703	101	83	18	0

Total	$3,011	$268	$250	$18	$0

     The estimated fair value and unrealized loss for all fixed income and equity securities in a temporary unrealized loss position as of March 31, 2005 are as follows :

	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$11,036	$194	$5,293	$220	$16,329	$414

Obligations of states and political subdivisions	20,308	370	11,872	344	32,180	714

Corporate securities	15,891	487	1,433	36	17,324	523

Mortgage-backed securities	16,494	248	6	268	16,500	516

Total fixed maturities	63,729	1,299	18,604	868	82,333	2,167

Preferred stocks	1,308	167	0	0	1,308	167
Common stocks	1,703	101	0	0	1,703	101

Total equity securities	3,011	268	0	0	3,011	268

Total securities in a temporary unrealized loss position	$66,740	$1,567	$18,604	$868	$85,344	$2,435

     The unrealized losses on fixed maturity investments were primarily due to changes in the interest rate environment. The Company has 33 fixed maturity securities which have been in an unrealized loss position for more than twelve months. Of the 33 fixed maturity securities with unrealized losses greater than twelve months, 29 have fair values greater than 96% of cost, with three greater than 92% and one greater than 78%. The Company has reviewed these securities and believes these declines are temporary.

     There are 12 equity securities that are in an unrealized loss position on March 31, 2005. Eleven of these securities have been in an unrealized loss position for less than six months. The remaining equity security has been in an unrealized loss position for less than twelve months. The Company has reviewed these securities and believes these declines are temporary.

     Results of our Commercial Lines segment were as follows:

2005 vs. 2004 Commercial lines (CL)
(Dollars in thousands)	2005	2004	Change	% Change

CL Direct premiums written	$8,935	$8,644	$291	3.4%
CL Net premiums written	$7,955	$7,708	$247	3.2%
CL Net premiums earned	$9,181	$8,025	$1,156	14.4%

CL Loss / LAE expense ratio (GAAP)	45.5%	28.0%	17.5%
CL Expense ratio (GAAP)	47.5%	44.1%	3.4%
CL Combined ratio (GAAP)	93.0%	72.1%	20.9%

     Our commercial lines direct premiums written increased by $291,000, or 3.4% in the first quarter of 2005 as compared to the same period in 2004, and our commercial lines net written premiums increased $247,000, or 3.2%. Our premiums written growth rates reflect both a more competitive marketplace as well as the seasonality inherent in our renewals. We continue to focus our growth goals on the commercial lines book, working with our agents to target classes of business within our underwriting appetite, which includes certain types of religious institution risks, small business risks and property risks.

     In the commercial lines segment for the first quarter of 2005, we had an underwriting gain of $639,000, a GAAP combined ratio of 93.0%, a GAAP loss and loss adjustment expense ratio of 45.5% and a GAAP underwriting expense ratio of 47.5%, compared to an underwriting gain of $2.2 million, a GAAP combined ratio of 72.1%, a GAAP loss and loss adjustment expense ratio of 28.0% and an underwriting expense ratio of 44.1% for the same period in 2004. Our commercial lines loss ratio for the first quarter of 2005 was impacted adversely by a modestly higher amount of large fire losses as compared to the first quarter of 2004.

     Results of our Personal Lines segment were as follows:

2005 vs. 2004 Personal lines (PL)
(Dollars in thousands)	2005	2004	Change	% Change

PL Direct premiums written	$5,305	$5,689	$(384)	(6.7)%
PL Net premiums written	$5,206	$5,211	$(5)	(0.1)%
PL Net premiums earned	$5,932	$5,837	$95	1.6%

PL Loss / LAE expense ratio (GAAP)	59.7%	104.1%	(44.4)%
PL Expense ratio (GAAP)	42.1%	41.1%	1.0%
PL Combined ratio (GAAP)	101.8%	145.2%	(43.4)%

     In the personal lines segment for the first quarter of 2005, we had an underwriting loss of $106,000, a GAAP combined ratio of 101.8%, a GAAP loss and loss adjustment expense ratio of 59.7% and a GAAP underwriting expense ratio of 42.1%, compared to an underwriting loss of $2.6 million, a GAAP combined ratio of 145.2%, a GAAP loss and loss adjustment expense ratio of 104.1% and a GAAP underwriting expense ratio of 41.1% for the first quarter of 2004.

     The personal lines performance in the first quarter of 2005 was impacted by a significantly lower frequency of losses and by a lower severity of losses as compared to the first quarter of 2004. The 2004 losses were significantly higher than usual, and were attributable to harsh weather conditions which resulted in a high number of losses from frozen pipes, structural collapses, more frequent automobile losses and accidents, and other losses of the type caused by an extended period of harsh weather.

     Besides the more moderate weather in the first quarter of 2005, the personal lines book benefited from the underwriting initiatives undertaken in both the homeowners and Pennsylvania personal automobile lines in the last two years. These initiatives included the reclassification of certain homeowners risks from our preferred program to our standard program, resulting in a higher premium, as well as modified underwriting standards related to the types of Pennsylvania personal automobile risks the Company will write. The Company is seeking a rate increase for the homeowners line in New Jersey, based on an MSO form, which, if approved, will result in an increase in premiums written for this line.

     Although the Company expects to continue growing its personal lines book, it will continue to devote greater focus to growth in the commercial lines book.

2005 vs. 2004 Expenses and expense ratio
(Dollars in thousands)	2005	2004	Change	% Change

Amortization of DAC	$3,899	$3,863	$36	0.9%
As a % of net premiums earned	25.8%	27.9%	(2.1)%
Other underwriting expenses	2,958	2,070	888	42.9%
Total expenses excluding losses/LAE	$6,857	$5,933	$924	15.6%

Underwriting expense ratio	45.4%	42.8%	2.6%	N/M
(N/M means “not meaningful”)

     Underwriting expenses increased by $924,000, or 15.6%, to $6.9 million for the first quarter of 2005, as compared to the same period in 2004. This increase was principally attributable to an increase in other underwriting expenses, growth in commissions resulting from higher earned premium volume, and increased charges relating to corporate expenses and compensation expenses, including bonuses and agents profit-sharing, which were at higher levels than the first quarter of 2004. In 2005, the Company had pre-tax costs associated with Sarbanes – Oxley compliance of $242,000, and pre-tax costs of $159,000 associated with grants of restricted stock, for both of which there were no costs in the first quarter of 2004.

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

     In the first quarter of 2004, a disputed retaliatory tax assessment was paid, leaving an unneeded accrual of $300,000 which was then reversed and served to reduce premium tax expense accordingly. This reversal, when offset against otherwise accruing retaliatory tax, resulted in a negative retaliatory expense of $139,000 in the first quarter of 2004.

     In the third quarter of 2004, we began renewing most of our New Jersey policies in our Mercer Insurance Company of New Jersey, Inc. subsidiary, thus eliminating the Company’s liability for retaliatory premium taxes. Accordingly, the results for the first quarter of 2005 do not reflect any expense for retaliatory taxes, as compared to the negative expense described above which was included in the results for the first quarter of 2004. See the Liquidity and Capital Resources section for additional information regarding the retaliatory tax matter.

2005 vs. 2004 Income taxes
(Dollars in thousands)	2005	2004	Change	% Change

Income before income taxes	$1,380	$269	$1,111	N/M
Income taxes	387	40	347	N/M
Net income	$993	$229	$764	N/M
Effective tax rate	28.0%	14.9%	13.1%
(N/M means “not meaningful”)

Federal income tax expense was $387,000 for the first quarter of 2005, an effective rate of 28.0%, compared to $40,000, or an effective rate of 14.9%, in the same period in 2004. The increase in the effective tax rate in 2005 is primarily attributable to the fact that tax-exempt investment income and dividend income (which reduce the effective tax rate) represented a smaller percentage of net income in 2005 than in 2004, with ordinary income taxed at the higher regular rates representing a larger portion of the 2005 income.

LIQUIDITY AND CAPITAL RESOURCES

     Our insurance companies generate sufficient funds from their operations to meet their obligations and to maintain a high degree of liquidity in their investment portfolios. The primary source of funds to meet the demands of claim settlements and operating expenses are premium collections, investment earnings and maturing investments. Mercer Insurance Company in 2004 completed an expansion of its facilities in Pennington, New Jersey, at a cost of at $2.9 million. These improvements are fully paid for and will not require any further use of operating cash flow.

     We are also in the process of building an information system platform that will allow our producers to conduct their business through the Internet. As of March 31, 2005, we have spent $3.2 million on the development of this platform, which includes license fees for software used in the platform. It is anticipated to be completed in mid 2006, at an additional cost of $1.0 million. Mercer Insurance Company possesses sufficient resources for these future expenditures without incurring any debt.

     Our insurance companies maintain investment and reinsurance programs that are intended to provide sufficient funds to meet their obligations without forced sales of investments. They ladder the maturity of their portfolios and thereby maintain a portion of their investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

     The principal source of liquidity for Mercer Insurance Group is the net proceeds it retained from the Conversion stock offering, and dividend payments (when allowed by regulators) and other fees received from Mercer Insurance Company or other subsidiaries (but see below the description of the proposed acquisition) . For a period of three years after the Conversion (which took place on December 15, 2003), Mercer Insurance Company may not declare or pay any dividend to Mercer Insurance Group without the approval of the Pennsylvania Insurance Department. After this three-year period, Mercer Insurance Company will be restricted by the insurance laws of Pennsylvania as to the amount of dividends or other distributions it may pay to its holding company. Under Pennsylvania law, there is a maximum amount that may be paid by Mercer Insurance Company during any twelve-month period after notice to, but without prior approval of, the Pennsylvania Insurance Department. This limit is the greater of 10% of Mercer Insurance Company’s statutory surplus as reported on its most recent annual statement filed with the Pennsylvania Insurance Department, or the net income of Mercer Insurance Company for the period covered by such annual statement.

     If the dividend restrictions imposed on Mercer Insurance Company related to the Conversion were not in effect, then as of December 31, 2004, the amounts available for payment of dividends from Mercer Insurance Company in 2005, without the prior approval of the Pennsylvania Insurance Department would have been approximately $6.2 million. Similar restrictions apply to the insurance subsidiaries of Mercer Insurance Company and their ability to pay dividends upstream to it.

     Total assets decreased 4.6%, or $8.4 million to $172.9 million, at March 31, 2005 from December 31, 2004. Cash balances were reduced $5.9 million from December 31, 2004 amounts, to $10.4 million, due to the payment of seasonally higher obligations due in the first quarter, including agent’s profit sharing, reinsurance premiums, employees retirement and bonus plan funding, and other similar items, as well as the repurchase of Company stock during the quarter for $3.2 million. Decreased premium volume (as compared to the fourth quarter of 2004) drove decreases in premium receivables of $1.8 million, or 15.6%, deferred policy acquisition costs of $268,000, or 3.3%, and prepaid reinsurance premiums of $119,000, or 7.6%. Reinsurance receivables increased $953,000, or 37.6%, due principally to a decrease in ceded balances payable. Investments decreased $1.3 million, or 1.0%, to $123.8 million, principally as a result of market value changes. Other assets increased $203,000, or 18.3%, to $1.3 million, principally due to receivables in connection with the sale of investment securities.

     Total liabilities decreased 16.2%, or $5.0 million, in the first quarter of 2005, to $75.8 million. Decreased premium volume is primarily responsible for the decrease in unearned premium reserves of $2.1 million, or 6.1% and the decrease in other reinsurance balances of 203,000 or 23.6%. Loss and loss expense reserves were relatively unchanged from December 31, 2004.

     Total stockholders’ equity decreased by $3.4 million, or 3.4%, due principally to the purchase of treasury stock during the first quarter in the amount of $3.2 million. Unrealized gains on the investment portfolio decreased $1.5 million (after tax), due principally to changes in the value of the Company’s equities portfolio, and retained earnings grew by the amount of net income, or $993,000.

     The Company maintains an ESOP, which purchased 626,111 shares from the Company at the time of the Conversion in return for a note bearing interest at 4% on the principal amount of $6,261,110. Mercer Insurance Company makes annual contributions to the ESOP sufficient for it to make its required annual payment under the terms of the loan from the Company. It is anticipated that approximately 10% of the original ESOP shares will be allocated annually to employee participants of the ESOP. An expense charge will be booked ratably during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of the Company’s stock at the time the commitment to allocate the shares is accrued and recognized. The issuance of the shares to the ESOP was fully recognized in the Additional Paid-in Capital account at Conversion, with a contra account entitled Unearned ESOP Shares established in the Stockholders’ Equity section of the balance sheet for the unallocated shares at an amount equal to their original per-share purchase price.

     Mercer Insurance Group, Inc. adopted a stock-based incentive plan at its 2004 annual meeting of shareholders. Pursuant to that plan, Mercer Insurance Group may issue a total of 876,555 shares, which amount will increase automatically each year by 1% of the number of shares outstanding at the end of the preceding year. The fair market value of any common stock used for restricted stock awards will initially represent unearned compensation, and will be amortized ratably. As Mercer Insurance Group accrues compensation expense to reflect the vesting of such shares, unearned compensation will be reduced accordingly. This compensation expense will be deductible for federal income tax purposes upon vesting under current law. During 2004, the Company made grants of 215,000 shares of restricted stock, grants of 173,000 Incentive Stock Options, and grants of 364,700 non-qualified stock options. In 2005, 7,500 shares of restricted stock and 18,500 stock options were forfeited.

     On October 20, 2004, the Company’s Board of Directors authorized the repurchase of up to 250,000 additional shares of its common stock (in addition to the 250,000 share repurchase authorized June 16, 2004 and previously completed). The repurchase of the additional 250,000 shares was completed on March 2, 2005. The repurchased shares will be held as treasury shares available for issuance in connection with Mercer Insurance Group’s 2004 Stock Incentive Plan. In the aggregate, 500,000 shares have been repurchased since the Conversion, at an aggregate cost of $6.3 million, or $12.53 per share, with 2005 purchases totaling $3.2 million, or $13.18 per share.

In connection with a continuing retaliatory tax controversy, in 2003 and 2004 the Company paid an aggregate of $3.2 million, plus interest, to the New Jersey Division of Taxation (the “Division”) in retaliatory tax. The retaliatory tax generally is imposed on foreign insurers when the foreign company’s home state (i.e., its state of incorporation or domicile) has a higher rate of premium tax than the state imposing the tax, in this case New Jersey. The payments were made in response to notices of deficiency issued by the Division to the Company.

In conjunction with making such payments, the Company filed notices of protest with the Division with respect to the retaliatory tax imposed. The basis for the protests was that the Division’s imposition of the retaliatory tax was unconstitutional and based on an incorrect interpretation of the law which denied the Company the ability to take advantage of New Jersey’s premium tax cap, which limits the premiums tax to the lesser of the Company’s New Jersey premiums or 12.5 percent of the Company’s total premiums received from both New Jersey and out-of-state policyholders. The protests currently are pending with the Division’s Conferences and Appeals branch.

Concurrent with the processing of the Company’s protests of the retaliatory tax, other foreign insurers have been litigating virtually identical issues in New Jersey courts. On March 9, 2005, the Appellate Division of the New Jersey Superior Court reversed a decision of the New Jersey Tax Court that had sustained the Division’s imposition of the retaliatory tax against a foreign insurer. The Division has since appealed the decision of the Appellate Division to the New Jersey Supreme Court, which must decide whether it will grant the Division’s request to take the case before it decides the substantive issues. The Company expects that the Division’s ruling on the Company’s protest will be based on the ultimate resolution of the case now being appealed to the New Jersey Supreme Court. It is not known how the New Jersey Supreme Court will address this case, and therefore the Company is unable to determine whether all, or any portion, of the retaliatory tax will be refunded. Any such refund would be reduced by related Federal Income Tax. Due to the contingencies involved, the Company has not accrued any refund of the retaliatory tax.

SUBSEQUENT EVENTS

The Company announced on May 2, 2005 that it has signed an Agreement and Plan of Merger for Mercer to acquire all the outstanding stock of Financial Pacific Insurance Group, Inc. for approximately $40.4 million in cash (the press release and agreement were filed on a Form 8-K on May 3, 2005). The transaction will be effected through a merger of a wholly owned subsidiary of Mercer into Financial Pacific. Consummation of the transaction between Mercer and Financial Pacific is subject to regulatory approval.

The acquisition will allow the Company to continue growing its commercial lines segment and to achieve product and geographic diversification through the acquisition of a specialty writer of commercial lines. Financial Pacific currently focuses on four western states and is licensed in another fifteen states outside the Company’s present focus areas.

As of and for the year ended December 31, 2004, Financial Pacific reported GAAP stockholders’ equity of $35.4 million, operating income of $4.6 million and net income of $5.9 million. In 2004, Financial Pacific generated approximately $107 million of direct premiums primarily in California, Nevada, Oregon and Arizona through approximately 300 independent agents.

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

OFF BALANCE SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS

     The Company was not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles at March 31, 2005 which would give rise to previously undisclosed market, credit or financing risk.

     The Company and its subsidiaries have no significant contractual obligations at March 31, 2005, other than its insurance obligations under its policies of insurance. Projected cash disbursements pertaining to these insurance obligations have not materially changed since December 31, 2004, and the Company expects to have the cash to pay these obligations as they come due.

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

     Credit Risk. The quality of our interest-bearing investments is generally good. Our fixed maturity securities at March 31, 2005 have an average rating of AA.

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

     There have been no material changes in market risk from the end of the most recent fiscal year ended December 31, 2004, and the information disclosed in connection therewith.

Item 4. Controls and Procedures

     Under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings.

     None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

			Total Number of Shares	Maximum Number of Shares
	Total Number	Average	Purchased as Part of Publicly	That May Yet Be Purchased
	of Shares	Price Paid	Announced Plans or Programs	Under The Plans or Programs
Period	Purchased	per Share	(Note 1)	(Note 1)
January 1-31, 2005	18,800	$13.36	18,800	224,700
February 1-28, 2005	None	N/A	N/A	224,700
March 1-31, 2005	224,700	$13.17	224,700	None
Total	243,500	$13.18	243,500	None

Note 1 – On October 20, 2004, the Company’s Board of Directors authorized the repurchase of up to 250,000 additional shares of its common stock (in addition to the 250,000 share repurchase authorized June 16, 2004 and previously completed). The repurchase of the additional 250,000 shares was completed on March 2, 2005 (6,500 of the shares were repurchased in 2004, and 243,500 of the shares were repurchased in 2005). The repurchased shares will be held as treasury shares available for issuance in connection with Mercer Insurance Group’s 2004 Stock Incentive Plan. In the aggregate, 500,000 shares have been repurchased since the Conversion, at an aggregate cost of $6.3 million, or $12.53 per share.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to Vote of Security Holders

(a)	The Company held its Annual Meeting of Shareholders on April 20, 2005.

(b)	The names of each director elected at the Annual Meeting of Shareholders are as follows:

	No. of Votes	No. of Votes	No. of Votes	Broker
	For	Withheld	Abstaining	Non-Votes
Roland D. Boehm	6,122,323	48,550	0	0
H. Thomas Davis, Jr.	5,921,749	249,124	0	0
William V.R. Fogler	5,918,609	252,264	0	0

     The following directors are serving terms of office that continue through 2006 and 2007, as noted:

Year Term
Director	Expires
William C. Hart	2006
Richard U. Niedt	2006
Richard G. Van Noy	2006
Andrew R. Speaker	2007
George T. Hornyak, Jr.	2007
Samuel J. Malizia	2007

(c)	One additional proposal was submitted for a vote, with the following results:

	No. of Votes	No. of Votes	No. of Votes	Broker
	For	Against	Abstaining	Non-Votes
Ratification of the appointment of KPMG LLP as independent registered public accounting firm of the Company for the year ending December 31, 2005.	6,114,306	45,710	10,857	0

Item 5. Other Information

     None

Item 6. Exhibits

     Exhibits

Exhibit No.	Title
3.1	Articles of Incorporation of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Pre-effective Amendment No. 3 on Form S-1, SEC File No. 333-104897.)

3.2	Bylaws of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2003.)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INSURANCE GROUP, INC. (Registrant)
Dated: May 10, 2005	By:	/s/ Andrew R. Speaker
Andrew R. Speaker,
President and Chief Executive Officer

Dated: May 10, 2005	By:	/s/ David B. Merclean
David B. Merclean,
Chief Financial Officer