Form 10-Q
period 2005-06-30
MERCER INSURANCE GROUP INC
filed 2005-08-09
CIK 1050690

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2005,
or
Transition report pursuant to Section 13 or 15(d) Of the Exchange Act for the Transition Period from ______________ to ______________
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of July 21,2005

COMMON STOCK (No Par Value)	6,556,670

(Title of Class)	(Outstanding Shares)

Exhibit No.	Title
3.1	Articles of Incorporation of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Pre-effective Amendment No. 3 on Form S-1, SEC File No. 333-104897.)

3.2	Bylaws of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2003.)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
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
     These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company’s control). The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:
•	future economic conditions in the regional and national markets in which the Company competes which are less favorable than expected;

•	the effects of weather-related and other catastrophic events;

•	the concentration of insured accounts in New Jersey and Pennsylvania;

•	the effect of legislative, judicial, economic, demographic and regulatory events in the two states in which we do business;

•	the continuation of an A.M. Best rating in the Excellent category;

•	the ability to enter new markets successfully and capitalize on growth opportunities either through acquisitions or the expansion of our producer network;

•	the ability to obtain regulatory approval for an acquisition, to close the transaction, and to successfully integrate an acquisition and its operations.

•	financial market conditions, including, but not limited to, changes in interest rates and the stock markets causing a reduction of investment income or investment gains, an acceleration of the amortization of deferred policy acquisition costs, reduction in the value of our investment portfolio or a reduction in the demand for our products;

•	the impact of acts of terrorism and acts of war;

•	the effects of terrorist related insurance legislation and laws;

•	inflation;

•	the cost, availability and collectibility of reinsurance;

•	estimates and adequacy of loss reserves and trends in losses and loss adjustment expenses;

•	heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new and existing competitors;

•	changes in the coverage terms selected by insurance customers, including higher deductibles and lower limits;

•	our inability to obtain regulatory approval of, or to implement, premium rate increases;

•	the potential impact on our reported net income that could result from the adoption of future accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies;

•	inability to carry out marketing and sales plans, including, among others, development of new products or changes to existing products and acceptance of the new or revised products in the market;

•	unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations;

•	adverse litigation or arbitration results;

•	the ability to carry out our business plans; or

•	adverse changes in applicable laws, regulations or rules governing insurance holding companies and insurance companies, and environmental, tax or accounting matters including limitations on premium levels, increases in minimum capital and reserves, and other financial viability requirements, and changes that affect the cost of, or demand for our products.
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

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
	(Unaudited)
ASSETS
Investments:
Fixed income securities, available-for-sale, at fair value (amortized cost of $81,162 and $101,102, respectively)	$80,593	$100,657
Equity securities, at fair value (cost of $14,941 and $16,145, respectively)	21,855	24,447
Short-term investments, at cost, which approximates fair value	22,486	—

Total investments	124,934	125,104
Cash and cash equivalents	10,000	16,289
Premiums receivable	12,212	11,217
Reinsurance receivables	3,105	2,534
Prepaid reinsurance premiums	1,578	1,573
Deferred policy acquisition costs	8,307	8,014
Accrued investment income	800	1,044
Property and equipment, net	9,698	9,718
Goodwill	4,673	4,673
Other assets	1,568	1,112

Total assets	$176,875	$181,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Losses and loss adjustment expenses	$35,678	$36,028
Unearned premiums	33,978	34,007
Accounts payable and accrued expenses	5,122	7,739
Other reinsurance balances	982	861
Other liabilities	1,605	1,089
Deferred income taxes	538	1,146

Total liabilities	77,903	80,870

Stockholders’ Equity:
Preferred stock, no par value, authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value, authorized 15,000,000 shares, issued 7,058,233 shares, outstanding 6,431,975 and 6,344,844 shares	—	—
Additional paid-in capital	67,716	67,651
Accumulated other comprehensive income:
Unrealized gains in investments, net of deferred income taxes	4,188	5,186
Retained earnings	39,934	37,876
Unearned restricted stock compensation	(1,884)	(2,242)
Unearned ESOP shares	(4,698)	(5,009)
Treasury stock, at cost, 501,563 and 256,500 shares	(6,284)	(3,054)

Total stockholders’equity	98,972	100,408

Total liabilities and stockholders’ equity	$176,875	$181,278

See accompanying notes to condensed consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
Six Months Ended June 30, 2005 and 2004

	2005	2004
	(Dollars in thousands, except
	shares and per share data)
	(Unaudited)
Revenue:
Net premiums earned	$29,975	$27,585
Investment income, net of expenses	1,484	1,294
Net realized investment gains	97	99
Other revenue	172	180

Total revenue	31,728	29,158

Expenses:
Losses and loss adjustment expenses	15,034	14,930
Amortization of deferred policy acquisition costs (related party amounts of $634 and $663, respectively)	7,801	7,642
Other expenses	6,021	4,839

Total expenses	28,856	27,411

Income before income taxes	2,872	1,747
Income taxes	814	447

Net income	$2,058	$1,300

Earnings per common share:
Basic	$0.35	$0.21
Diluted	$0.33	$0.21
Weighted average shares:
Basic	5,939,968	6,297,886
Diluted	6,172,231	6,315,606
See accompanying notes to condensed consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
Three Months Ended June 30, 2005 and 2004

	2005	2004
	(Dollars in thousands, except
	shares and per share data)
	(Unaudited)
Revenue:
Net premiums earned	$14,862	$13,723
Investment income, net of expenses	740	626
Net realized investment gains	80	196
Other revenue	87	88

Total revenue	15,769	14,633

Expenses:
Losses and loss adjustment expenses	7,312	6,607
Amortization of deferred policy acquisition costs (related party amounts of $316 and $346, respectively)	3,902	3,779
Other expenses	3,063	2,769

Total expenses	14,277	13,155

Income before income taxes	1,492	1,478
Income taxes	427	407

Net income	$1,065	$1,071

Earnings per common share:
Basic	$0.18	$0.17
Diluted	$0.17	$0.17
Weighted average shares:
Basic	5,877,160	6,305,669
Diluted	6,101,548	6,341,109
See accompanying notes to condensed consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Six months ended June 30, 2005
(Unaudited, dollars in thousands)

				Accumulated
			Additional	other		Unearned
	Preferred	Common	paid-in	comprehensive	Retained	restricted stock	Unearned	Treasury
	stock	stock	capital	income	Earnings	compensation	ESOP shares	stock	Total
Balance, December 31, 2004	$—	—	67,651	5,186	37,876	(2,242)	(5,009)	(3,054)	$100,408
Net income					2,058				2,058
Unrealized losses on securities:
Unrealized holding losses arising during period, net of related income tax benefit of $481				(934)					(934)
Less reclassification adjustment for (gains) included in net income, net of related income tax expense of $33				(64)					(64)

Other comprehensive loss									(998)

Comprehensive income									1,060

Forfeiture of restricted stock grant			(92)			92			—

Unearned restricted stock compensation			64			(64)			—
Amortization of restricted stock compensation						330			330
ESOP shares committed			93				311		404
Treasury stock purchased								(3,230)	(3,230)

Balance, June 30, 2005	$—	—	67,716	4,188	39,934	(1,884)	(4,698)	(6,284)	$98,972

See accompanying notes to condensed consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2005 and 2004

	2005	2004
	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$2,058	$1,300
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization of fixed assets	849	694
Net amortization of premium or (accretion of discount)	287	(69)
Amortization of restricted stock compensation	330	33
ESOP share commitment	404	395
Net realized investment gains	(97)	(99)
Deferred income tax	(93)	(77)
Change in assets and liabilities:
Premiums receivable	(995)	(1,067)
Reinsurance receivables	(571)	1,731
Prepaid reinsurance premiums	(5)	(93)
Deferred policy acquisition costs	(293)	(360)
Other assets	(212)	(353)
Losses and loss adjustment expenses	(350)	671
Unearned premiums	(29)	1,280
Other	(1,980)	(1,751)

Net cash (used) provided by operating activities	(697)	2,235

Cash flows from investing activities:
Purchase of fixed income securities, available-for- sale	(9,841)	(67,173)
Purchase of equity securities	(908)	(1,593)
Sale and maturity of fixed income securities, available-for-sale	29,083	22,814
Sale of equity securities	2,618	1,973
(Purchase) sale of short-term investments, net	(22,486)	38,601
Purchase of property and equipment, net	(828)	(2,816)

Net cash used by investing activities	(2,362)	(8,194)

Cash flows from financing activities:
Purchase of treasury stock	(3,230)	—

Net cash used by financing activities	(3,230)	—

Net decrease in cash and cash equivalents	(6,289)	(5,959)
Cash and cash equivalents at beginning of period	16,289	15,350

Cash and cash equivalents at end of period	$10,000	$9,391

Cash paid during the period for:
Interest	$21	$19
Income taxes	$1,050	$—
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

	Six months ended
	June 30,	June 30,
	2005	2004
	(In thousands,
	except per share data)
Net income, as reported	$2,058	$1,300
Plus: Stock-based employee compensation expense included in reported net income, net of related tax effects	218	22
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(461)	(44)

Pro forma net income	$1,815	$1,278

Basic earnings per share:
As reported	$0.35	$0.21
Pro forma	$0.31	$0.20
Diluted earnings per share:
As reported	$0.33	$0.21
Pro forma	$0.29	$0.20

	Three months ended
	June 30,	June 30,
	2005	2004
	(In thousands,
	except per share data)
Net income, as reported	$1,065	$1,071
Plus: Stock-based employee compensation expense included in reported net income, net of related tax effects	113	22

Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(228)	(44)

Pro forma net income	$950	$1,049

Basic earnings per share:
As reported	$0.18	$0.17
Pro forma	$0.16	$0.17
Diluted earnings per share:
As reported	$0.17	$0.17
Pro forma	$0.16	$0.17
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS 123, Accounting for Stock-Based Compensation.” SFAS 123(R) requires that the compensation cost related to share-based payment transactions be recognized in the financial statements. The compensation cost will be measured on the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the first fiscal year beginning after June 15, 2005. The impact of adopting SFAS No. 123(R) on net income and earnings per share is not expected to be materially different from the pro-forma amounts disclosed above, which includes all share-based payment transactions through June 30, 2005. The impact that any future share-based payment transactions will have on our financial position or results of operations is not currently known.
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
     In determining the results of each segment, assets are not allocated to segments and are reviewed in the aggregate for decision-making purposes.
     Financial data by segment is as follows for the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30
	2005	2004
	(In thousands)
Revenues:
Net premiums earned:
Commercial lines	$18,657	$15,855
Personal lines	11,318	11,730

Total net premiums earned	29,975	27,585

Net investment income	1,484	1,294
Realized investment gains	97	99
Other	172	180

Total revenues	31,728	29,158

Income before income taxes:
Underwriting income (loss):
Commercial lines	1,644	3,504
Personal lines	(525)	(3,330)

Total underwriting income	1,119	174
Net investment income	1,484	1,294
Realized investment gains	97	99
Other	172	180

Income before income taxes	$2,872	$1,747

     Financial data by segment is as follows for the three months ended June 30, 2005 and 2004:

	Three Months Ended June 30
	2005	2004
	(In thousands)
Revenues:
Net premiums earned:
Commercial lines	$9,476	$7,830
Personal lines	5,386	5,893

Total net premiums earned	14,862	13,723

Net investment income	740	626
Realized investment gains	80	196
Other	87	88

Total revenues	15,769	14,633

Income before income taxes:
Underwriting income (loss):
Commercial lines	1,004	1,262
Personal lines	(419)	(694)

Total underwriting income	585	568
Net investment income	740	626
Realized investment gains	80	196
Other	87	88

Income before income taxes	$1,492	$1,478

(3) Reinsurance
     Premiums earned are net of amounts ceded of $4,103 and $4,329 for the six months ended June 30, 2005 and 2004, respectively, and $2,384 and $2,310 for the three months ended June 30, 2005 and 2004, respectively. Losses and loss adjustment expenses are net of amounts ceded of $905 and $294 for the six months ended June 30, 2005 and 2004 , respectively, and $585 and $(89) for the three months ended June 30, 2005 and 2004, respectively.
(4) Comprehensive Income
     The Company’s comprehensive income for the six month period ended June 30, 2005 and 2004 is as follows:

	Six Months ended
	June 30
	2005	2004
	(In thousands)
Net income	$2,058	$1,300
Other comprehensive income, net of tax:
Unrealized losses on securities:
Unrealized holding losses arising during period, net of related income tax benefit of $481, and $586	(934)	(1,138)
Less reclassification adjustment for gains included in net income, net of related income tax expense of $33 and $34	(64)	(65)

	(998)	(1,203)

Comprehensive Income	$1,060	$97

     The Company’s comprehensive income (loss) for the three month period ended June 30, 2005 and 2004 is as follows:

	Three Months ended
	June 30
	2005	2004
	(In thousands)
Net income	$1,065	$1,071
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains (losses) arising during period, net of related income tax (expense) benefit of $(290), and $950	563	(1,844)
Less reclassification adjustment for gains included in net income, net of related income tax expense of $27 and $67	(52)	(130)

	511	(1,974)

Comprehensive Income (loss)	$1,576	$(903)

(5) Stock-based Compensation
     The Company adopted the Mercer Insurance Group, Inc. 2004 Stock Incentive Plan (the Plan) on June 16, 2004. Awards may be made in the form of Incentive Stock Options, nonqualified stock options, restricted stock or any combination to employees and non-employee directors, except that non-employee directors are not eligible for grants of Incentive Stock Options. At adoption, the Plan initially limited to 250,000 the number of shares that may be awarded as restricted stock, and to 500,000 the number of shares for which incentive stock options may be granted. The total number of shares initially authorized in the Plan was 876,555 shares, with an annual increase equal to 1% of the shares outstanding at the end of each year. As of June 30, 2005, the Plan’s authorization has been increased under this feature to 944,597 shares. The Plan provides that stock options and restricted stock awards may include vesting restrictions and performance criteria at the discretion of the Compensation Committee of the Board of Directors. The term of options may not exceed ten years for incentive stock options, and ten years and 1 month for nonqualified stock options, and the option price may not be less than fair market value on the date of grant. The 2004 and 2005 grants have vesting periods of 3 or 5 years on restricted stock, incentive stock options, and nonqualified stock options.
     Information regarding fixed stock option activity in Mercer Insurance Group’s plan is presented below:

		Weighted Average
	Number	Exercise Price
	of shares	Per Share
Outstanding at December 31, 2004	537,700	$12.21
Granted – 2005	15,000	12.80
Exercised – 2005	0	0.00
Forfeited – 2005	18,500	12.21

Outstanding at June 30, 2005	534,200	$12.23

Exercisable at:
June 30, 2005	162,267	$12.21
Weighted-average remaining contractual life	9.0 years

     The per share weighted-average fair value of options granted during 2004 was $4.19, and for 2005 was $4.27. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004: dividend yield of 0%; expected volatility of 20.91%; risk-free interest rate of 4.73%, and an expected life of 6.5 years, and in 2005: dividend yield of 0%; expected volatility of 18.44%; risk-free interest rate of 4.04%, and an expected life of 7.5 years.
     Grants of 215,000 shares of restricted stock were awarded to employees and non-employee Directors in 2004, with a forfeiture of 7,500 shares in 2005. A grant of 5,000 shares was awarded to an employee in 2005. The weighted average price per share on the grant date in 2004 was $12.21 per share, and in 2005 was $12.80 per share.
(6) Earnings per Share
     The computation of basic and diluted earnings per share is as follows:

	Six months ended
	June 30,
	2005	2004
	(Dollars in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$2,058	1,300

Denominator for basic earnings per share – weighted-average shares outstanding	5,939,968	6,297,886
Effect of stock incentive plans	232,263	17,720

Denominator for diluted earnings per share	6,172,231	6,315,606

Basic earnings per share	$0.35	$0.21

Diluted earnings per share	$0.33	$0.21

	Three months ended
	June 30,
	2005	2004
	(Dollars in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$1,065	1,071

Denominator for basic earnings per share – weighted-average shares outstanding	5,877,160	6,305,669
Effect of stock incentive plans	224,388	35,440

Denominator for diluted earnings per share	6,101,548	6,341,109

Basic earnings per share	$0.18	$0.17

Diluted earnings per share	$0.17	$0.17

(7) Acquisitions
     The Company announced on May 2, 2005 that it has signed an Agreement and Plan of Merger for Mercer to acquire all the outstanding stock of Financial Pacific Insurance Group, Inc. for approximately $40.4 million in cash. The transaction will be effected through a merger of a wholly owned subsidiary of Mercer into Financial Pacific. Consummation of the transaction between Mercer and Financial Pacific is subject to regulatory approval, which is ongoing at June 30, 2005.
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
     Our income is principally derived from written premiums received from insureds in the commercial lines (businesses insured) and personal lines (individuals insured) segments, less the costs of underwriting the insurance policies, the costs of settling and paying claims reported on the policies, and from investment income reduced by investment expenses and gains or losses on holdings in our investment portfolio. Written premiums are the total amount of premiums billed to the policyholder less the amount of premiums returned, generally as a result of cancellations, during a policy period. Written premiums become premiums earned as the policy ages. In the absence of premium rate changes, if an insurance company writes the same number and mix of policies each year, written premiums and premiums earned will be equal, and the unearned premium reserve will remain constant. During periods of growth, the unearned premium reserve will increase, causing premiums earned to be less than written premiums. Conversely, during periods of decline, the unearned premium reserve will decrease, causing premiums earned to be greater than written premiums.
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
     Nevertheless, reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at June 30, 2005. Changes in estimates or differences between estimates and amounts ultimately paid are reflected in current operations. Loss reserving techniques and assumptions have been consistently applied during the periods presented.

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

Adjustment			Adjusted Loss and
Change in Loss and	Adjusted Loss and	Percentage Change in	Loss	Percentage Change
Loss Adjustment	Loss Reserves Net of	Stockholders’	Adjustment Reserves	in Stockholders’
Reserves Net of	Reinsurance as of	Equity as	Net of Reinsurance as of	Equity as of
Reinsurance	June 30, 2005	of June 30, 2005(1)	December 31, 2004	December 31, 2004 (1)
		(Dollars in thousands)
(10.0)%	29,457	2.2%	29,669	2.2%
(7.5)%	30,276	1.6%	30,493	1.6%
(5.0)%	31,094	1.1%	31,317	1.1%
(2.5)%	31,912	0.5%	32,141	0.5%
Base	32,730	—	32,965	—
2.5%	33,549	(0.5)%	33,789	(0.5)%
5.0%	34,367	(1.1)%	34,613	(1.1)%
7.5%	35,185	(1.6)%	35,437	(1.6)%
10.0%	36,003	(2.2)%	36,262	(2.2)%

(1)	Net of tax
     The property and casualty industry has incurred substantial aggregate losses from claims related to asbestos-related illnesses, environmental remediation, product and construction defect liability, mold, and other uncertain exposures. We have not experienced significant losses from these types of claims.
     The table below summarizes loss and loss adjustment reserves by major line of business:

	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Commercial lines:
Other Liability	$9,694	$9,374
Commercial multi-peril	6,515	5,441
Workers’ compensation	4,825	4,627
Commercial automobile	1,295	1,456
Fire, allied, inland marine	702	781

	23,031	21,679

Personal lines:
Homeowners	9,030	10,095
Personal automobile	2,109	2,283
Other liability	1,136	1,596
Fire, allied, inland marine	282	338
Workers’ compensation	90	37

	12,647	14,349

Total	$35,678	$36,028

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
          Our growth in premiums and underwriting results has been, and continue to be, influenced by market conditions. Pricing in the property and casualty insurance industry historically has been and remains cyclical. During a soft market cycle, price competition is prevalent, which makes it difficult to write and retain properly priced personal and commercial lines business. Our policy is to maintain disciplined underwriting and pricing standards during soft markets, declining business which is inadequately priced for its level of risk. The hard market and related pricing power of the early part of the current decade has given way to a much more competitive market recently, particularly in property exposures and package policies. This has resulted in slower premium growth than the Company has achieved in recent years.
Six months and three months ended June 30, 2005 compared to six months and three months ended June 30, 2004.
     The components of income for 2005 and 2004, and the change and percentage change from year to year, are shown in the charts below. The accompanying narrative refers to the statistical information displayed in the chart(s) immediately above the narrative.

Six months ended June 30,
2005 vs. 2004 Income
(Dollars in thousands)	2005	2004	Change	% Change
Commercial lines underwriting income	$1,644	$3,504	$(1,860)	(53.1)%
Personal lines underwriting loss	(525)	(3,330)	2,805	84.2%
Total underwriting income	1,119	174	945	543.1%
Net investment income	1,484	1,294	190	14.7%
Realized investment gains	97	99	(2)	(2.0)%
Other revenue	172	180	(8)	(4.4)%
Income before income taxes	2,872	1,747	1,125	64.4%
Income taxes	814	447	367	82.1%
Net income	$2,058	$1,300	$758	58.3%

Loss / LAE ratio (GAAP)	50.2%	54.1%	(3.9)%
Underwriting expense ratio (GAAP)	46.1%	45.3%	0.8%
Combined ratio (GAAP)	96.3%	99.4%	(3.1)%

Loss / LAE ratio (Statutory)	50.2%	54.2%	(4.0)%
Underwriting expense ratio (Statutory)	45.0%	43.6%	1.4%
Combined ratio (Statutory)	95.2%	97.8%	(2.6)%

Three months ended June 30,
2005 vs. 2004 Income
(Dollars in thousands)	2005	2004	Change	% Change
Commercial lines underwriting income	$1,004	$1,262	$(258)	(20.4)%
Personal lines underwriting loss	(419)	(694)	275	39.6%
Total underwriting income	585	568	17	2.9%
Net investment income	740	626	114	18.2%
Realized investment gains	80	196	(116)	(59.2)%
Other revenue	87	88	(1)	(1.1)%
Income before income taxes	1,492	1,478	14	0.9%
Income taxes	427	407	20	4.9%
Net income	$1,065	$1,071	$(6)	(0.6)%

Loss / LAE ratio (GAAP)	49.2%	48.2%	1.0%
Underwriting expense ratio (GAAP)	46.9%	47.7%	(0.8)%
Combined ratio (GAAP)	96.1%	95.9%	0.2%

Loss / LAE ratio (Statutory)	49.2%	48.2%	1.0%
Underwriting expense ratio (Statutory)	43.4%	45.5%	(2.1)%
Combined ratio (Statutory)	92.6%	93.7%	(1.1)%
     Charts and discussion relating to each of our reporting segments (commercial lines underwriting, personal lines underwriting, and the investments segment) follow below.
     Our underwriting performance improved significantly in the first six months of 2005, as compared to the similar period in 2004, driven by the absence of the severe weather which occurred in our operating territories in the first quarter of 2004, during which the Company had a significantly higher number of claims, particularly in personal lines. In 2005 the number of new claims is down substantially, however the Company has sustained a slightly elevated number of large property and casualty losses, principally in the commercial lines segment, which offset the improved claims frequency. The Company had an overall underwriting profit of $1.1 million in the first six months of 2005, as compared to an underwriting profit of $174,000 for the first six months of 2004. In the first six months of 2005 our GAAP combined ratio improved to 96.3% from 99.4%, and our statutory combined ratio improved to 95.2% from 97.8%. Our net investment income increased 14.7% to $1.5 million, primarily as a result of increased yields on short-term investments and in the fixed-income investment portfolio. Realized investment gains amounted to $97,000 in 2005, compared to a gain of $99,000 in 2004. Our other income, primarily service charges recorded on insurance premiums paid over the term of the policy instead of when the policy is issued, declined modestly in 2005.
     Underwriting income in the three months ended June 30, 2005 improved 2.9% to $585,000, with generally favorable claims frequency reflected in losses for both the 2004 and 2005 quarters. Net investment income in the quarter improved by 18% over the prior year to $740,000, due principally to the higher general level of interest rates.

Six months ended June 30,
2005 vs. 2004 Revenue
(Dollars in thousands)	2005	2004	Change	% Change
Direct premiums written	$32,735	$32,239	$496	1.5%
Net premiums written	29,941	28,773	1,168	4.1%
Net premiums earned	29,975	27,585	2,390	8.7%
Net investment income	1,484	1,294	190	14.7%
Realized investment gains	97	99	(2)	(2.0)%
Other Revenue	172	180	(8)	(4.4)%
Total Revenue	$31,728	$29,158	$2,570	8.8%

Three months ended June 30,
2005 vs. 2004 Revenue
(Dollars in thousands)	2005	2004	Change	% Change
Direct premiums written	$18,495	$17,906	$589	3.3%
Net premiums written	16,780	15,854	926	5.8%
Net premiums earned	14,862	13,723	1,139	8.3%
Net investment income	740	626	114	18.2%
Realized investment gains	80	196	(116)	(59.2)%
Other Revenue	87	88	(1)	(1.1)%
Total Revenue	$15,769	$14,633	$1,136	7.8%
     Total revenues for the six months of 2005 were up 8.8% over 2004 to $31.7 million. This increase was due primarily to a $2.4 million, or 8.7%, increase in net premiums earned in 2005, and a 14.7% increase in net investment income to $1.5 million. In the second quarter of 2005, as compared to the same period of 2004, total revenues were up 7.8% over 2004 to $15.8 million. This increase was due primarily to a $1.1 million, or 8.3%, increase in net premiums earned in 2005, and an 18.2% increase in net investment income to $740,000.
     In the first six months of 2005 direct premiums written increased 1.5% to $32.7 million, reflecting more competitive pricing in the marketplace and the Company’s reluctance to accept underwriting risks which are priced inappropriately. In the second quarter of 2005, as compared to the same quarter in the prior year, direct premiums written increased 3.3% to $18.5 million. Net premiums written for the six months and second quarter increased 4.1 % and 5.8%, respectively, to $29.9 million and $16.8 million, respectively. Net premiums earned for the six months and second quarter increased 8.7% and 8.3%, respectively, to $30.0 million and $14.9 million, respectively.
     Growth in Net Investment Income is discussed below.

Six months ended June 30,
2005 vs. 2004 Investment income and
realized gains
(Dollars in thousands)	2005	2004	Change	% Change
Fixed income securities	$1,845	$1,641	$204	12.4%
Dividends	209	203	6	3.0%
Cash, cash equivalents & other	260	169	91	53.8%
Gross investment income	2,314	2,013	301	15.1%
Investment expenses	(830)	(719)	111	15.4%
Net investment income	$1,484	$1,294	$190	14.7%

Realized losses on fixed income	$(410)	$(108)	$(302)	NM %
Realized gains on equities	507	207	300	NM %
Net realized gains	$97	$99	$(2)	NM%

(N/M means “not meaningful”)
     In the six months ended June 30, net investment income increased $190,000, or 14.7%, due principally to increased yields on the fixed income portfolio holdings and short-term investments, driven by higher interest rates on the shorter end of the yield curve. Effective January 1, 2004, the Company engaged a new investment management firm for its fixed income securities portfolio, whose responsibilites included investing the proceeds of the Conversion. Given a difficult interest rate environment and fixed income securities market, this was not largely completed until the second quarter of 2004. Consequently, a portion of the Conversion proceeds earned a short-term yield during much of the first six months of 2004 that was considerably lower than similar current yields.
     In implementing the investment policy guidelines and directions of the Investment Committee of the Board of Directors, the fixed income securities managers during 2004 changed the composition of the fixed income securities portfolio to be more heavily weighted in tax-exempt securities, industrial and miscellaneous fixed income securities, and mortgage-backed securities, and less heavily weighted towards U.S. government and government agencies fixed income securities, with a goal of increasing yields while continuing to maintain high credit qualities.
     Net realized gains for the first six months of 2005 were $97,000, as compared to $99,000 in the similar period in 2004. In 2005, net realized investment gains of $97,000 included gains on securities sales of $840,000, offset by losses on securities sales of $743,000. The losses from securities sales were comprised of $244,000 from the sale of fixed income securities, $98,000 from the sale of equities, and $401,000 from the writedown of securities determined to be other-than-temporarily impaired. These securities were written down to our estimate of fair market value at June 30, 2005.
     The following table summarizes the period of time that equity securities sold at a loss during 2005 had been in a continuous unrealized loss position:

	Fair
PERIOD OF TIME IN AN	Value on	Realized
UNREALIZED LOSS POSITION	Sale Date	Loss
	(In thousands)
0-6 months	$725	$98
7-12 months	—	—
More than 12 months	—	—

Total	$725	$98

     The equity securities sold at a loss had been expected to appreciate in value but after reevaluation were sold so that sale proceeds could be reinvested. Securities were sold due to a desire to reduce exposure to certain issuers and industries or in light of changing economic conditions.
     The following table summarizes the length of time equity securities with unrealized losses at June 30, 2005 have been in an unrealized loss position:

			Length of Unrealized Loss
	Fair	Unrealized	Less than	6 to 12	Over 12
June 30, 2005	Value	Losses	6 months	Months	Months
			(In thousands)
Equity securities:
Common stocks	$2,105	$136	$136	$0	$0

     The estimated fair value and unrealized loss for all fixed income and equity securities in a temporary unrealized loss position as of June 30, 2005 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$3,688	$43	$8,160	$138	$11,848	$181

Obligations of states and political subdivisions	2,405	12	9,829	67	12,234	79

Corporate securities	5,170	47	5,840	124	11,010	171

Mortgage-backed securities	13,852	58	5,825	70	19,677	128

Total fixed maturities	25,115	160	29,654	399	54,769	559

Common stocks	2,105	136	—	—	2,105	136

Total equity securities	2,105	136	—	—	2,105	136

Total securities in a temporary unrealized loss position	$27,220	$296	$29,654	$399	$56,874	$695

     The unrealized losses on fixed maturity investments were primarily due to changes in the interest rate environment. The Company has 29 fixed maturity securities which have been in an unrealized loss position for more than twelve months. Of the 29 fixed maturity securities with unrealized losses for more than twelve months, all have fair values greater than 97% of cost. The Company has reviewed these securities and believes these declines are temporary.

     There are 10 equity securities that are in an unrealized loss position on June 30, 2005. All of these securities have been in an unrealized loss position for less than six months. The Company has reviewed these securities and believes these declines are temporary.
Results of our Commercial Lines segment were as follows:

Six months ended June 30,
2005 vs. 2004 Commercial lines (CL)
(Dollars in thousands)	2005	2004	Change	% Change
CL Direct premiums written	$21,728	$20,076	$1,652	8.2%
CL Net premiums written	$19,611	$17,622	$1,989	11.3%
CL Net premiums earned	$18,657	$15,856	$2,801	17.7%

CL Loss / LAE expense ratio (GAAP)	42.4%	29.6%	12.8%
CL Expense ratio (GAAP)	48.8%	48.3%	0.5%
CL Combined ratio (GAAP)	91.2%	77.9%	13.3%

Three months ended June 30,
2005 vs. 2004 Commercial lines (CL)
(Dollars in thousands)	2005	2004	Change	% Change
CL Direct premiums written	$12,794	$11,432	$1,362	11.9%
CL Net premiums written	$11,656	$9,914	$1,742	17.6%
CL Net premiums earned	$9,476	$7,831	$1,645	21.0%

CL Loss / LAE expense ratio (GAAP)	39.3%	31.3%	8.0%
CL Expense ratio (GAAP)	50.1%	52.6%	(2.5)%
CL Combined ratio (GAAP)	89.4%	83.9%	5.5%
     In the first six months of 2005, our commercial lines direct premiums written increased by $1.7 million, or 8.2%, to $21.7 million, as compared to the same period in 2004. Commercial lines net written premium increased $2.0 million, or 11.3%, to $19.6 million in the same period, and net premiums earned increased $2.8 million, or 17.7%, to $18.7 million.
     In the second quarter of 2005, our commercial lines direct premiums written increased by $1.4 million, or 11.9%, to $12.8 million as compared to the same period in 2004. Commercial lines net written premium increased $1.7 million, or 17.6%, to $11.7 million in the same period, and net premiums earned increased $1.6 million, or 21.0%, to $9.5 million
     Our premiums written growth reflects the Company’s focus on growing the commercial lines book, while working within our underwriting standards. Growth rates in our commercial lines direct premiums written have declined recently as compared to recent years, due to a more competitive marketplace. Some of our classes of business, consisting generally of larger accounts, are more sensitive to competition then others.

Competitve pressures tend to be more moderate for our smaller accounts, with a higher retention rate and less pressure on the renewal premium. We continually work with our agents to target classes of business and accounts within our underwriting appetite, which includes certain types of religious institution risks, small business risks and property risks.
     In the commercial lines segment for the first six months of 2005, we had an underwriting gain of $1.6 million, a GAAP combined ratio of 91.2%, a GAAP loss and loss adjustment expense ratio of 42.4% and a GAAP underwriting expense ratio of 48.8%, compared to an underwriting gain of $3.5 million, a GAAP combined ratio of 77.9%, a GAAP loss and loss adjustment expense ratio of 29.6% and an underwriting expense ratio of 48.3% for the same period in 2004. Our commercial lines loss ratio for 2005 has been adversely affected by a modestly higher amount of large property and casualty losses as compared to the same period in 2004, however the volume of new claims in 2005 is generally favorable.
     In the commercial lines segment for the second quarter of 2005, we had an underwriting gain of $1.0 million, a GAAP combined ratio of 89.4%, a GAAP loss and loss adjustment expense ratio of 39.3% and a GAAP underwriting expense ratio of 50.1%, compared to an underwriting gain of $1.3 million, a GAAP combined ratio of 83.9%, a GAAP loss and loss adjustment expense ratio of 31.3% and an underwriting expense ratio of 52.6% for the same period in 2004
     Results of our Personal Lines segment were as follows:

Six months ended June 30,
2005 vs. 2004 Personal lines (PL)
(Dollars in thousands)	2005	2004	Change	% Change
PL Direct premiums written	$11,006	$12,162	$(1,156)	(9.5)%
PL Net premiums written	$10,329	$11,152	$(823)	(7.4)%
PL Net premiums earned	$11,318	$11,730	$(412)	(3.5)%

PL Loss / LAE expense ratio (GAAP)	63.0%	87.2%	(24.2)%
PL Expense ratio (GAAP)	41.6%	41.2%	0.4%
PL Combined ratio (GAAP)	104.6%	128.4%	(23.8)%

Three months ended June 30,
2005 vs. 2004 Personal lines (PL)
(Dollars in thousands)	2005	2004	Change	% Change
PL Direct premiums written	$5,701	$6,473	$(772)	(11.9)%
PL Net premiums written	$5,124	$5,940	$(816)	(13.7)%
PL Net premiums earned	$5,386	$5,892	$(506)	(8.6)%

PL Loss / LAE expense ratio (GAAP)	66.7%	70.5%	(3.8)%
PL Expense ratio (GAAP)	41.1%	41.3%	(0.2)%
PL Combined ratio (GAAP)	107.8%	111.8%	(4.0)%
     In the personal lines segment for the first six months of 2005, we had an underwriting loss of $525,000, a GAAP combined ratio of 104.6%, a GAAP loss and loss adjustment expense ratio of 63.0% and a GAAP underwriting expense ratio of 41.6%, compared to an underwriting loss of $3.3 million, a GAAP combined ratio of 128.4%, a GAAP loss and loss adjustment expense ratio of 87.2% and an underwriting expense ratio of 41.2% for the same period in 2004.
     In the personal lines segment for the second quarter of 2005, we had an underwriting loss of $419,000, a GAAP combined ratio of 107.8%, a GAAP loss and loss adjustment expense ratio of 66.7% and a GAAP underwriting expense ratio of 41.1%, compared to an underwriting loss of $694,000, a GAAP combined ratio of 111.8%, a GAAP loss and loss adjustment expense ratio of 70.5% and an underwriting expense ratio of 41.3% for the same period in 2004.
     The personal lines performance in the first six months of 2005 was affected by a significantly lower frequency of losses and by a lower severity of losses as compared to the first six months of 2004. The 2004 losses were significantly higher than usual, and were attributable to harsh weather conditions which resulted in a high number of losses from frozen pipes, structural collapses, more frequent automobile losses and accidents, and other losses of the type caused by an extended period of harsh weather.
     Besides the improved loss frequency resulting from the more moderate weather in the first six months of 2005, the personal lines book benefited from the underwriting initiatives undertaken in both the homeowners and Pennsylvania personal automobile lines in the last two years. These initiatives included the reclassification of certain homeowners risks from our preferred program to our standard program, resulting in a higher premium, as well as modified underwriting standards relating to the types of Pennsylvania personal automobile risks the Company will write. The Company will implement a rate increase for the homeowners line in New Jersey, commencing July 1, 2005, and anticipates an overall average rate increase of approximately 5%. The impact of the Company’s underwriting initiatives in its Pennsylvania personal automobile line has resulted in lower direct premium written, as contraction in the number of policies in certain tiers has occurred more quickly than premium expansion in the targeted tiers.
     Although the Company expects to continue growing its personal lines book, it will continue to devote greater focus to growth in the commercial lines book.
     The Company’s underwriting expenses were as follows:

Six months ended June 30,
2005 vs. 2004 Expenses and expense ratio
(Dollars in thousands)	2005	2004	Change	% Change
Amortization of DAC	$7,801	$7,642	$159	2.1%
As a % of net premiums earned	26.0%	27.7%	(1.7)%
Other underwriting expenses	6,021	4,839	1,182	24.4%
Total expenses excluding losses/LAE	$13,822	$12,481	$1,341	10.7%

Underwriting expense ratio	46.1%	45.3%	0.8%	N/M

(N/M means “not meaningful”)
     Underwriting expenses increased by $1.3 million, or 10.7%, to $13.8 million for the six months of 2005, as compared to the same period in 2004. This increase was principally attributable to an increase in other underwriting expenses, growth in commissions resulting from higher earned premium volume, and increased charges relating to corporate expenses and compensation expenses, including bonuses and agents profit-sharing, which were at higher levels than the first six months of 2004. In 2005, the Company had pre-tax costs associated with Sarbanes – Oxley compliance of $357,000, and pre-tax costs of $330,000 associated with grants of restricted stock, for which there were no costs and $33,000, respectively, in the first six months of 2004.
     The Company maintains an Agency Profit Sharing plan, which, in addition to base commissions, annually rewards agents for the growth and profitability of the business they produce while representing the Company. The additional commission is computed only on the aggregate growth and profitability of the book of business the agent produces each year. The Company does not have any marketing services agreements, placement services agreements, or similar arrangements.
     We are currently in the process of converting our information system, which is targeted for completion in mid 2006. When completed, we expect some costs to moderate as implementation costs and costs associated with operating dual systems end. These reduced costs will be offset by some higher staffing costs, but we also should be positioned to expand premium volume in the near term without material incremental expense because of increased processing capacity.
          In the first six months of 2004, a disputed retaliatory tax assessment was paid, leaving an unneeded accrual of $300,000 which was then reversed and served to reduce premium tax expense accordingly.
     In the third quarter of 2004, we began renewing most of our New Jersey policies in our Mercer Insurance Company of New Jersey, Inc. subsidiary, thus eliminating the Company’s liability for retaliatory premium taxes. Accordingly, the results for the first six months of 2005 do not reflect any expense for retaliatory taxes. See the Liquidity and Capital Resources section for additional information regarding retaliatory tax and the Company’s claim to recover previously paid retaliatory tax.
     The Company’s tax provision is as follows:

Six months ended June 30,
2005 vs. 2004 Income taxes
(Dollars in thousands)	2005	2004	Change	% Change
Income before income taxes	$2,872	$1,747	$1,125	N/M
Income taxes	814	447	367	N/M
Net income	$2,058	$1,300	$758	N/M
Effective tax rate	28.3%	25.6%	2.7%

(N/M means “not meaningful”)
Federal income tax expense was $814,000 for the first six months of 2005, an effective rate of 28.3%, compared to $447,000, or an effective rate of 25.6%, in the same period in 2004. The increase in the effective tax rate in 2005 is primarily attributable to the fact that tax-exempt investment income and dividend income (which reduce the effective tax rate) represented a smaller percentage of net income in 2005 than in 2004.
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

     We are also in the process of building an information system platform that will allow our producers to conduct their business through the Internet. As of June 30, 2005, we have spent $3.4 million on the development of this platform, which includes license fees for software used in the platform. It is anticipated to be completed in mid 2006, at an additional cost of approximately $1.0 million. Mercer Insurance Company possesses sufficient resources for these future expenditures without incurring any debt.
     Our insurance companies maintain investment and reinsurance programs that are intended to provide sufficient funds to meet their obligations without forced sales of investments. This requires them to ladder the maturity of their portfolios and thereby maintain a portion of their investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.
     The principal source of liquidity for Mercer Insurance Group is the net proceeds it retained from the Conversion stock offering (but see below the description of the proposed acquisition), dividend payments and other fees received from Mercer Insurance Company or other subsidiaries. For a period of three years after the Conversion (which took place on December 15, 2003), Mercer Insurance Company may not declare or pay any dividend to Mercer Insurance Group without the approval of the Pennsylvania Insurance Department (see below the description of the proposed acquisition). After this three-year period, Mercer Insurance Company will be limited by the insurance laws of Pennsylvania as to the amount of dividends or other distributions it may pay to its holding company. Under Pennsylvania law, there is a maximum amount that may be paid by Mercer Insurance Company during any twelve-month period after notice to, but without prior approval of, the Pennsylvania Insurance Department. This limit is the greater of 10% of Mercer Insurance Company’s statutory surplus as reported on its most recent annual statement filed with the Pennsylvania Insurance Department, or the net income of Mercer Insurance Company for the period covered by such annual statement.
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
     Total assets decreased 2.4%, or $4.4 million, to $176.9 million, at June 30, 2005 from December 31, 2004. Cash balances were reduced $6.3 million from December 31, 2004 amounts, to $10.0 million, due to the payment of seasonally higher obligations due in the first six months of 2005, including agent’s profit sharing, reinsurance premiums, employees retirement and bonus plan funding, and other similar items, as well as the repurchase of Company stock during the six months for $3.2 million. Increased premium volume drove increases in premium receivables of $1.0 million, or 8.9%, and deferred policy acquisition costs of $293,000, or 3.7%. Reinsurance receivables increased $571,000, or 22.5%, due principally to increased recoverables on large losses. Other assets increased $456,000, or 41.0%, to $1.6 million, due principally to costs capitalized in connection with the acquisition of Financial Pacific Insurance Group, Inc.
     Total liabilities decreased 3.7%, or $3.0 million, in the first six months of 2005, to $77.9 million. Loss and loss expense reserves and unearned premium reserves were relatively unchanged from December 31, 2004.
          Total stockholders’ equity decreased by $1.4 million, or 1.4%, due principally to the purchase of treasury stock during the first six months of 2005 in the amount of $3.2 million. Unrealized gains on the investment portfolio decreased $1.0 million (after tax), due principally to changes in the value of the Company’s equities portfolio, and retained earnings grew by the amount of net income, or $2.1 million.

     The Company maintains an ESOP, which purchased 626,111 shares from the Company at the time of the Conversion in return for a note bearing interest at 4% on the principal amount of $6,261,110. Mercer Insurance Company makes annual contributions to the ESOP sufficient for it to make its required annual payment under the terms of the loan to the Company. It is anticipated that approximately 10% of the original ESOP shares will be allocated annually to employee participants of the ESOP. An expense charge is booked ratably during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of the Company’s stock at the time the commitment to allocate the shares is accrued and recognized. The issuance of the shares to the ESOP was fully recognized in the Additional Paid-in Capital account at Conversion, with a contra account entitled Unearned ESOP Shares established in the Stockholders’ Equity section of the balance sheet for the unallocated shares at an amount equal to their original per-share purchase price.
     Mercer Insurance Group, Inc. adopted a stock-based incentive plan at its 2004 annual meeting of shareholders. Pursuant to that plan, Mercer Insurance Group may issue a total of 876,555 shares, which amount will increase automatically each year by 1% of the number of shares outstanding at the end of the preceding year. At June 30, 2005, the shares authorized under the plan has been increased under this provision to 944,597 shares. The fair market value of any common stock used for restricted stock awards will initially represent unearned compensation, and will be amortized ratably against earnings. As Mercer Insurance Group accrues compensation expense to reflect the vesting of such shares, unearned compensation will be reduced accordingly. This compensation expense will be deductible for federal income tax purposes upon vesting under current law. During 2004, the Company made grants of 215,000 shares of restricted stock, grants of 173,000 Incentive Stock Options, and grants of 364,700 non-qualified stock options. In 2005, 7,500 shares of restricted stock and 18,500 stock options were forfeited, and 5,000 shares of restricted stock and 15,000 Incentive Stock options were granted.
     On October 20, 2004, the Company’s Board of Directors authorized the repurchase of up to 250,000 additional shares of its common stock (in addition to the 250,000 share repurchase authorized June 16, 2004 and previously completed). The repurchase of the additional 250,000 shares was completed on March 2, 2005. The repurchased shares will be held as treasury shares available for issuance in connection with Mercer Insurance Group’s 2004 Stock Incentive Plan. In the aggregate, 500,000 shares have been repurchased since the Conversion, at an aggregate cost of $6.3 million, or $12.53 per share, with 2005 purchases totaling $3.2 million, or $13.18 per share. In addition, 1,563 shares of stock were repurchased from employees in order to pay the required tax withholdings on the first vesting of restricted stock under the stock incentive plan.
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
Concurrent with the processing of the Company’s protests of the retaliatory tax, other foreign insurers have been litigating virtually identical issues in New Jersey courts. On March 9, 2005, the Appellate Division of the New Jersey Superior Court reversed a decision of the New Jersey Tax Court that had sustained the Division’s imposition of the retaliatory tax against a foreign insurer. The Division has since appealed the decision of the Appellate

Division to the New Jersey Supreme Court, which has agreed to hear the case. The Company expects that the Division’s ruling on the Company’s protest will be based on the ultimate resolution of the case now being appealed to the New Jersey Supreme Court. It is not known how the New Jersey Supreme Court will address this case, and therefore the Company is unable to determine whether all, or any portion, of the retaliatory tax will be refunded. Any such refund would be reduced by related Federal Income Tax. Due to the contingencies involved, the Company has not accrued any refund of the retaliatory tax.
ACQUISITIONS
The Company announced on May 2, 2005 that it signed an Agreement and Plan of Merger for Mercer to acquire all the outstanding stock of Financial Pacific Insurance Group, Inc. for approximately $40.4 million in cash (the press release and agreement were filed on a Form 8-K on May 3, 2005). The transaction will be effected through a merger of a wholly owned subsidiary of Mercer into Financial Pacific. Consummation of the transaction between Mercer and Financial Pacific is subject to regulatory review and approval, which is ongoing as of June 30, 2005. The closing of the transaction is currently anticipated to take place late in the third quarter of 2005.
The acquisition will be made using the excess funds held by the holding company (Mercer Insurance Group, Inc.), as well as funds to be advanced to the holding company from Mercer Insurance Company in the form of both an extraordinary dividend as well as an intercompany loan. The short-term investments carried on the Company’s balance sheet at June 30, 2005 result from sales of securities undertaken to fund the acquisition. The Pennsylvania Insurance Department has already approved these two special transactions, subject to approval of the transaction by Financial Pacific’s primary regulator.
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
IMPACT OF INFLATION
          Inflation increases an insured’s need for property and casualty insurance coverage. Inflation also increases the cost of claims incurred by property and casualty insurers as property repairs, replacements and medical expenses increase. These cost increases reduce profit margins to the extent that rate increases are not implemented on an adequate and timely basis. We establish property and casualty insurance premiums levels before the amount of losses and loss expenses, or the extent to which inflation may affect these expenses, are known. Therefore, our insurance companies attempt to anticipate the potential impact of inflation when establishing rates, and if inflation is not adequately factored into rates, the rate increases will lag behind increases in loss costs resulting from inflation. Because inflation has remained relatively low in recent years, financial results have not been significantly affected by inflation.
          Inflation also often results in increases in the general level of interest rates, and, consequently, generally results in increased levels of investment income derived from our investments portfolio, although increases in investment income will generally lag behind increases in loss costs caused by inflation.
OFF BALANCE SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS

     The Company was not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles at June 30, 2005 which would give rise to previously undisclosed market, credit or financing risk.
     The Company and its subsidiaries have no significant contractual obligations at June 30, 2005, other than its insurance obligations under its policies of insurance. Projected cash disbursements pertaining to these insurance obligations have not materially changed since December 31, 2004, and the Company expects to have the cash to pay these obligations as they come due.
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
          Credit Risk. The quality of our interest-bearing investments is generally good. Our fixed maturity securities at June 30, 2005 have an average rating of AA.
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
Item 4. Controls and Procedures
     Under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings.
     None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	The Plans or
Period	Shares Purchased	per Share	Programs (Note 1)	Programs (Note 1)
April 1-30, 2005	0	N/A	N/A	None
May 1-31, 2005	0	N/A	N/A	None
June 1-30, 2005 (Note 1)	1,563	$12.80	0	None
Total	1,563	$12.80	0	None

Note 1 —	1,563 shares of the Company’s stock were purchased from employees in connection with the vesting of restricted stock and their need to satisfy the related tax withholding obligations.
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

MERCER INSURANCE GROUP, INC. (Registrant)

Dated: August 9, 2005	By:	/s/ Andrew R. Speaker

Andrew R. Speaker,
President and Chief Executive Officer

Dated: August 9, 2005	By:	/s/ David B. Merclean

David B. Merclean,
Chief Financial Officer