Form 10-Q
period 2005-09-30
MERCER INSURANCE GROUP INC
filed 2005-11-09
CIK 1050690

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2005,
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of October 31,2005

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
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Chief Executive Officer in accordance with Section 906
Certification of Chief Financial Officer in accordance with Section 906
(i)

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
     These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company’s control). The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:
•	future economic conditions in the regional and national markets in which the Company competes which are less favorable than expected;

•	the effects of weather-related and other catastrophic events;

•	the geographic concentration of insured accounts;

•	the effect of legislative, judicial, economic, demographic and regulatory events in the two states in which we do business as of September 30, 2005;

•	the continuation of an A.M. Best rating in the Excellent category;

•	the ability to enter new markets successfully and capitalize on growth opportunities either through acquisitions or the expansion of our producer network;

•	the ability to obtain regulatory approval for an acquisition, to close the transaction, and to successfully integrate an acquisition and its operations.

•	financial market conditions, including, but not limited to, changes in interest rates and the stock markets causing a reduction of investment income or investment gains, an acceleration of the amortization of deferred policy acquisition costs, reduction in the value of our investment portfolio or a reduction in the demand for our products;

•	the impact of acts of terrorism and acts of war;

•	the effects of terrorist related insurance legislation and laws;

•	inflation;

•	the cost, availability and collectibility of reinsurance;

•	estimates and adequacy of loss reserves and trends in losses and loss adjustment expenses;

•	heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new and existing competitors;

•	changes in the coverage terms selected by insurance customers, including higher deductibles and lower limits;

•	our inability to obtain regulatory approval of, or to implement, premium rate increases;

•	the potential impact on our reported net income that could result from the adoption of future accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies;

•	inability to carry out marketing and sales plans, including, among others, development of new products or changes to existing products and acceptance of the new or revised products in the market;

•	unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations;

•	adverse litigation or arbitration results;

•	the ability to carry out our business plans; or

•	adverse changes in applicable laws, regulations or rules governing insurance holding companies and insurance companies, and environmental, tax or accounting matters including limitations on premium levels, increases in minimum capital and reserves, and other financial viability requirements, and changes that affect the cost of, or demand for our products.
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

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
ASSETS	(Unaudited)
Investments:
Fixed income securities, available-for-sale, at fair value (amortized cost of $73,303 and $101,102, respectively)	$72,237	$100,657
Equity securities, at fair value (cost of $9,226 and $16,145, respectively)	15,398	24,447
Short-term investments, at cost, which approximates fair value	2,496	—

Total investments	90,131	125,104
Cash and cash equivalents	47,849	16,289
Premiums receivable	9,682	11,217
Reinsurance receivables	3,723	2,534
Prepaid reinsurance premiums	1,418	1,573
Deferred policy acquisition costs	8,012	8,014
Accrued investment income	739	1,044
Property and equipment, net	9,587	9,718
Goodwill	4,673	4,673
Other assets	2,515	1,394

Total assets	$178,329	$181,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Losses and loss adjustment expenses	$35,782	$36,028
Unearned premiums	32,585	34,007
Accounts payable and accrued expenses	6,341	7,739
Other reinsurance balances	1,129	861
Other liabilities	1,562	1,371
Deferred income taxes	321	1,146

Total liabilities	77,720	81,152

Stockholders’ Equity:
Preferred stock, no par value, authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value, authorized 15,000,000 shares, issued 7,058,233 shares, outstanding 6,447,757 and 6,344,844 shares	—	—
Additional paid-in capital	67,776	67,651
Accumulated other comprehensive income:
Unrealized gains in investments, net of deferred income taxes	3,371	5,186
Retained earnings	41,995	37,876
Unearned restricted stock compensation	(1,708)	(2,242)
Unearned ESOP shares	(4,541)	(5,009)
Treasury stock, at cost, 501,563 and 256,500 shares	(6,284)	(3,054)

Total stockholders’equity	100,609	100,408

Total liabilities and stockholders’ equity	$178,329	$181,560

See accompanying notes to condensed consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
Nine Months Ended September 30, 2005 and 2004

	2005	2004
	(Dollars in thousands, except per
	share data)
	(Unaudited)
Revenue:
Net premiums earned	$45,378	$41,617
Investment income, net of expenses	2,254	1,933
Net realized investment gains	1,273	439
Other revenue	256	266

Total revenue	49,161	44,255

Expenses:
Losses and loss adjustment expenses	21,596	21,103
Amortization of deferred policy acquisition costs (related party amounts of $947 and $936, respectively)	11,936	11,509
Other expenses	9,725	8,212

Total expenses	43,257	40,824

Income before income taxes	5,904	3,431
Income taxes	1,785	1,010

Net income	$4,119	$2,421

Earnings per common share:
Basic	$0.69	$0.39
Diluted	$0.67	$0.38
Weighted average shares:
Basic	5,939,436	6,287,602
Diluted	6,155,328	6,371,562
See accompanying notes to condensed consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
Three Months Ended September 30, 2005 and 2004

	2005	2004
	(Dollars in thousands, except per
	share data)
	(Unaudited)
Revenue:
Net premiums earned	$15,404	$14,032
Investment income, net of expenses	770	639
Net realized investment gains	1,175	340
Other revenue	84	86

Total revenue	17,433	15,097

Expenses:
Losses and loss adjustment expenses	6,562	6,173
Amortization of deferred policy acquisition costs (related party amounts of $313 and $310, respectively)	4,135	3,867
Other expenses	3,704	3,373

Total expenses	14,401	13,413

Income before income taxes	3,032	1,684
Income taxes	971	563

Net income	$2,061	$1,121

Earnings per common share:
Basic	$0.35	$0.18
Diluted	$0.34	$0.17
Weighted average shares:
Basic	5,938,388	6,267,258
Diluted	6,120,774	6,482,258
See accompanying notes to condensed consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine months ended September 30, 2005
(Unaudited, dollars in thousands)

				Accumulated
			Additional	other		Unearned	Uearned
	Preferred	Common	paid-in	comprehensive	Retained	restricted stock	ESOP	Treasury
	stock	stock	capital	income	Earnings	compensation	shares	stock	Total
Balance, December 31, 2004	$—	—	67,651	5,186	37,876	(2,242)	(5,009)	(3,054)	$100,408
Net income					4,119				4,119
Unrealized losses on securities:
Unrealized holding losses arising during period, net of related income tax benefit of $503				(975)					(975)
Less reclassification adjustment for (gains) included in net income, net of related income tax expense of $433				(840)					(840)

Other comprehensive loss									(1,815)

Comprehensive income									2,304

Forfeiture of restricted stock grant			(92)			92			—

Unearned restricted stock compensation			64			(64)			—
Amortization of restricted stock compensation						506			506
Tax benefit from stock compensation plan			11						11
ESOP shares committed			142				468		610
Treasury stock purchased								(3,230)	(3,230)

Balance, September 30, 2005	$—	—	67,776	3,371	41,995	(1,708)	(4,541)	(6,284)	$100,609

See accompanying notes to condensed consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2005 and 2004

	2005	2004
	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$4,119	$2,421
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization of fixed assets	1,325	1,087
Net amortization of premium	402	67
Amortization of restricted stock compensation	517	206
ESOP share commitment	610	581
Net realized investment gains	(1,273)	(439)
Deferred income tax	(120)	115
Change in assets and liabilities:
Premiums receivable	1,535	(77)
Reinsurance receivables	(1,189)	1,167
Prepaid reinsurance premiums	155	177
Deferred policy acquisition costs	2	(231)
Other assets	(1,098)	334
Losses and loss adjustment expenses	(246)	(34)
Unearned premiums	(1,422)	399
Other	(422)	(449)

Net cash provided by operating activities	2,895	5,324

Cash flows from investing activities:
Purchase of fixed income securities, available-for- sale	(17,814)	(74,287)
Purchase of equity securities	(1,020)	(2,532)
Sale and maturity of fixed income securities, available-for-sale	44,718	25,459
Sale of equity securities	9,701	2,857
(Purchase) sale of short-term investments, net	(2,496)	43,797
Purchase of property and equipment	(1,194)	(3,870)

Net cash provided (used by) investing activities	31,895	(8,576)

Cash flows from financing activities:
Purchase of treasury stock	(3,230)	(2,975)

Net cash used by financing activities	(3,230)	(2,975)

Net increase (decrease) in cash and cash equivalents	31,560	(6,227)
Cash and cash equivalents at beginning of period	16,289	15,350

Cash and cash equivalents at end of period	$47,849	$9,123

Cash paid during the period for:
Interest	$28	$35
Income taxes	$1,650	$—
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

	Nine months ended
	September 30,	September 30,
	2005	2004
	(In thousands,
	except per share data)
Net income, as reported	$4,119	$2,421
Plus: Stock-based employee compensation expense included in reported net income, net of related tax effects	334	136

Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(708)	(289)

Pro forma net income	$3,745	$2,268

Basic earnings per share:
As reported	$0.69	$0.39
Pro forma	$0.63	$0.36
Diluted earnings per share:
As reported	$0.67	$0.38
Pro forma	$0.61	$0.36

	Three months ended
	September 30,	September 30,
	2005	2004
	(In thousands,
	except per share data)
Net income, as reported	$2,061	$1,121
Plus: Stock-based employee compensation expense included in reported net income, net of related tax effects	116	114

Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(247)	(246)

Pro forma net income	$1,930	$989

Basic earnings per share:
As reported	$0.35	$0.18
Pro forma	$0.33	$0.16
Diluted earnings per share:
As reported	$0.34	$0.17
Pro forma	$0.32	$0.15
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS 123, Accounting for Stock-Based Compensation.” SFAS 123(R) requires that the compensation cost related to share-based payment transactions be recognized in the financial statements. The compensation cost will be measured on the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the first fiscal year beginning after June 15, 2005. The impact of adopting SFAS No. 123(R) on net income and earnings per share is not expected to be materially different from the pro-forma amounts disclosed above, which includes all share-based payment transactions through September 30, 2005. The impact that any future share-based payment transactions will have on our financial position or results of operations is not currently known.
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
     In determining the results of each segment, assets are not allocated to segments and are reviewed in the aggregate for decision-making purposes.

     Financial data by segment is as follows for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30
	2005	2004
	(In thousands)
Revenues:
Net premiums earned:
Commercial lines	$28,517	$24,150
Personal lines	16,861	17,467

Total net premiums earned	45,378	41,617

Net investment income	2,254	1,933
Realized investment gains	1,273	439
Other	256	266

Total revenues	49,161	44,255

Income before income taxes:
Underwriting income (loss):
Commercial lines	3,242	5,384
Personal lines	(1,121)	(4,591)

Total underwriting income	2,121	793
Net investment income	2,254	1,933
Realized investment gains	1,273	439
Other	256	266

Income before income taxes	$5,904	$3,431

     Financial data by segment is as follows for the three months ended September 30, 2005 and 2004:

	Three Months Ended
	September 30
	2005	2004
	(In thousands)
Revenues:
Net premiums earned:
Commercial lines	$9,860	$8,295
Personal lines	5,544	5,737

Total net premiums earned	15,404	14,032

Net investment income	770	639
Realized investment gains	1,175	340
Other	84	86

Total revenues	17,433	15,097

Income before income taxes:
Underwriting income (loss):
Commercial lines	1,599	1,880
Personal lines	(596)	(1,261)

Total underwriting income	1,003	619
Net investment income	770	639
Realized investment gains	1,175	340
Other	84	86

Income before income taxes	$3,032	$1,684

(3) Reinsurance
     Premiums earned are net of amounts ceded of $6,140 and $6,377 for the nine months ended September 30, 2005 and 2004, respectively, and $2,037 and $2,048 for the three months ended September 30, 2005 and 2004, respectively. Losses and loss adjustment expenses are net of amounts ceded of $1,862 and $451 for the nine months ended September 30, 2005 and 2004, respectively, and $957 and $157 for the three months ended September 30, 2005 and 2004, respectively.
(4) Comprehensive Income
     The Company’s comprehensive income for the nine month period ended September 30, 2005 and 2004 is as follows:

	Nine Months ended
	September 30
	2005	2004
	(In thousands)
Net income	$4,119	$2,421
Other comprehensive income, net of tax:
Unrealized( losses) gains on securities:
Unrealized holding (losses) gains arising during period, net of related income tax benefit (expense) of $503, and $(25)	(975)	49
Less reclassification adjustment for gains included in net income, net of related income tax expense of $433 and $149	(840)	(290)

	(1,815)	(241)

Comprehensive Income	$2,304	$2,180

     The Company’s comprehensive income for the three month period ended September 30, 2005 and 2004 is as follows:

	Three Months ended
	September 30
	2005	2004
	(In thousands)
Net income	$2,061	$1,121
Other comprehensive income, net of tax:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during period, net of related income tax benefit (expense) of $22, and $(611)	(41)	1,186
Less reclassification adjustment for gains included in net income, net of related income tax expense of $400 and $116	(776)	(224)

	(817)	962

Comprehensive Income	$1,244	$2,083

(5) Stock-based Compensation
     The Company adopted the Mercer Insurance Group, Inc. 2004 Stock Incentive Plan (the Plan) on June 16, 2004. Awards may be made in the form of Incentive Stock Options, nonqualified stock options, restricted stock or any combination to employees and non-employee directors, except that non-employee directors are not eligible for grants of Incentive Stock Options. At adoption, the Plan initially limited to 250,000 the number of shares that may be awarded as restricted stock, and to 500,000 the number of shares for which incentive stock options may be granted. The total number of shares initially authorized in the Plan was 876,555 shares, with an annual increase equal to 1% of the shares outstanding at the end of each year. As of September 30, 2005, the Plan’s authorization has been increased under this feature to 944,597 shares. The Plan provides that stock options and restricted stock awards may include vesting restrictions and performance criteria at the discretion of the Compensation Committee of the Board of Directors. The term of options may not exceed ten years for incentive stock options, and ten years and 1 month for nonqualified stock options, and the option price may not be less than fair market value on the date of grant. The 2004 and 2005 grants have vesting periods of 3 or 5 years on restricted stock, incentive stock options, and nonqualified stock options.
     Information regarding fixed stock option activity in Mercer Insurance Group’s plan is presented below:

		Weighted Average
	Number	Exercise Price
	of shares	Per Share
Outstanding at December 31, 2004	537,700	$12.21
Granted – 2005	15,000	12.80
Exercised – 2005	0	0.00
Forfeited – 2005	18,500	12.21

Outstanding at September 30, 2005	534,200	$12.23

Exercisable at:
September 30, 2005	162,267	$12.21
Weighted-average remaining contractual life	8.75 years

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
     Grants of 215,000 shares of restricted stock were awarded to employees and non-employee Directors in 2004, with a forfeiture of 7,500 shares in 2005. A grant of 5,000 shares was awarded in 2005. The weighted average price per share on the grant date in 2004 was $12.21 per share, and in 2005 was $12.80 per share.

(6) Earnings per Share
     The computation of basic and diluted earnings per share is as follows:

	Nine months ended
	September 30,
	2005	2004
	(Dollars in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$4,119	$2,421

Denominator for basic earnings per share – weighted-average shares outstanding	5,939,436	6,287,602
Effect of stock incentive plans	215,892	83,960

Denominator for diluted earnings per share	6,155,328	6,371,562

Basic earnings per share	$0.69	$0.39

Diluted earnings per share	$0.67	$0.38

	Three months ended
	September 30,
	2005	2004
	(Dollars in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$2,061	$1,121

Denominator for basic earnings per share – weighted-average shares outstanding	5,938,388	6,267,258
Effect of stock incentive plans	182,386	215,000

Denominator for diluted earnings per share	6,120,774	6,482,258

Basic earnings per share	$0.35	$0.18

Diluted earnings per share	$0.34	$0.17

(7) Subsequent Event — Acquisitions
     On October 1, 2005, the Company completed its acquisition of all the outstanding stock of Financial Pacific Insurance Group, Inc. for approximately $40.4 million in cash. Because this transaction closed after September 30, 2005, Financial Pacific’s results of operations are not included in the reported financial results. Financial Pacific is a specialty writer of commercial lines property and casualty insurance with a focus on business in four western states, and is licensed in 15 additional states. Financial Pacific provides products to a variety of commercial businesses in the contractor, manufacturing, retail, services and wholesaling businesses, among other businesses. The transaction was effected through a merger of a wholly owned subsidiary of Mercer into Financial Pacific.
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
     Mercer Insurance Company has applied for a license to write property and casualty insurance in New York. When licensed in that state, Mercer Insurance Company will initially write business which supports existing accounts, and may introduce in that state specialty programs for select religious institutions and habitational risks. After October 1, 2005, through its new subsidiary Financial Pacific Insurance Company, the Company will be writing business in the California, Arizona, Nevada and Oregon, and will be licensed in 15 additional states.
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
     Nevertheless, reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at September 30, 2005. Changes in estimates or differences between estimates and amounts ultimately paid are reflected in current operations. Loss reserving techniques and assumptions have been consistently applied during the periods presented.
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

Adjustment	Adjusted Loss and
Change in Loss and	Loss Reserves Net of	Percentage Change in	Adjusted Loss and Loss	Percentage Change
Loss Adjustment	Reinsurance as of	Stockholders’ Equity as	Adjustment Reserves	in Stockholders’
Reserves Net of	September 30,	of September 30,	Net of Reinsurance as of	Equity as of
Reinsurance	2005	2005(1)	December 31, 2004	December 31, 2004(1)
(Dollars in thousands)
(10.0)%	29,005	2.1%	29,669	2.2%
(7.5)%	29,810	1.6%	30,493	1.6%
(5.0)%	30,616	1.1%	31,317	1.1%
(2.5)%	31,422	0.5%	32,141	0.5%
Base	32,227	—	32,965	—
2.5%	33,033	(0.5)%	33,789	(0.5)%
5.0%	33,839	(1.1)%	34,613	(1.1)%
7.5%	34,644	(1.6)%	35,437	(1.6)%
10.0%	35,450	(2.1)%	36,262	(2.2)%

(1)	Net of tax

     The property and casualty industry has incurred substantial aggregate losses from claims related to asbestos-related illnesses, environmental remediation, product and construction defect liability, mold, and other uncertain exposures. We have not historically experienced significant losses from these types of claims, although Financial Pacific Insurance Group, which the Company acquired on October 1, 2005, has a book of Contractors business which has resulted in construction defect claims over the years.
     The table below summarizes loss and loss adjustment reserves by major line of business:

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Commercial lines:
Other Liability	$9,908	$9,374
Commercial multi-peril	7,240	5,441
Workers’ compensation	5,451	4,627
Commercial automobile	947	1,456
Fire, allied, inland marine	701	781

	24,247	21,679

Personal lines:
Homeowners	8,147	10,095
Personal automobile	1,975	2,283
Other liability	1,076	1,596
Fire, allied, inland marine	262	338
Workers’ compensation	75	37

	11,535	14,349

Total	$35,782	$36,028

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
Results of Operations
     Our results of operations are influenced by factors affecting the property and casualty insurance industry in general, which include potentially significant variations due to competition, weather, catastrophic events, regulation, the state of the reinsurance market, general economic conditions, judicial trends, fluctuations in interest rates and other changes in the investment environment.
     Our growth in premiums and underwriting results has been, and continue to be, influenced by market conditions. Pricing in the property and casualty insurance industry historically has been and remains cyclical. During a soft market cycle, price competition is prevalent, which makes it difficult to write and retain properly priced personal and commercial lines business. Our policy is to maintain disciplined underwriting and pricing standards during soft markets, declining business which is inadequately priced for its level of risk. The hard market and related pricing power of the early part of the current decade has given way to a much more competitive market recently, particularly in large commercial accounts, package policies and in the Pennsylvania personal auto market. This has resulted in slower premium growth than the Company has achieved in recent years.
     The availability of reinsurance at reasonable pricing is an important part of our business. The recent surge in hurricane activity has placed reinsurers under greater financial pressures than experienced in recent years, and so it is difficult to predict what impact these events will have on catastrophe reinsurance rates, and on reinsurance capacity in the market place as we approach the renewal of our annual reinsurance contracts at the beginning of 2006, or whether reinsurers may move to reduce occurrence limits included in reinsurance contracts to control catastrophe exposures. Although our operating territories experienced only a minor impact from the residual effects of the hurricanes that ravaged the Gulf coast, it is still yet to be determined how much of an impact those events may have on the pricing of our reinsurance contracts on renewal.
Nine months and three months ended September 30, 2005 compared with nine months and three months ended September 30, 2004.
     The components of income for 2005 and 2004, and the change and percentage change from year to year, are shown in the charts below. The accompanying narrative refers to the statistical information displayed in the chart(s) immediately above the narrative.

Nine months ended September 30,
2005 vs. 2004 Income				%
(Dollars in thousands)	2005	2004	Change	Change
Commercial lines underwriting income	$3,242	$5,384	$(2,142)	(39.8)%
Personal lines underwriting loss	(1,121)	(4,591)	3,470	75.6%
Total underwriting income	2,121	793	1,328	167.5%
Net investment income	2,254	1,933	321	16.6%
Realized investment gains	1,273	439	834	190.0%
Other revenue	256	266	(10)	(3.8)%
Income before income taxes	5,904	3,431	2,473	72.1%
Income taxes	1,785	1,010	775	76.7%
Net income	$4,119	$2,421	$1,698	70.1%

Loss / LAE ratio (GAAP)	47.6%	50.7%	(3.1)%
Underwriting expense ratio (GAAP)	47.7%	47.4%	0.3%
Combined ratio (GAAP)	95.3%	98.1%	(2.8)%

Loss / LAE ratio (Statutory)	47.6%	50.7%	(3.1)%
Underwriting expense ratio (Statutory)	47.1%	45.8%	1.3%
Combined ratio (Statutory)	94.7%	96.5%	(1.8)%

Three months ended September 30,
2005 vs. 2004 Income				%
(Dollars in thousands)	2005	2004	Change	Change
Commercial lines underwriting income	$1,599	$1,880	$(281)	(14.9)%
Personal lines underwriting loss	(596)	(1,261)	665	52.7%
Total underwriting income	1,003	619	384	62.0%
Net investment income	770	639	131	20.5%
Realized investment gains	1,175	340	835	245.6%
Other revenue	84	86	(2)	(2.3)%
Income before income taxes	3,032	1,684	1,348	80.0%
Income taxes	971	563	408	72.5%
Net income	$2,061	$1,121	$940	83.9%

Loss / LAE ratio (GAAP)	42.6%	44.0%	(1.4)%
Underwriting expense ratio (GAAP)	50.9%	51.6%	(0.7)%
Combined ratio (GAAP)	93.5%	95.6%	(2.1)%

Loss / LAE ratio (Statutory)	42.6%	44.0%	(1.4)%
Underwriting expense ratio (Statutory)	51.4%	50.5%	0.9%
Combined ratio (Statutory)	94.0%	94.5%	(0.5)%
     Charts and discussion relating to each of our reporting segments (commercial lines underwriting, personal lines underwriting, and the investments segment) follow below.
     Our underwriting performance in the first nine months of 2005 is significantly better than the prior year, with a GAAP combined ratio of 95.3%, as compared to 98.1% in 2004, and with underwriting income for 2005 at $2.1 million as compared to $793,000 in 2004. This improved performance has been driven by the absence in 2005 of the severe weather which occurred in our operating territories in the first quarter of 2004, during which the Company had a significantly higher number of claims, particularly in personal lines. This improvement in personal lines in 2005 was offset by higher losses in the commercial lines segment, including a number of larger losses in the second and third quarters, although through the nine months of 2005 the number of new claims continues to be on the low side of the normal range of expectations, and more favorable than the prior year, and large losses in the aggregate are within the normal range of expectations. The Company’s statutory combined ratio improved to 94.7% in 2005 from 96.5% in 2004. Net investment income increased 16.6% to $2.3 million, primarily as a result of increased yields on short-term investments held in the fixed-income investment portfolio. Realized investment gains amounted to $1.3 million in 2005, compared to a gain of $439,000 in 2004. The unusual level of realized gains in 2005 is attributable to the disposition of securities in anticipation of funding the acquisition of Financial Pacific Insurance Group, Inc. on October 1, 2005, for $40.4 million in cash. Our other income, primarily service charges recorded on insurance premiums paid over the term of the policy instead of when the policy is issued, has declined modestly in 2005.
     Underwriting income in the three months ended September 30, 2005 improved 62.0% to $1.0 million from $619,000, with 2005 claims frequency improving on that of the 2004 quarter. Net investment income in the quarter improved by 20% over the prior year to $770,000, due principally to the higher general level of interest rates on short-term holdings.

Nine months ended September 30,
2005 vs. 2004 Revenue
(Dollars in thousands)	2005	2004	Change	% Change
Direct premiums written	$48,004	$46,883	$1,121	2.4%
Net premiums written	44,112	42,193	1,919	4.5%
Net premiums earned	45,378	41,617	3,761	9.0%
Net investment income	2,254	1,933	321	16.6%
Realized investment gains	1,273	439	834	190.0%
Other Revenue	256	266	(10)	(3.8)%
Total Revenue	$49,161	$44,255	$4,906	11.1%

Three months ended September 30,
2005 vs. 2004 Revenue
(Dollars in thousands)	2005	2004	Change	% Change
Direct premiums written	$15,270	$14,644	$626	4.3%
Net premiums written	14,171	13,420	751	5.6%
Net premiums earned	15,404	14,032	1,372	9.8%
Net investment income	770	639	131	20.5%
Realized investment gains	1,175	340	835	245.6%
Other Revenue	84	86	(2)	(2.3)%
Total Revenue	$17,433	$15,097	$2,336	15.5%
     Total revenues for the nine months of 2005 were up 11.1% over 2004 to $49.2 million. This increase was due primarily to a $3.8 million, or 9.0%, increase in net premiums earned in 2005, a 190% increase in realized investment gains to $1.3 million resulting from securities sales to fund the Financial Pacific acquisition, and a 16.6% increase in net investment income to $2.3 million resulting from higher short term interest rates in 2005 over 2004. In the third quarter of 2005, as compared to the same period of 2004, total revenues were up 15.5% over 2004 to $17.4 million. This increase was due primarily to a $1.4 million, or 9.8%, increase in net premiums earned in 2005, an 245.6% increase in realized investment gains to $1.2 million resulting from securities sales to fund the Financial Pacific acquisition, and a 20.5% increase in net investment income to $770,000 resulting from higher short term interest rates in 2005 over 2004..
     In the first nine months of 2005 direct premiums written increased only 2.4% to $48.0 million, reflecting more competitive pricing in the marketplace and the Company’s discipline to not accept underwriting risks which are priced inappropriately. In the third quarter of 2005, as compared to the same quarter in the prior year, direct premiums written increased 4.3% to $15.3 million. Net premiums written for the nine months and third quarter increased 4.5 % and 5.6%, respectively, to $44.1 million and $14.2 million, respectively. Net premiums earned for the nine months and third quarter increased 9.0% and 9.8%, respectively, to $45.4 million and $15.4 million, respectively.
     Growth in Net Investment Income is discussed below.

Nine months ended September 30,
2005 vs. 2004 Investment income and
realized gains
(Dollars in thousands)	2005	2004	Change	% Change
Fixed income securities	$2,651	$2,471	$180	7.3%
Dividends	303	303	0	0.0%
Cash, cash equivalents & other	582	279	303	108.6%
Gross investment income	3,536	3,053	483	15.8%
Investment expenses	(1,282)	(1,120)	162	14.5%
Net investment income	$2,254	$1,933	$321	16.6%

Realized losses on fixed income	$(498)	$(146)	$(352)	NM %
Realized gains on equities	1,771	590	1,181	NM %
Realized losses — other	—	(5)	5	NM %
Net realized gains	$1,273	$439	$834	NM %

(N/M means “not meaningful”)
     In the nine months ended September 30, net investment income increased $321,000, or 16.6%, due principally to increased yields on the short-term portfolio holdings, driven by higher interest rates on the shorter end of the yield curve.
     Effective January 1, 2004, the Company engaged a new investment management firm for its fixed income securities portfolio, whose responsibilites included investing the proceeds of the Conversion. Given a difficult interest rate environment and fixed income securities market, this was not largely completed until the second quarter of 2004, and, consequently, a portion of the Conversion proceeds earned a short-term yield during much of the first six months of 2004 that was considerably lower than similar yields in 2005.
     In implementing the investment policy guidelines and directions of the Investment Committee of the Board of Directors, the fixed income securities managers during 2004 changed the composition of the fixed income securities portfolio to be more heavily weighted in tax-exempt securities, industrial and miscellaneous fixed income securities, and mortgage-backed securities, and less heavily weighted towards U.S government and government agencies fixed income securities, with a goal of increasing yields while continuing to maintain high credit qualities.
     Net realized gains for the first nine months of 2005 were $1.3 million, as compared to $439,000 in the similar period in 2004. As noted above, these gains were taken as part of the process of funding the acquisition of Financial Pacific Insurance Group. In 2005, net realized investment gains of $1.3 million included gains on securities sales of $2.3 million, offset by losses on securities sales of $1.0 million. The losses from securities sales were comprised of $358,000 from the sale of fixed income securities, $203,000 from the sale of equities, and $402,000 from the writedown in the second quarter of securities determined to be other-than-temporarily impaired. These securities were written down to our estimate of fair market value at the time of the write-down.
     The following table summarizes the period of time that equity securities sold at a loss during 2005 had been in a continuous unrealized loss position:

	Fair
PERIOD OF TIME IN AN	Value on	Realized
UNREALIZED LOSS POSITION	Sale Date	Loss
	(In thousands)
0-6 months	$1,746	$165
7-12 months	360	38
More than 12 months	—	—

Total	$2,106	$203

     The equity securities sold at a loss had been expected to appreciate in value but after re-evaluation were sold so that sale proceeds could be reinvested. Securities were sold due to a desire to reduce exposure to certain issuers and industries or in light of changing economic conditions.
     The following table summarizes the length of time equity securities with unrealized losses at September 30, 2005 have been in an unrealized loss position:

			Length of Unrealized Loss
	Fair	Unrealized	Less than	6 to 12	Over 12
September 30, 2005	Value	Losses	6 months	Months	Months
	(In thousands)
Equity securities:

Preferred stocks	$1,154	$51	$51	$0	$0

     The estimated fair value and unrealized loss for all fixed income and equity securities in a temporary unrealized loss position as of September 30, 2005 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,661	$92	$6,761	$188	$12,422	$280

Obligations of states and political subdivisions	12,518	144	9,669	194	22,187	338

Corporate securities	4,063	120	6,734	163	10,797	283

Mortgage-backed securities	8,874	115	6,203	136	15,077	251

Total fixed maturities	31,116	471	29,367	681	60,482	1,152

Total equity securities	1,154	51	—	—	1,154	51

Total securities in a temporary unrealized loss position	$32,270	$522	$29,367	$681	$61,637	$1,203

     The unrealized losses on fixed maturity investments were primarily due to changes in the interest rate environment. The Company has 40 fixed maturity securities which have been in an unrealized loss position for more than twelve months. Of the 40 fixed maturity securities with unrealized losses for more than twelve months, all have fair values greater than 94% of cost, and 36 of the 40 have fair values greater than 97% of cost. The Company has reviewed these securities and believes these declines are temporary.
     There are 5 equity securities (all preferred stock) that are in an unrealized loss position on September 30, 2005. All of these securities have been in an unrealized loss position for less than six months. The Company has reviewed these securities and believes these declines are temporary.
     Results of our Commercial Lines segment were as follows:

Nine months ended September 30,
2005 vs. 2004 Commercial lines (CL)
(Dollars in thousands)	2005	2004	Change	% Change
CL Direct premiums written	$30,832	$28,125	$2,707	9.6%
CL Net premiums written	$28,005	$24,965	$3,040	12.2%
CL Net premiums earned	$28,517	$24,150	$4,367	18.1%

CL Loss / LAE expense ratio (GAAP)	39.1%	28.3%	10.8%
CL Expense ratio (GAAP)	49.5%	49.4%	0.1%
CL Combined ratio (GAAP)	88.6%	77.7%	10.9%

Three months ended September 30,
2005 vs. 2004 Commercial lines (CL)
(Dollars in thousands)	2005	2004	Change	% Change
CL Direct premiums written	$9,104	$8,048	$1,056	13.1%
CL Net premiums written	$8,393	$7,343	$1,050	14.3%
CL Net premiums earned	$9,860	$8,294	$1,566	18.9%

CL Loss / LAE expense ratio (GAAP)	33.0%	25.7%	7.3%
CL Expense ratio (GAAP)	50.8%	51.6%	(0.9)%
CL Combined ratio (GAAP)	83.8%	77.3%	6.5%
     In the first nine months of 2005, our commercial lines direct premiums written increased by $2.7 million, or 9.6%, to $30.8 million, as compared to the same period in 2004. Commercial lines net written premium increased $3.0 million, or 12.2%, to $28.0 million in the same period, and net premiums earned increased $4.4 million, or 18.1%, to $28.5 million.
     In the third quarter of 2005, our commercial lines direct premiums written increased by $1.1 million, or 13.1%, to $9.1 million as compared to 2004. Commercial lines net written premium increased $1.1 million, or 14.3%, to $8.4 million in the same period, and net premiums earned increased $1.6 million, or 18.9%, to $9.9 million
     Our premiums written growth reflects the Company’s focus on growing the commercial lines book, while working within our underwriting standards. Growth rates in our commercial lines direct premiums written have declined recently as compared to previous years, due to a more competitive marketplace. Some of our classes of business, consisting generally of larger accounts, are more sensitive to competition than others. Competitive pressures tend to be more moderate for our smaller accounts, with a higher retention rate and less pressure on the renewal premium. We continually work with our agents to target classes of business and accounts compatible with our underwriting appetite, which includes certain types of religious institution risks, small business risks and property risks.
     In the commercial lines segment for the first nine months of 2005, we had underwriting income of $3.2 million, a GAAP combined ratio of 88.6%, a GAAP loss and loss adjustment expense ratio of 39.1% and a GAAP underwriting expense ratio of 49.5%, compared to an underwriting gain of $5.4 million, a GAAP combined ratio of 77.7%, a GAAP loss and loss adjustment expense ratio of 28.3% and an underwriting expense ratio of 49.4% for the same period in 2004. Our commercial lines loss ratio for 2005 has been adversely affected by a modestly higher amount of large property and casualty losses as compared to the same period in 2004, however the volume of new claims in 2005 is generally favorable.
     In the commercial lines segment for the third quarter of 2005, we had underwriting income of $1.6 million, a GAAP combined ratio of 83.8%, a GAAP loss and loss adjustment expense ratio of 33.0% and a GAAP underwriting expense ratio of 50.8%, compared to an underwriting gain of $1.9 million, a GAAP combined ratio of 77.3%, a GAAP loss and loss adjustment expense ratio of 25.7% and an underwriting expense ratio of 51.6% for the same period in 2004
     Results of our Personal Lines segment were as follows:

Nine months ended September 30,
2005 vs. 2004 Personal lines (PL)
(Dollars in thousands)	2005	2004	Change	% Change
PL Direct premiums written	$17,172	$18,758	$(1,586)	(8.5)%
PL Net premiums written	$16,107	$17,229	$(1,122)	(6.5)%
PL Net premiums earned	$16,861	$17,467	$(606)	(3.5)%

PL Loss / LAE expense ratio (GAAP)	61.9%	81.7%	(19.8)%
PL Expense ratio (GAAP)	44.7%	44.6%	0.1%
PL Combined ratio (GAAP)	106.6%	126.3%	(19.7)%

Three months ended September 30,
2005 vs. 2004 Personal lines (PL)
(Dollars in thousands)	2005	2004	Change	% Change
PL Direct premiums written	$6,166	$6,596	$(430)	(6.5)%
PL Net premiums written	$5,778	$6,077	$(299)	(4.9)%
PL Net premiums earned	$5,543	$5,737	$(194)	(3.4)%

PL Loss / LAE expense ratio (GAAP)	59.7%	70.5%	(10.8)%
PL Expense ratio (GAAP)	51.0%	51.5%	(0.5)%
PL Combined ratio (GAAP)	110.7%	122.0%	(11.3)%
     In the personal lines segment for the first nine months of 2005, we had an underwriting loss of $1.1 million, a GAAP combined ratio of 106.6%, a GAAP loss and loss adjustment expense ratio of 61.9% and a GAAP underwriting expense ratio of 44.7%, compared to an underwriting loss of $4.6 million, a GAAP combined ratio of 126.3%, a GAAP loss and loss adjustment expense ratio of 81.7% and an underwriting expense ratio of 44.6% for the same period in 2004.
     In the personal lines segment for the third quarter of 2005, we had an underwriting loss of $596,000, a GAAP combined ratio of 110.7%, a GAAP loss and loss adjustment expense ratio of 59.7% and a GAAP underwriting expense ratio of 51.0%, compared to an underwriting loss of $1.3 million, a GAAP combined ratio of 122.0%, a GAAP loss and loss adjustment expense ratio of 70.5% and an underwriting expense ratio of 51.5% for the same period in 2004.

     The personal lines performance in the first nine months of 2005 was affected by a significantly lower frequency of losses and by a lower severity of losses as compared to the first nine months of 2004. The 2004 losses were significantly higher than usual, and were attributable to harsh weather conditions which resulted in a high number of losses from frozen pipes, structural collapses, more frequent automobile losses and accidents, and other losses of the type caused by an extended period of harsh weather.
     Besides the improved loss frequency resulting from the more moderate weather in the first nine months of 2005, the personal lines book benefited from the underwriting initiatives undertaken in both the homeowners and Pennsylvania personal automobile lines in the last two years. These initiatives included the reclassification of certain homeowners risks from our preferred program to our standard program, resulting in a higher premium, as well as modified underwriting standards relating to the types of Pennsylvania personal automobile risks the Company will write. The Company implemented a rate increase for the homeowners line in New Jersey on July 1, 2005, and anticipates an overall average rate increase of approximately 5.7%. The impact of the Company’s underwriting initiatives in its Pennsylvania personal automobile line has resulted in lower direct premium written, as contraction in the number of policies in certain tiers has occurred more quickly than premium expansion in the targeted tiers. The direct loss ratio for our Pennsylvania personal automobile book has improved, however, as our targeted tiers have become a proportionately larger part of our book.
     Although the Company expects to continue growing its personal lines book, it will continue to devote greater focus to growth in the commercial lines book.
     The Company’s operating expenses were as follows:

Nine months ended September 30,
2005 vs. 2004 Expenses and expense ratio
(Dollars in thousands)	2005	2004	Change	% Change
Amortization of DAC	$11,936	$11,509	$427	3.7%
As a % of net premiums earned	26.3%	27.7%	(1.4)%
Other underwriting expenses	9,725	8,212	1,513	18.4%
Total expenses excluding losses/LAE	$21,661	$19,721	$1,940	9.8%

Underwriting expense ratio	47.7%	47.4%	0.3%	N/M
(N/M means “not meaningful”)
     Underwriting expenses increased by $1.9 million, or 9.8%, to $21.6 million for the nine months of 2005, as compared to the same period in 2004. This increase was principally attributable to an increase in other underwriting expenses, growth in commissions resulting from higher earned premium volume, and increased charges relating to corporate expenses and compensation expenses, including bonuses and agents profit-sharing, which were at higher levels than the first nine months of 2004. In 2005, the Company had pre-tax external expense associated with Sarbanes – Oxley compliance of $546,000, and pre-tax expense of $506,000 associated with grants of restricted stock, for which expenses were $150,000 and $206,000, respectively, in the first nine months of 2004.
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
     We are currently in the process of converting our information system, which is targeted for completion in the latter half of 2006. When completed, we expect some costs to moderate as implementation costs and costs associated with operating dual systems end. These reduced costs will be offset by some higher staffing costs, but we also should be positioned to expand premium volume in the near term without material incremental expense because of increased processing capacity.
     In the first nine months of 2004, a disputed retaliatory tax assessment was paid, leaving an unneeded accrual of $300,000 which was then reversed and served to reduce premium tax expense accordingly.
     In the third quarter of 2004, we began renewing most of our New Jersey policies in our Mercer Insurance Company of New Jersey, Inc. subsidiary, thus eliminating the Company’s liability for retaliatory premium taxes. Accordingly, the results for the first nine months of 2005 do not reflect any expense for retaliatory taxes, while the first nine months of 2004 included a pre-tax expense for this item of approximately $200,000. See the Liquidity and Capital Resources section for additional information regarding retaliatory tax and the Company’s claim to recover previously paid retaliatory tax.
     The Company’s tax provision is as follows:

Nine months ended September 30,
2005 vs. 2004 Income taxes
(Dollars in thousands)	2005	2004	Change	% Change
Income before income taxes	$5,904	$3,431	$2,473	72.1%
Income taxes	1,785	1,010	775	76.7%
Net income	$4,119	$2,421	$1,698	70.1%
Effective tax rate	30.2%	29.4%	0.8%

(N/M means “not meaningful”)
Federal income tax expense was $1.8 million for the first nine months of 2005, an effective rate of 30.2%, compared to $1.0 million, or an effective rate of 29.4%, for the same period in 2004. The increase in the effective tax rate in 2005 is primarily attributable to the fact that tax-exempt investment income and dividend income (which reduce the effective tax rate) represented a smaller percentage of net income in 2005 than in 2004.
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
     We are also in the process of building an information system platform that will allow our producers to conduct their business through the Internet. As of September 30, 2005, we have spent $3.6 million on the development of this platform, which includes license fees for software used in the platform. It is anticipated to be completed in the latter part of 2006, at an additional cost of approximately $1.0 million. Mercer Insurance Company possesses sufficient resources for these future expenditures without incurring any debt.
     Our insurance companies maintain investment and reinsurance programs that are intended to provide sufficient funds to meet their obligations without forced sales of investments. This requires them to ladder the maturity of their portfolios and thereby maintain a portion of their investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.
     The principal source of liquidity for Mercer Insurance Group, Inc. (which has very few expenses and does not currently need a significant regular source of cash flow to cover these expenses for the forseeable future) has up to now been the net proceeds it retained from the Conversion stock offering, as well as dividend payments and other fees received from Mercer Insurance Company or other subsidiaries, and payments it receives on the 10-year note it received from the ESOP (see below) when the ESOP purchased shares at the time of the Conversion. For a period of three years after the Conversion (which took place on December 15, 2003), Mercer Insurance Company may not declare or pay any dividend to Mercer Insurance Group without the approval of the Pennsylvania Insurance Department. After this three-year period, Mercer Insurance Company will be limited by the insurance laws of Pennsylvania as to the amount of dividends or other distributions it may pay to its holding company. Under Pennsylvania law, there is a maximum amount that may be paid by Mercer Insurance Company during any twelve-month period after notice to, but without prior approval of, the Pennsylvania Insurance Department. This limit is the greater of 10% of Mercer Insurance Company’s statutory surplus as reported on its most recent annual statement filed with the Pennsylvania Insurance Department, or the net income of Mercer Insurance Company for the period covered by such annual statement.
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
     In connection with the acquisition of Financial Pacific Insurance Group for approximately $40.4 million in cash on October 1, 2005, all of the securities of Mercer Insurance Group, Inc. (which were purchased with proceeds of the Conversion) were converted into cash, with all but approximately $300,000 of this balance used to fund the acquisition. The remaining liquid assets in Mercer Insurance Group, as well as its other sources of revenue, are adequate to fund its current expenses for the foreseeable future.
     As part of the funding of the acquisition, Mercer Insurance Company, with the approval of the Pennsylvania Department of Insurance, paid an extraordinary dividend of $10 million on September 30, 2005, to Mercer Insurance Group, Inc. Mercer Insurance Company also entered into a loan agreement with Mercer Insurance Group, Inc., by which it advanced on September 30, 2005, a loan of $10 million with a 20-year note and a fixed interest rate of 4.75%, repayable in 20 equal annual installments. After the acquisition, Mercer Insurance Group has no special limitations on its ability to take periodic dividends from Financial Pacific Insurance Group, but Financial Pacific Insurance Group will be subject to normal dividend restrictions administered by the California Department of Insurance similar to those described above for Mercer Insurance Company. The Company believes that the resources available to Mercer Insurance Group, Inc., will be adequate for it to meets its obligation under the note to Mercer Insurance Company and its other expenses.
     Total assets decreased by 1.8%, or $3.2 million, to $178.3 million, at September 30, 2005 from December 31, 2004. Cash balances were increased by $31.6 million from December 31, 2004 amounts, to $47.8 million in preparation for the funding of the cash acquisition of Financial Pacific Insurance Group on October 1, 2005 for

$40.4 million. Premium receivables decreased by $1.5 million, or 13.7%, reflecting the timing of a large account written by the Company in December 2004, as well as the seasonality of renewals. Reinsurance receivables increased $1.2 million, or 46.9%, due principally to increased recoverables on large losses. Other assets increased by $1.1 million, or 80.4%, from December 31, 2004, primarily due to funds paid in advance to a state guaranty association that will be recouped by the Company through policyholder surcharge over the next year.
     Total liabilities decreased by $3.4 million, or 4.2%, in the nine months ended September 30, 2005, to $77.7 million. Loss and loss adjustment expense reserves were relatively unchanged while unearned premium reserves decreased by $1.4 million, or 4.2%, reflecting renewal seasonality and the more competitive marketplace.
     Total stockholders’ equity increased marginally by $200,000, or less than 1%, to $100.6 million from December 31, 2004. Changes to stockholders’ equity for the nine months ended September 30, 2005 principally included net income of $4.1 million, the purchase of treasury stock for $3.2 million and unrealized investment losses (after tax) of $1.8 million.
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
     Mercer Insurance Group, Inc. adopted a stock-based incentive plan at its 2004 annual meeting of shareholders. Pursuant to that plan, Mercer Insurance Group may issue a total of 876,555 shares, which amount will increase automatically each year by 1% of the number of shares outstanding at the end of the preceding year. At June 30, 2005, the shares authorized under the plan has been increased under this provision to 944,597 shares. The fair market value of any common stock used for restricted stock awards will initially represent unearned compensation, and will be amortized ratably against earnings. As Mercer Insurance Group accrues compensation expense to reflect the vesting of such shares, unearned compensation will be reduced accordingly. This compensation expense will be deductible for federal income tax purposes upon vesting under current law. During 2004, the Company made grants of 215,000 shares of restricted stock, grants of 173,000 Incentive Stock Options, and grants of 364,700 non-qualified stock options. As of September 30, 2005, 7,500 shares of restricted stock and 18,500 stock options were forfeited, and 5,000 shares of restricted stock and 15,000 Incentive Stock options were granted. Additional grants of 10,000 shares of restricted stock, 97,575 Incentive Stock options, and 27,425 non-qualified options were made after September 30, 2005 to individuals employed by Financial Pacific Insurance Group in connection with its acquisition on October 1, 2005 by Mercer Insurance Group.
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
SUBSEQUENT EVENT — ACQUISITIONS
On October 1, 2005, the Company acquired all the outstanding stock of Financial Pacific Insurance Group, Inc. for approximately $40.4 million in cash (the press release was filed on a Form 8-K on October 4, 2005). The transaction was effected through a merger of a wholly owned subsidiary of Mercer into Financial Pacific.
The acquisition was made using the excess funds held by the holding company (Mercer Insurance Group, Inc.), as well as funds advanced to the holding company from Mercer Insurance Company in the form of both an extraordinary dividend as well as an intercompany loan. The majority of the cash balance carried on the Company’s balance sheet at September 30, 2005, was used to consummate the transaction shortly after the end of the quarter. The Pennsylvania Insurance Department previously approved the extraordinary dividend and the intercompany loan arrangement.
The acquisition will allow the Company to continue growing its commercial lines segment, to achieve product and geographic diversification, and to achieve greater scale over time in connection with infrastructure costs such as information technology. It is expected that the acquisition of Financial Pacific will be immediately accretive to the earnings of the Company. Financial Pacific currently focuses on four western states and is licensed in another fifteen states outside the Company’s present focus areas.
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
OFF BALANCE SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS
     The Company was not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles at September 30, 2005 which would give rise to previously undisclosed market, credit or financing risk.
     The Company and its subsidiaries have no significant contractual obligations at September 30, 2005, other than its insurance obligations under its policies of insurance. Projected cash disbursements pertaining to these insurance obligations have not materially changed since December 31, 2004, and the Company expects to have the cash to pay these obligations as they come due.
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
          Credit Risk. The quality of our interest-bearing investments is generally good. Our fixed maturity securities at September 30, 2005 have an average rating of AA.
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

Item 4. Controls and Procedures
          Under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1. Legal Proceedings.
None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
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

MERCER INSURANCE GROUP, INC. (Registrant)
Dated: November 9, 2005	By:	/s/ Andrew R. Speaker
Andrew R. Speaker,
President and Chief Executive Officer

Dated: November 9, 2005	By:	/s/ David B. Merclean
David B. Merclean,
Chief Financial Officer