Form 10-K/A
period 2004-12-31
MERCER INSURANCE GROUP INC
filed 2006-01-11
CIK 1050690

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1

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
Common Stock (no par value)
Title of Each Class:
Common Stock, no par value
    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑
    If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes ☐         No ☑
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☑         No ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑
    The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of the last business day of the Registrant’s most recently completed second fiscal quarter was: $85,152,440.
    Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of March 7, 2005. Common Stock, no par value: 6,560,733.
Documents Incorporated by Reference
    Portions of the definitive Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

EXPLANATORY NOTE
      The registrant is filing this Amendment No. 1 to Form 10-K for the year ended December 31, 2004, in response to a request by the SEC to 1) remove narrative disclosure referring to overall or total underwriting profit or loss contained within Item 7, the Management’s Discussion and Analysis of Financial Condition and Results of Operations, 2) to change the disclosure of Contractual Obligations contained within Item 7, the Management’s Discussion and Analysis of Financial Condition and Results of Operations, to disclose projected cash disbursements pertaining to insurance obligations, as projected at December 31, 2004, on a gross basis, and not net of reinsurance, and 3) to expand the disclosure in Item 9A, Controls and Procedures, to include the information required by Item 307 of Regulation S-K regarding Disclosure Controls and Procedures.
      Other than the changes referred to above, all other information included in the Mercer Insurance Group, Inc. Form 10-K, as filed on March 16, 2005, remains unchanged. All Items of Part I, Items 5, 6, 7A, 8, and 9 of Part II, and all Items of Part III of that filing have been omitted from this Amendment because they are unchanged. All information contained herein is as of December 31, 2004, and does not reflect any events that have occurred subsequent to that date.

FORM 10-K/A
For the year Ended December 31, 2004

		Page

PART II		3

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	3
ITEM 9A.	Controls and Procedures.	19

PART IV		21

ITEM 15.	Exhibits, Financial Statement Schedules.	21
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER

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
      We had a strong performance in our commercial lines underwriting results, and a modest improvement in our personal lines underwriting results in 2004. Our GAAP combined ratio improved to 98.8% in 2004 from 103.8%, and our statutory combined ratio improved in 2004 to 95.4% from 102.2%. Our net investment income increased 66.4% to $2.8 million, primarily as a result of the increased investment portfolio resulting from the receipt of $53 million in Conversion proceeds on December 16, 2003. Realized investment gains, primarily from the sale of equity securities in both 2004 and 2003, added to the Company’s income as the equities portfolio value continued to grow in 2004. Our other income, primarily service charges recorded on insurance premiums paid over the term of the policy instead of when the policy is issued, declined modestly in 2004. In 2004 there was no minority interest in the income of our subsidiary, as there was in 2003, because all of the minority interest was acquired immediately after the Conversion in the acquisition of the remaining 51% of Franklin Holding Company. Also impacting the Company’s income in 2004 was the cost of being a public company, which adversely impacted both net income and the GAAP underwriting expense ratio, and, to a lesser extent, the statutory underwriting expense ratio.
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
      The Company and its subsidiaries have no significant contractual obligations at December 31, 2004, other than its insurance obligations under its policies of insurance. Projected cash disbursements pertaining to these insurance obligations, as projected at December 31, 2004, are as follows:

	Jan. 1, 2005	Jan. 1, 2006	Jan. 1, 2008	After
	to Dec. 31,	to Dec. 31,	to Dec. 31,	Dec. 31,
	2005	2007	2009	2009	Total

	(Dollars in thousands)
Property and Casualty Insurance Gross Reserves	$14,006	$13,523	$4,936	$3,563	$36,028

Total Contractual Obligations	$14,006	$13,523	$4,936	$3,563	$36,028

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
      Mercer Insurance Group, Inc’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004, and based on that evaluation they have concluded that these controls and procedures are effective as of that date.
Management’s Annual Report on Internal Control Over Financial Reporting
     There have been no material changes in the Company’s internal control over financial reporting during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 16, 2005

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
      (3) Exhibits:
      The exhibits required by Item 601 of Regulation SK are listed in the Exhibit Index. Documents not accompanying this report are incorporated by reference as indicated on the Exhibit Index.

EXHIBIT INDEX

Number	Title

2.1	Plan of Conversion from Mutual to Stock Organization of Mercer Mutual Insurance Company, dated as of December 13, 2002 and amended and restated on March 19, 2003, April 15, 2003 and June 18, 2003 (incorporated by reference herein to the Company’s Pre-effective Amendment No. 3 on Form S-1, SEC File No. 333-104897.)

3.1	Articles of Incorporation of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Pre-effective Amendment No. 3 on Form S-1, SEC File No. 333-104897.)

3.2	Bylaws of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2003.)

4.1	Form of certificate evidencing shares of common stock of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Pre-effective Amendment no. 3 on Form S-1, SEC File No. 333-104897.)

8.1	Private Letter Ruling, dated May 8, 2003, from the Internal Revenue Service to Mercer Mutual Insurance Company (incorporated by reference herein to the Company’s Pre-effective Amendment no. 3 on Form S-1, SEC File No. 333-104897.)

10.1	Mercer Insurance Group, Inc. Employee Stock Ownership Plan (incorporated by reference herein to the Company’s Pre-effective Amendment No. 3 on Form S-1, SEC File No. 333-104897.)

10.2	Employment Agreement, dated as of October 31, 2004, among BICUS Services Corporation, Mercer Insurance Company and David Merclean (incorporated by reference herein to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 16, 2005)

10.3	Mercer Mutual Insurance Company Executive Nonqualified ‘Excess‘ Plan dated June 1, 2002 (incorporated by reference herein to the Company’s Pre-effective Amendment no. 3 on Form S-1, SEC File No. 333-104897.)

10.4	Mercer Mutual Insurance Company Benefit Agreement dated December 11, 1989, as amended (incorporated by reference herein to the Company’s Pre-effective Amendment no. 3 on Form S-1, SEC File No. 333-104897.)

10.5	Mercer Insurance Group, Inc. 2004 Stock Incentive Plan dated June 16, 2004, (incorporated by reference herein to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 16, 2005)

14.1	Code of Ethics (incorporated by reference herein to the Company’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2003.)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and Rule 12b-15 thereunder, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2004 to be signed on its behalf by the undersigned, thereunto duly authorized.

Mercer Insurance Group, Inc.

January 11, 2006	By: /s/ Andrew R. Speaker Andrew R. Speaker President and Chief Executive Officer and a Director

January 11, 2006	By: /s/ David B. Merclean David B. Merclean Senior Vice President of Finance and Chief Financial Officer