Form 10-Q/A
period 2005-03-31
MERCER INSURANCE GROUP INC
filed 2006-01-11
CIK 1050690

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

     The registrant is filing this Amendment No. 1 to its Form 10-Q for the quarter ended March 31, 2005, in response to a request by the SEC to remove narrative disclosure referring to overall or total underwriting profit or loss contained within Item 2, the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Other than the change referred to above, all other information included in the Mercer Insurance Group, Inc. Form 10-Q, as filed on May 10, 2005, remains unchanged. Items 1, 3 and 4 of Part I and all items of Part II of that filing have been omitted from this Amendment because they are unchanged. All information contained herein is as of March 31, 2005, and does not reflect any events that have occurred subsequent to that date.

Page
PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

SIGNATURES	19

Exhibits:
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

     Our personal lines underwriting performance improved significantly in the first quarter of 2005, as compared to the similar period in 2004, driven by the presence of moderate weather in our operating territories in the first quarter of 2005. In the similar period of 2004, the Company experienced a significant number of losses resulting from a sustained period of harsh winter, which manifested itself in a significantly higher number of claims in personal lines. In 2005, the number of new claims was down significantly, however the Company sustained a slightly elevated number of large fire losses, principally in the commercial lines segment. Our GAAP combined ratio improved to 96.5% in 2005 from 102.8%, and our statutory combined ratio improved in 2005 to 98.3% from 101.4%. Our net investment income increased 11.2% to $743,000, primarily as a result of increased yields in the fixed-income investment portfolio, a larger portion of which was held in cash equivalents in the first quarter of 2004. Realized investment gains amounted to a gain of $18,000 in 2005, versus a loss of $97,000 in 2004. Our other income, primarily service charges recorded on insurance premiums paid over the term of the policy instead of when the policy is issued, declined modestly in 2005.

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

Item 6. Exhibits

     Exhibits

Exhibit No.	Title
3.1	Articles of Incorporation of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Pre-effective Amendment No. 3 on Form S-1, SEC File No. 333-104897.)

3.2	Bylaws of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2003.)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INSURANCE GROUP, INC. (Registrant)
Dated: January 11, 2006	By:	/s/ Andrew R. Speaker
Andrew R. Speaker,
President and Chief Executive Officer

Dated: January 11, 2006	By:	/s/ David B. Merclean
David B. Merclean,
Chief Financial Officer