Form 10-Q/A
period 2005-06-30
MERCER INSURANCE GROUP INC
filed 2006-01-11
CIK 1050690

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

EXPLANATORY NOTE

     The registrant is filing this Amendment No. 1 to its Form 10-Q for the quarter ended June 30, 2005, in response to a request by the SEC to remove narrative disclosure referring to overall or total underwriting profit or loss contained within Item 2, the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Other than the change referred to above, all other information included in the Mercer Insurance Group, Inc. Form 10-Q, as filed on August 9, 2005, remains unchanged. Items 1, 3 and 4 of Part I and all items of Part II of that filing have been omitted from this Amendment because they are unchanged. All information contained herein is as of June 30, 2005, and does not reflect any events that have occurred subsequent to that date.

Page
PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

SIGNATURES	22

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
     Our personal lines underwriting performance improved significantly in the first six months of 2005, as compared to the similar period in 2004, driven by the absence of the severe weather which occurred in our operating territories in the first quarter of 2004, during which the Company had a significantly higher number of claims in personal lines. In 2005 the number of new claims is down substantially, however the Company has sustained a slightly elevated number of large property and casualty losses, principally in the commercial lines segment, which offset the improved claims frequency. In the first six months of 2005 our GAAP combined ratio improved to 96.3% from 99.4%, and our statutory combined ratio improved to 95.2% from 97.8%. Our net investment income increased 14.7% to $1.5 million, primarily as a result of increased yields on short-term investments and in the fixed-income investment portfolio. Realized investment gains amounted to $97,000 in 2005, compared to a gain of $99,000 in 2004. Our other income, primarily service charges recorded on insurance premiums paid over the term of the policy instead of when the policy is issued, declined modestly in 2005.
     We experienced generally favorable claims frequency reflected in losses for the three month periods ended June 30, 2005 and 2004. Net investment income in the quarter improved by 18% over the prior year to $740,000, due principally to the higher general level of interest rates.

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