Form 10-Q/A
period 2005-09-30
MERCER INSURANCE GROUP INC
filed 2006-01-11
CIK 1050690

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

EXPLANATORY NOTE
    The registrant is filing this Amendment No. 1 to its Form 10-Q for the quarter ended September 30, 2005, in response to a request by the SEC to remove narrative disclosure referring to overall or total underwriting profit or loss contained within Item 2, the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Other than the change referred to above, all other information included in the Mercer Insurance Group, Inc. Form 10-Q, as filed on November 9, 2005, remains unchanged. Items 1, 3 and 4 of Part I and all items of Part II of that filing have been omitted from this Amendment because they are unchanged. All information contained herein is as of September 30, 2005, and does not reflect any events that have occurred subsequent to that date.

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
     Our personal lines underwriting performance in the first nine months of 2005 is significantly better than the prior year. This improved performance has been driven by the absence in 2005 of the severe weather which occurred in our operating territories in the first quarter of 2004, during which the Company had a significantly higher number of claims in personal lines. This improvement in personal lines in 2005 was offset by higher losses in the commercial lines segment, including a number of larger losses in the second and third quarters, although through the nine months of 2005 the number of new claims continues to be on the low side of the normal range of expectations, and more favorable than the prior year, and large losses in the aggregate are within the normal range of expectations. The Company’s statutory combined ratio improved to 94.7% in 2005 from 96.5% in 2004. Net investment income increased 16.6% to $2.3 million, primarily as a result of increased yields on short-term investments held in the fixed-income investment portfolio. Realized investment gains amounted to $1.3 million in 2005, compared to a gain of $439,000 in 2004. The unusual level of realized gains in 2005 is attributable to the disposition of securities in anticipation of funding the acquisition of Financial Pacific Insurance Group, Inc. on October 1, 2005, for $40.4 million in cash. Our other income, primarily service charges recorded on insurance premiums paid over the term of the policy instead of when the policy is issued, has declined modestly in 2005.
     In the three months ended September 30, 2005, claims frequency improved on that of the 2004 quarter. Net investment income in the quarter improved by 20% over the prior year to $770,000, due principally to the higher general level of interest rates on short-term holdings.

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