Form 10-K
period 2005-12-31
MERCER INSURANCE GROUP INC
filed 2006-03-16
CIK 1050690

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2005

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
Common Stock (no par value)
Title of Each Class:
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of the last business day of the Registrant’s most recently completed second fiscal quarter was: $84,908,877.
      Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of March 10, 2006. Common Stock, no par value: 6,566,670.
Documents Incorporated by Reference
      Portions of the definitive Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

FORM 10-K
For the year Ended December 31, 2005

PART I

ITEM 1.	BUSINESS
THE HOLDING COMPANY
      Mercer Insurance Group, Inc. (the “Company”, “Group”, or the “Holding Company”) is a holding company which resulted from the conversion of Mercer Mutual Insurance Company from the mutual to the stock form of organization on December 15, 2003 (the “Conversion”). Prior to the Conversion, and since 1844, Mercer Mutual Insurance Company was engaged in the business of selling property and casualty insurance. Mercer Mutual Insurance Company, a Pennsylvania domiciled company, changed its name to Mercer Insurance Company immediately after the Conversion, and became a subsidiary of the Company.
      The Company had no activity prior to the Conversion, and was formed for the purpose of owning all of the stock of Mercer Insurance Company after the Conversion. At the time of the Conversion, 6,845,733 shares of Mercer Insurance Group, Inc. were issued (including 502,525 shares issued immediately after the Conversion to acquire the remaining 51% of Franklin Holding Company, Inc., of which Mercer Mutual Insurance Company had acquired 49% for cash in 2001) with net cash proceeds of approximately $53 million received by the Company. Also included in the total shares are 626,111 shares issued in the Conversion to the Mercer Insurance Group, Inc. Employee Stock Ownership Plan, (the “ESOP”) as to which no cash proceeds were received because the ESOP funded the purchase of these shares with a loan from the Company.
      The Holding Company is subject to regulation by the insurance regulators of each state in which it is licensed to transact business. The primary regulators are the Pennsylvania Insurance Department, the California Department of Insurance, and the New Jersey Department of Banking and Insurance, because these are the regulators for the states of domicile of the Group’s insurance subsidiaries, as follows: Mercer Insurance Company (Pennsylvania-domiciled), Financial Pacific Insurance Company (California-domiciled), Mercer Insurance Company of New Jersey, Inc. (New Jersey-domiciled), and Franklin Insurance Company (Pennsylvania-domiciled).
ACQUISITION OF FINANCIAL PACIFIC INSURANCE GROUP
      On October 1, 2005, the Company acquired all the outstanding stock of Financial Pacific Insurance Group, Inc. for approximately $41.1 million in cash, including transaction costs. The transaction was effected through a merger of a wholly owned subsidiary of the Group into Financial Pacific. The financial results of Financial Pacific have been included subsequent to the date of the acquisition.
      The acquisition was made using funds of the holding company, as well as funds advanced to the holding company from Mercer Insurance Company in the form of both an extraordinary dividend as well as an intercompany loan. The Pennsylvania Insurance Department approved both the extraordinary dividend and the intercompany loan arrangement.
      The acquisition will allow the Company to continue growing its commercial lines segment, to achieve product and geographic diversification, and to achieve greater scale over time in connection with infrastructure costs such as information technology. Financial Pacific currently writes property and casualty insurance for small and medium-sized businesses in the contractor, manufacturing, retail, services and wholesaling sectors in Arizona, California, Nevada and Oregon, and is licensed in another fifteen states outside the Company’s present focus areas.
OVERVIEW OF THE BUSINESS
      Mercer Insurance Group, Inc., through its property and casualty insurance subsidiaries, provides a wide array of property and casualty insurance products designed to meet the insurance needs of individuals in New Jersey and Pennsylvania, and small and medium-sized businesses throughout Arizona, California, Nevada, New Jersey, Oregon and Pennsylvania. We report our operating results in three segments: commercial lines insurance, personal lines insurance and the investment function. However, assets are not allocated to segments and are reviewed in the aggregate for decision-making purposes. Our insurance products include commercial multi-peril, other liability, commercial automobile, workers compensation, fire and inland marine, surety, homeowners, and personal automobile coverages. The Group markets its products through a network of approximately 570 independent agents, of which approximately 300 are located in New Jersey and Pennsylvania, with the balance in Arizona, California, Nevada and Oregon. The majority of our agents in New Jersey and Pennsylvania market both commercial and personal lines products. With the exception of Financial Pacific Insurance Company, which is rated “A-” (Excellent), all insurance companies in the Group have been assigned an “A” (Excellent) rating by A.M. Best for 5 years. An “A” rating is the third highest rating out of A.M. Best’s 16 possible rating categories while an “A-” rating is the fourth highest. A.M. Best’s rating of Financial Pacific Insurance Company is expected to be reviewed upon approval of the Group’s application to include Financial Pacific Insurance Company in its inter-company pooling agreement (see “Business — Intercompany Agreements”).
      Prior to 1997, the Company’s business was primarily focused on providing personal lines insurance for New Jersey customers. However, since then the Group has moved aggressively to expand its commercial and casualty premium volume and geographically diversify its writings, and to develop insurance programs specifically tailored to attract and retain attractive classes of commercial and casualty business. In 2005, homeowners insurance represented 16% of our direct premiums written compared to 43% in 1998 and commercial writings represented 73%, up from 45% in 1998. This significant shift in the mix of our writings occurred despite our acquisition of Franklin Insurance Company in 2001, whose business consists entirely of personal lines policies.
      The Group’s operating subsidiaries are licensed collectively in twenty two states, but are currently focused on doing business in six states. New Jersey, California and Pennsylvania, constituted 54%, 25% and 16% of the 2005 direct premium written, 78%, 0%, and 22% of the 2004 direct premium written, and 77%, 0% and 23% of the 2003 direct premium written.
OUR INSURANCE COMPANIES
      Mercer Insurance Company is a Pennsylvania insurance company originally incorporated under a special act of the legislature of the State of New Jersey in 1844 as a mutual insurance company. On October 16, 1997, it filed Articles of Domestication with Pennsylvania which changed its state of domicile from New Jersey to Pennsylvania, and then subsequently changed its name to Mercer Insurance Company after the Conversion in 2003. Mercer Insurance Company owns all of the issued and outstanding capital stock of Queenstown Holding Company, Inc., which owns all of the issued and outstanding capital stock of Mercer Insurance Company of New Jersey, Inc. Mercer Insurance Company also owns 49% of the issued and outstanding stock of Franklin Holding Company, Inc., which owns all of the issued and outstanding capital stock of Franklin Insurance Company. The remaining 51% of Franklin Holding Company, Inc. is owned by the Mercer Insurance Group, Inc., which also owns all of the stock of Financial Pacific Insurance Group, Inc., which in turn wholly owns Financial Pacific Insurance Company.
      Mercer Insurance Company is a property and casualty insurer of small and medium-sized businesses and property owners located in New Jersey and Pennsylvania. It markets commercial multi-peril and homeowners policies, as well as other liability, workers’ compensation, fire, allied, inland marine and commercial automobile insurance. Mercer Insurance Company does not market private passenger automobile insurance in New Jersey. Mercer Insurance Company is subject to examination and comprehensive regulation by the Pennsylvania Insurance Department. See “Business — Regulation.”
      Mercer Insurance Company of New Jersey, Inc. is a property and casualty insurance company that was incorporated in 1981. It writes the same lines of business as Mercer Insurance Company, with its book of business intended to be predominantly located in New Jersey. Mercer Insurance Company of New Jersey, Inc. is subject to examination and comprehensive regulation by the New Jersey Department of Banking and Insurance. See “Business — Regulation.”
      Franklin Insurance Company is a stock property and casualty insurance company that was incorporated in 1997. Mercer Insurance Company acquired 49% of Franklin Insurance Company in 2001, with the remaining 51% acquired as part of the Conversion transaction in 2003. Franklin Insurance Company currently offers private passenger automobile and homeowners insurance to individuals located in Pennsylvania. All transactions conducted between Franklin Insurance Company and its producers are performed electronically. Franklin Insurance Company is subject to examination and comprehensive regulation by the Pennsylvania Insurance Department. See “Business — Regulation.”
      Financial Pacific Insurance Company (“Financial Pacific”) is a stock property and casualty company that was incorporated in California in 1986 and commenced business in 1987. The Group acquired all of the outstanding stock of Financial Pacific Insurance Group, Inc., the holding company for Financial Pacific Insurance Group, Inc., on October 1, 2005. Financial Pacific is based in Rocklin, California, and writes primarily commercial package policies for small to medium-sized business in targeted classes. It has developed specialized underwriting and claims handling expertise in a number of classes of business, including apartments, restaurants, artisan contractors and ready-mix operators. Financial Pacific’s business is heavily weighted toward the liability lines of business (commercial multi-peril liability, commercial auto) but also includes commercial multi-peril property, commercial auto physical damage and surety for small and medium-sized businesses. Financial Pacific is licensed in 19 western states, and actively writes insurance in four (Arizona, California, Nevada & Oregon). Prior to 2000, California accounted for nearly all of Financial Pacific’s written premium, but following a systematic and careful effort to diversify into other territories, at the end of 2005 the percentage of business attributable to California declined to 82%. Financial Pacific is subject to examination and comprehensive regulation by the California Department of Insurance. See “Business — Regulation.”
OUR BUSINESS STRATEGIES
      The acquisition of Financial Pacific Insurance Group, Inc. will move the Group closer to its goals of a higher proportion of commercial lines premiums as well as product and geographic diversity. As a west coast-based commercial writer, the addition of Financial Pacific resulted in an expansion of our geographic scope and a meaningful line of business diversification. Going forward after the acquisition, the Group will derive in excess of 80% of its direct written premiums from commercial lines of business, with the new premium not only in different geographic territories, but also from some additional products new to the Group. We will continue our efforts to achieve geographic and product line diversification in order to diminish the importance of any one line of business, class of business or territory.
Increase our commercial and casualty writings
      In recent years, and including the Financial Pacific acquisition, the Group has taken steps to increase commercial and casualty premium volume, and we will continue our focus on this goal. Growth in commercial and casualty lines reduces our personal lines exposure as a percentage of direct written premiums, which reduces the relative adverse impact that weather-related property losses can have on us. Increased commercial lines business also benefits us because we have greater flexibility in establishing rates for these lines.
      In order to attract and retain commercial and casualty insurance business, we have developed insurance programs specifically tailored to meet the needs of particular types of businesses. These programs are continually refined and, if successful, expanded based on input from our producers and our marketing personnel. We are continually looking for new types of business where we can apply this focus.
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
      In order to complement our existing commercial accounts, a two-tiered pricing approach for commercial automobile insurance covering primarily light to medium weight trucks and business-owned private passenger-type vehicles used for commercial purposes is offered. In addition to a standard rate, a preferred rate for risks meeting specified underwriting standards can be used.
      We believe that there is an opportunity to increase our volume of casualty business by: (1) working with our existing producers of commercial lines casualty business, (2) marketing casualty products to existing producers who have supported the establishment and growth of our commercial lines, and (3) forming and developing relationships with new producers that focus on commercial and casualty business. We believe an increasing share of this market is desirable and attainable given our existing relationships with our producers and our insureds, as well as the extensive experience and producer relationships of our commercial business management personnel. Our acquisition of Financial Pacific Insurance Group will help in this regard by not only adding commercial casualty premium, but also by offering the platform with which to grow such premium through its existing agents.
Diversify our business geographically
      For the year ended December 31, 2005, 54% of our business was written in New Jersey. We intend to continue to geographically diversify our risks by increasing our business outside of New Jersey. The inclusion of a full-year’s premium from Financial Pacific in our results is expected to reduce further the New Jersey concentration below the 2005 amounts. We intend to explore opportunities that may arise in states adjacent to our current operating territories, as well as in parts of the United States where we believe commercial lines insurers generally are permitted to manage risk selection and pricing without undue regulatory interference. We also will evaluate potential business opportunities in other jurisdictions to determine whether they would be a good fit with our businesses. If so, we may explore those opportunities as well. During 2005, Mercer Insurance Company and Mercer Insurance Company of New Jersey were licensed in New York state. Initially, we will use these licenses to provide coverages in that state which are needed by current insureds for their locations, however we intend to explore other opportunities in that state.
      We expect to accomplish our geographic diversification through the establishment new producer relationships, exploration of additional state insurance licenses where desirable, and through a selective acquisition strategy. We have no current definitive plans for any such acquisitions.
Attract and retain high-quality producers with diverse customer bases
      We believe our insurance companies have a strong reputation with producers and insureds for personal attention and prompt, efficient service. This reputation has allowed us to grow and foster our relationships with many high volume producers. Several of these producers focus primarily on commercial business and are located in areas we have targeted as growth opportunities within our territories. We intend to focus our marketing efforts on maintaining and improving our relationships with these producers, as well as on attracting new high-quality producers in areas with a substantial potential for growth. We also intend to continue to develop and tailor our commercial programs to enable our products to meet the needs of the customers served by our producers. Our religious institutions, “main street” business, and commercial automobile programs are successful examples of this effort.
Reduce our ratio of expenses to net premiums earned
      We are committed to improving our profitability by reducing expenses through the use of enhanced technology and by increasing our premium writings through the strategic deployment of our capital. Currently, we are in the process of converting portions of our information systems from an outside service bureau to an internally staffed system. Our target date for completion of this project is mid-to-late 2006. When completed, we will be able to eliminate cost redundancies related to the outside service bureau.
Reduce our reliance on reinsurance
      We reduced our reliance on reinsurance by increasing, on January 1, 2004, the maximum exposure retained by our insurance companies on individual property and casualty risks. This decision was supported by the new capital raised in the Conversion. We continually evaluate our reinsurance program to reduce the cost and achieve the optimal balance between cost and protection.
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
COMMERCIAL LINES PRODUCTS
      The following tables set forth the direct premiums written, net premiums earned, net loss ratios, expense ratios and combined ratios of our commercial lines products on a consolidated basis for the periods indicated:

	Year Ended December 31,

	2005	2004	2003

Direct Premiums Written:
Commercial multi-peril	$44,369	$22,249	$18,588
Commercial automobile	7,955	3,089	3,099
Other liability	7,822	9,771	8,944
Workers’ compensation	4,642	4,381	3,971
Surety	1,924	—	—
Fire, allied, inland marine	1,003	1,393	1,201

Total	$67,715	$40,883	$35,803

Net Premiums Earned:
Commercial multi-peril	$29,963	$16,522	$12,673
Commercial automobile	5,826	3,185	2,781
Other liability	8,239	7,184	6,295
Workers’ compensation	6,016	4,691	3,700
Surety	1,197	—	—
Fire, allied, inland marine	716	788	515

Total	$51,957	$32,370	$25,964

Net Loss Ratios:
Commercial multi-peril	71.9%	32.6%	30.9%
Commercial automobile	48.2	4.4	52.8
Other liability	32.5	41.0	46.6
Workers’ compensation	41.8	28.8	41.3
Surety	15.9	—	—
Fire, allied, inland marine	5.4	63.2	58.6

Total	57.3%	31.9%	39.1%

Expense Ratio
Commercial multi-peril	31.5%	57.3%	55.8%
Commercial automobile	28.4	38.8	41.5
Other liability	44.9	53.7	47.5
Workers’ compensation	27.8	29.7	31.2
Surety	(16.9)	—	—
Fire, allied, inland marine	48.3	64.8	67.6

Total	32.0%	50.9%	49.0%

Combined Ratios(1):
Commercial multi-peril	103.4%	89.9%	86.7%
Commercial automobile	76.6	43.2	94.3
Other liability	77.4	94.7	94.1
Workers’ compensation	69.6	58.5	72.5
Surety	(1.1)	—	—
Fire, allied, inland marine	53.8	128.0	126.2

Total	89.3%	82.8%	88.1%

(1)	A combined ratio over 100% means that an insurer’s underwriting operations are not profitable.

Commercial Multi-Peril
      We write a number of multi-peril policies providing property and liability coverage. These policies include larger apartment risks, condominium associations and 3-4 family dwelling policies. Various other risk classes also are written on this policy.
      We are working to increase market penetration for this product because it includes commercial risks that have more flexible and profitable rate structures. One of these marketing initiatives relates to certain habitational classes of business. In recent years market conditions in these classes have provided an opportunity to target our business generation efforts toward condominium associations and certain types of garden style apartment complexes. Although pricing in this sector has become more competitive, significantly in some cases, we continue to view this market segment favorably and are active in it.
      Many national insurance carriers are not inclined to underwrite condominium associations and garden style apartment complexes because of a perceived inability to underwrite such business profitably, although some have reentered this market recently. Condominium associations and garden style apartment complexes, as a class, have been determined to be unprofitable by many national carriers because the pricing of this business was driven to insufficient levels during the last soft market cycle. Therefore, underwriting opportunities exist within this class and we actively seek them out and write them where a reasonable premium can be obtained.
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
      A custom underwritten commercial multi-peril package policy is also written in the western states for select artisan contractor classes, as well as small to medium sized businesses within specified niche markets. This product is focused on smaller commercial accounts primarily in non-urban areas that do not lend themselves to a generic business owner policy and therefore tend to be less price sensitive. The target markets for this product include small artisan contractors, farm labor and service contractors, light manufacturing and mercantile (including restaurants).
Other Liability
      We write liability coverage for insureds who do not have property exposure or whose property exposure is insured elsewhere. The majority of these policies are written for small contractors such as carpenters, painters or electricians, who often self-insure small property exposures. Coverage for both premises and products liability exposures are regularly provided. Coverage is provided for other exposures such as vacant land and habitational risks.
      Commercial umbrella coverage and following form excess is available for insureds who insure their primary general liability exposures with us through a business owners, commercial multi-peril, religious institution or commercial general liability policy. This coverage typically has limits of $1,000,000 to $5,000,000, but higher limits are available if needed. To improve processing efficiencies and maintain underwriting standards, we prefer to offer this coverage as an endorsement to the underlying liability policy rather than as a separate stand-alone policy, but both versions are available.

Workers’ Compensation
      We typically write workers’ compensation policies in conjunction with an otherwise eligible business owners, commercial multi-peril, religious institution, commercial property or general liability policy. As of December 31, 2005, most of our workers’ compensation insureds have other policies with us.
Commercial Automobile
      This product is designed to cover primarily light and medium weight trucks used in business, as well as company-owned private passenger type vehicles. Other specialty classes such as church vans and funeral director vehicles also can be covered. The policy is marketed as a companion offering to our business owners, commercial multi-peril, religious institution, commercial property or general liability policies.
      We also write heavy and extra heavy trucks through our refuse hauler and ready-mix programs offered in the western states.
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
Surety
      The Group, through Financial Pacific, writes a mix of contract and subdivision bonds as well as miscellaneous license and permit bonds in our western states territory. Our bonds are distributed through both our independent agents as well as a direct marketing effort that includes on-line sales via our web-site Bondnow.com.

PERSONAL LINES PRODUCTS
      The following tables set forth the direct premiums written, net premiums earned, net loss ratios, expense ratios and combined ratios of our personal lines products on a consolidated basis for the periods indicated:

	Year Ended December 31,

	2005	2004	2003

Direct Premiums Written:
Homeowners	$14,950	$14,666	$14,695
Personal automobile	7,057	7,654	7,881
Fire, allied, inland marine	2,037	2,050	2,183
Other liability	442	493	544
Workers’ compensation	39	43	46

Total	$24,525	$24,906	$25,349

Net Premiums Earned:
Homeowners	$13,465	$13,477	$12,552
Personal automobile	6,719	7,197	6,894
Fire, allied, inland marine	2,140	2,194	2,103
Other liability	442	505	307
Workers’ compensation	37	41	44

Total	$22,803	$23,414	$21,900

Net Loss Ratios:
Homeowners	52.5%	82.8%	74.3%
Personal automobile	76.1	77.0	94.5
Fire, allied, inland marine	27.9	28.1	53.6
Other liability	175.4	104.1	200.3
Workers’ compensation	141.0	0.0	11.1

Total	59.7%	76.1%	80.3%

Expense Ratio
Homeowners	50.7%	48.1%	44.8%
Personal automobile	42.3	38.9	37.8
Fire, allied, inland marine	48.6	47.7	43.7
Other liability	54.8	32.6	33.5
Workers’ compensation	24.5	25.8	26.5

Total	48.1%	44.9%	42.3%

Combined Ratios(1):
Homeowners	103.2%	130.9%	119.1%
Personal automobile	118.4	115.9	132.3
Fire, allied, inland marine	76.5	75.8	97.3
Other liability	230.2	136.7	233.8
Workers’ compensation	165.4	25.8	37.6

Total	107.8%	121.0%	122.6%

Homeowners
      Our homeowners policy is a multi-peril policy providing property and liability coverages and optional inland marine coverage. The homeowners policy is sold to provide coverage for an insured’s residence. We market both a standard and a preferred homeowner product. The preferred product is offered at a discount to our standard rates to our customers who have a lower risk of loss. This product is sold only in New Jersey and Pennsylvania.
Personal Automobile
      We write comprehensive personal automobile coverage including liability, property damage and all state required insurance minimums for individuals domiciled in Pennsylvania only. This product is multi-tiered with an emphasis placed on individuals with lower than average risk profiles. We do not write any private passenger automobile products in New Jersey.
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
MARKETING
      We market our insurance products exclusively through independent producers, with the exception of a relatively small amount of business within our surety book of business sold by direct mail. All of these producers represent multiple carriers and are established businesses in the communities in which they operate. They generally market and write the full range of our insurance companies’ products. We consider our relationships with our producers to be good.
      Our insurance companies manage their producers through quarterly business reviews (with underwriter participation) and establishment of benchmarks/goals for premium volume and profitability. Our insurance companies in recent years have eliminated a number of low volume or unprofitable producers.
      For the years ended December 31, 2005 and 2004, our two largest producers accounted for approximately 17% and 24% of our direct premiums written, respectively. One of these agencies is the Davis Insurance Agency which is owned by H. Thomas Davis, Jr., a director and employee of the Company and the founder of Franklin Insurance Company. Pursuant to an Agency Business Agreement dated June 1, 2001, the Davis Insurance Agency has granted to Mercer Insurance Company a right of first refusal to acquire the Davis Insurance Agency upon any proposed sale by Mr. Davis. Under the Agency Business Agreement, the Davis Insurance Agency also has granted to Franklin Insurance Company a right of first refusal on all personal automobile and homeowners insurance produced by the agency. However, the agency may terminate this right if:

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
      The other top producer is Brown & Brown, Inc., which is not affiliated with us. No other producer accounted for more than 5% of our direct premiums written. For the years ended December 31, 2005 and 2004, our top 10 producers accounted for 33% and 44%, respectively, of direct premiums written, with the largest producer generating approximately $8.2 million and $8.0 million of our premium revenue, respectively.
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
UNDERWRITING
      Our insurance companies write their personal and commercial lines by evaluating each risk with consistently applied standards. We maintain information on all aspects of our business that is regularly reviewed to determine product line profitability. We also employ numerous underwriters, who generally specialize in either personal or commercial lines, and have many years of experience as underwriters. Specific information is monitored with regard to individual insureds to assist us in making decisions about policy renewals or modifications. New property risks are frequently inspected to insure they are as desirable as suggested by the application process.
      We rely on information provided by our independent producers. Subject to certain guidelines, producers also pre-screen policy applicants. The producers have the authority to sell and bind insurance coverages in accordance with pre-established guidelines in some, but not all cases, provided their historic underwriting performance warrants such authority. Producers’ results are continuously monitored, and continued poor loss ratios often result in agency termination.

CLAIMS
      Claims on insurance policies are received directly from the insured or through our independent producers. Claims are then assigned to either an in-house adjuster or an independent adjuster, depending upon the size and complexity of the claim. The adjuster investigates and settles the claim. Our trend is to manage an increasing proportion of our claims internally without the use of independent adjusters where scale permits. The Company also has a contingency plan for adjusting and processing claims resulting from a natural catastrophe.
      Claims settlement authority levels are established for each claims adjuster based upon his or her level of experience. Multi-line teams exist to handle all claims. The claims department is responsible for reviewing all claims, obtaining necessary documentation, estimating the loss reserves and resolving the claims.
      We attempt to minimize claims and related legal costs by encouraging the use of alternative dispute resolution procedures. Litigated claims are assigned to outside counsel for many types of claims, however most claims files handled in our western state operations are managed by in-house attorneys who have specialized training relating to construction liability issues and other casualty risks. We believe this arrangement reduces dramatically the cost of managing these types of claims, as the use of in-house attorneys reduces dramatically the cost of defense work.
TECHNOLOGY
      In evaluating the acquisition of Franklin Insurance Company in 2001, one of Franklin’s attractive features was its information technology system. Franklin Insurance was formed with the idea that through an efficient information technology system it could reduce expenses for both the producer and the company. Because homeowners’ and private passenger automobile insurance are largely commodity businesses, low cost product delivery is crucial, especially for small companies that do not otherwise enjoy economies of scale. Franklin Insurance licensed a flexible insurance software package and internally built a front-end Internet based interface to the system. All business generated by Franklin Insurance’s producers is processed and maintained in this system through the Internet, and these producers have access to their books of business through the Internet. This system provides efficiency, among other reasons, because information for all users is entered only one time.
      The Company has undertaken a project to convert all of its business to a platform which is a modified version of the system Franklin built for its business. The reasons for this decision include efficiencies to be achieved and a modernized system that will provide greater flexibility and cost savings while bringing our data-processing needs in-house where they can be better managed. Completion of the project will result in cost reduction, because we are currently operating two systems as we gradually move the business from the external system to our internal system.
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
      The focus of our ongoing information technology effort is:

•	to continue to re-engineer our internal processes to allow for more efficient operations;

•	to improve our producers’ ability to transact business with us;

•	to enable our producers to efficiently provide their clients with a high level of service;

•	to enhance agency access to online inquiry capabilities; and

•	to provide agencies with on-line monthly reporting.
      We believe that our technology initiative will increase revenues by making it easier for our insurance companies and producers to exchange information and do business with us. Increased ease of use also should lower expenses, and the elimination of the need to operate two systems after the transition is complete will further reduce technology expense.
      Our west coast operations have developed internally a customized, integrated technology platform which supports its products.
      The Company also has an initiative underway to convert from a paper-based filing and policy production/mailing system to a digital imaging and workflow system enabling automatic transfer of policy output to an electronic repository, supporting on-line inquiry and automated mailing. This initiative is also being extended to incorporate claims imaging and document storage requirements.
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
      We determine the amount and scope of reinsurance coverage to purchase each year based on a number of factors. These factors include the evaluation of the risks accepted, consultations with reinsurance representatives and a review of market conditions, including the availability and pricing of reinsurance. Our reinsurance arrangements are placed with non-affiliated reinsurers, and are generally renegotiated annually. For the year ended December 31, 2005, our insurance companies ceded to reinsurers $19.8 million of written premiums, compared to $8.4 million of written premiums for the year ended December 31, 2004, and $10.0 million for the year ended December 31, 2003. The increase in 2005 relates largely to the inclusion of the reinsurance premiums ceded by Financial Pacific Insurance Company, which was acquired by the Group on October 1, 2005.

Reinsurance Ceded (other than Financial Pacific)
      The largest exposure that we retained in both 2005 and 2004 on any one individual property risk was $500,000. For 2006, that retention will remain at $500,000. Individual property risks in excess of these amounts are covered on an excess of loss basis pursuant to various reinsurance treaties. All property lines of business, including commercial automobile physical damage, are reinsured under the same treaties.
      Except for umbrella liability, individual casualty risks that are in excess of $500,000 commencing January 1, 2004 ($300,000 in 2003) are covered on an excess of loss basis up to $1.0 million per occurrence, pursuant to various reinsurance treaties. Casualty losses in excess of $1.0 million arising from workers’ compensation claims are reinsured up to $10.0 million on a per occurrence and per person treaty basis by various reinsurers. Umbrella liability losses are reinsured on a 75% quota share basis up to $1.0 million and a 100% quota share basis in excess of $1.0 million up to $5.0 million. We also purchase casualty contingency loss excess reinsurance providing $3.0 million of coverage in excess of $1.0 million.
      Catastrophic reinsurance protects the ceding insurer from significant aggregate loss exposure. Catastrophic events include windstorms, hail, tornadoes, hurricanes, earthquakes, riots, blizzards, terrorist activities and freezing temperatures. We purchase layers of excess treaty reinsurance for catastrophic property losses. We reinsure 100% of losses per occurrence in excess of $2.0 million, up to a maximum of $32.0 million per occurrence. In 2003 we also reinsured 100% of any catastrophic losses per occurrence in an amount between $1.0 million and up to $2.0 million, but this coverage was discontinued for 2004 in view of our greater ability to absorb losses as a consequence of the new capital received in the Conversion.
Financial Pacific Reinsurance Ceded
      Financial Pacific Insurance Company currently has a separate reinsurance program from the other insurance companies in the Group, which is largely a continuation of the program it had in place immediately prior to its acquisition by the Group. This program will be reviewed at renewal for 2007 for consolidation where appropriate to achieve synergies with the rest of the Group’s reinsurance program.
      Commercial multi-peril property and auto physical damage coverage is reinsured, through a quota share treaty written with a syndicate of reinsurers (however, see Reinsurance Renewal below about the replacement of this program with a $1,650,000 excess of $350,000 excess of loss contract in the 2006 reinsurance program), where Financial Pacific retains 20% on the first $2 million of property business risk (with a maximum exposure of $400,000). Excess of $2 million, Financial Pacific has a semi-automatic facultative agreement, which provides $8 million of coverage.
      On casualty business Financial Pacific maintains two reinsurance layers, $250,000 excess of $250,000, and $500,000 excess of $500,000, respectively, for commercial multiple peril liability and automobile liability with a syndicate of reinsurers. The maximum exposure on any one casualty risk is $250,000. Excess of $1 million, there is a semi-automatic facultative agreement, which provides $5 million of coverage.
      For Financial Pacific’s surety line of business, it maintains an excess of loss contract under which it retains the first $200,000 and a percentage of the next $3.3 million resulting in a maximum retention of $492,500 per principal.
      Financial Pacific also maintains an Extra Contractual Obligation/ Loss in Excess of Policy Limits (ECO/XPL) coverage through the London markets, under which it currently purchases $6 million worth of ECO/XPL coverage.
      Many of Financial Pacific’s reinsurance treaties contain provisions that establish minimum and maximum cessions and allow limited participation in the profit of the ceded business. Generally, Financial Pacific shares on a limited basis in the profitability through contingent ceding commissions. Exposure to the loss experience is contractually defined at minimum and maximum levels, and the terms of such contracts are fixed at inception. Since estimating the emergence of claims to the applicable reinsurance layers is subject to significant uncertainty, the net amounts that will ultimately be realized may vary significantly from the estimated amounts presented in the Company’s results of operations.

      The insolvency or inability of any reinsurer to meet its obligations to us could have a material adverse effect on our results of operations or financial condition. As of December 31, 2005, the Group’s five largest reinsurers based on percentage of ceded premiums are set forth in the following table:

	Percentage
	of Ceded	A.M. Best
Name	Premiums	Rating

1. Partner Reinsurance Company of the U.S.	18.9%	A	+
2. QBE Reinsurance Corporation	11.4%	A
3. Alea North America Insurance Company (see note below)	10.0%	NR-4
4. Berkley Insurance Company	7.4%	A
5. Endurance Reinsurance Corp of America	5.0%	A	-
      The following table sets forth the five largest amounts of loss and loss expenses recoverable from reinsurers on unpaid claims as of December 31, 2005.

	Loss and
	Loss Expenses
	Recoverable on	A.M. Best
Name	Unpaid Claims	Rating

	(In thousands)
1. Berkley Insurance Company	$20,138	A
2. Partner Reinsurance Company of the U.S.	16,580	A	+
3. QBE Reinsurance Corporation	9,472	A
4. Continental Casualty Company	9,413	A
5. Alea North America Insurance Company (see note below)	6,262	NR-4
      The A and A- ratings are the third and fourth highest of A.M. Best’s 16 ratings. According to A.M. Best, companies with a rating of “A” or “A-” are rated “Excellent”, with “...an excellent ability to meet their ongoing obligations to policyholders.” The rating NR-4 means “not rated by company request”.
      Note: As of December 31, 2005, $6.3 million is due from Alea North America Insurance Company (“Alea”), which previously was rated A-(Excellent), but presently is rated NR-4 (not rated by company request). Alea Group, the parent of Alea is now in voluntary runoff. Some of the Company’s treaties with Alea have contractual provisions that require a trust account to be set up in the event of downgrade. Management is currently working with Alea through its reinsurance intermediary to have Alea fund such a trust, which would cover $3.9 million of the $6.3 million of the loss and loss adjustment expense reserves ceded to Alea as of December 31, 2005. Additionally, to further limit its exposure, the Company terminated its policy year 2005 treaties with Alea on a cut-off basis. At the present time, Alea remains current in the payment of its obligations to the Company.
Reinsurance Assumed
      We generally do not assume risks from other insurance companies. However, we are required by statute to participate in certain residual market pools. This participation requires us to assume business for workers’ compensation and for property exposures that are not insured in the voluntary marketplace. We participate in these residual markets pro rata on a market share basis, and as of December 31, 2005, our participation is not material.
Reinsurance Renewal
      Our reinsurance program renewed for 2006 relatively unchanged from the prior year. Despite the concern of rate increases being driven by the losses associated with the severe weather and catastrophic events of 2005, the Group’s reinsurance programs renewed with little or no change in expiring rates.
      Financial Pacific restructured its property reinsurance effective for 2006 by eliminating the 80% property quota share contract in place for 2005 and replacing it with a $1,650,000 excess of $350,000 contract with a syndicate of reinsurers. This change allows Financial Pacific to take advantage of the Group’s capital position by reducing the level of ceded premium and retaining more of the business it writes. Also effective in 2006, Financial Pacific was added to the $3.0 million excess of $2.0 million layer of the Group’s property catastrophic reinsurance program.
INTERCOMPANY AGREEMENTS
      Our insurance companies (other than Financial Pacific Insurance Company) are parties to a Reinsurance Pooling Agreement. Under this agreement, all premiums, losses and underwriting expenses of our insurance companies are combined and subsequently shared based on each individual company’s statutory surplus from the most recently filed statutory annual statement. The Reinsurance Pooling Agreement has no impact on our consolidated results. Financial Pacific Insurance Company will join the Group’s pooling agreement upon completion of the regulatory approval process, which is underway.
      The Company’s insurance subsidiaries are parties to a Services Allocation Agreement. Pursuant to this agreement, any and all employees of Mercer Insurance Company and each of its subsidiaries (other than BICUS Services Corporation, a wholly owned subsidiary of Mercer Insurance Company) were transferred to, and became employees of, BICUS. BICUS has agreed to perform all necessary functions and services required by Mercer Insurance Company and each of its subsidiaries in conducting their respective operations. In turn, Mercer Insurance Company and each of its subsidiaries has agreed to reimburse BICUS for its costs and expenses incurred in rendering such functions and services in an amount determined by the parties.
      The Company and its subsidiaries are parties to a consolidated tax allocation agreement that allocates each company a pro rata share of the consolidated income tax expense based upon its contribution of taxable income to the consolidated group.
      Each of these agreements is currently under regulatory review with respect to Financial Pacific Insurance Company becoming a party to each.
FINANCIAL PACIFIC INSURANCE AGENCY
      Financial Pacific Insurance Agency (“the Agency”) is a wholly owned subsidiary of Financial Pacific Insurance Group, Inc. and operates as a wholesale operation to place business on behalf of Financial Pacific Insurance Company’s network of independent agents. The business placed consists primarily of programs serviced by excess and surplus lines carriers. The Agency earned a commission and/or service fee on the placed business. During 2005 the Agency placed $1.6 million in premiums to non-affiliated insurance companies and brokers and earned commissions of $230,000.
LOSS AND LAE RESERVES
      Our insurance companies are required by applicable insurance laws and regulations to maintain reserves for payment of losses and loss adjustment expenses (LAE). These reserves are established for both reported claims and for claims incurred but not reported (IBNR), arising from the policies they have issued. The provision must be made for the ultimate cost of those claims without regard to how long it takes to settle them or the time value of money. The determination of reserves involves actuarial and statistical projections of what our insurance companies expect to be the cost of the ultimate settlement and administration of such claims. The reserves are set based on facts and circumstances then known, estimates of future trends in claims severity, and other variable factors such as inflation and changing judicial theories of liability.
      In light of such uncertainties, the Company also relies on policy language, developed by the Company and by others, to exclude or limit coverage where not intended. If such language is held by a court to be invalid or unenforceable it could materially adversely affect the Company’s financial position. The possibility of expansion of an insurer’s liability, either through new concepts of liability or through a court’s refusal to accept restrictive policy language, adds to the inherent uncertainty of reserving for claims.
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
      We maintain IBNR reserves to provide for already incurred claims that have not yet been reported and developments on reported claims. The IBNR reserve is determined by estimating our insurance companies’ ultimate net liability for both reported and IBNR claims and then subtracting the case reserves and payments made to date for reported claims.
      Each quarter, we compute our estimated ultimate liability using principles and procedures applicable to the lines of business written. However, because the establishment of loss reserves is an inherently uncertain process, we cannot be certain that ultimate losses will not exceed the established loss reserves and have a material adverse effect on the Company’s results of operations and financial condition. Adjustments in aggregate reserves, if any, are reflected in the operating results of the period during which such adjustments are made. We do not believe our insurance companies are subject to any material potential asbestos or environmental liability claims.
      The following table provides a reconciliation of beginning and ending consolidated loss and LAE reserve balances of the Company and its subsidiaries for the years ended December 31, 2005, 2004 and 2003, prepared in accordance with U.S. generally accepted accounting principles.
RECONCILIATION OF RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

	2005	2004	2003

Reserves for losses and loss adjustment expenses at the beginning of period	$36,028	37,261	31,348
Less: Reinsurance recoverable and receivables	(3,063)	(5,036)	(4,150)

Net reserves for losses and loss adjustment expenses at beginning of period	32,965	32,225	27,198
Reserves acquired in subsidiary acquisition, net	91,894	—	—

Net balance, as adjusted	124,859	32,225	27,198
Add: Provision for losses and loss adjustment expenses for claims occurring in:
Current year	39,221	29,024	28,329
Prior years	4,163	(886)	(596)

Total incurred	43,384	28,138	27,733

Less: Loss and loss adjustment expenses payments for claims occurring in:
Current year	15,954	14,626	13,866
Prior years	19,354	12,772	8,840

Total paid	35,308	27,398	22,706

Net balance, December 31	132,935	32,965	32,225
Plus reinsurance recoverable on unpaid losses and loss expenses at end of period	78,744	3,063	5,036

Reserves for losses and loss adjustment expenses at end of period	$211,679	36,028	37,261

      The following tables show the development of our consolidated reserves for unpaid losses and LAE from 1995 through 2005 determined under U.S. generally accepted accounting principles (GAAP). The top line of each table shows the liabilities, net of reinsurance, at the balance sheet date, including losses incurred but not yet reported. The upper portion of each table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The lower portion of each table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. A redundancy exists when the re-estimated liability at each December 31 is less than the prior liability estimate. Similarly, a deficiency exists when the re-estimated liability at each December 31 is greater than the prior liability estimate. The “cumulative redundancy” depicted in the tables, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.
      Amounts shown in the 2005 column of the table include information relating to Financial Pacific Insurance Company, which was acquired on October 1, 2005, and accounted for as a purchase business combination. Such amounts included a gross liability of $176,159 a reinsurance recoverable of 75,473, and a net liability of $100,686 as of December 31, 2005.

	Year Ended December 31,

	1995	1996	1997	1998	1999	2000

	(In thousands)
Liability for unpaid losses and LAE net of reinsurance recoverable	$19,357	$20,074	$19,851	$22,565	$23,643	$24,091
Cumulative amount of liability paid through:
One year later	6,368	6,042	4,536	5,525	5,842	5,726
Two years later	9,554	8,829	7,537	8,655	8,627	9,428
Three years later	11,539	11,143	9,738	10,605	11,237	12,142
Four years later	12,819	12,472	10,975	11,893	12,726	14,139
Five years later	13,690	13,422	11,550	12,554	13,613	15,750
Six years later	14,196	13,826	11,816	13,034	14,865
Seven years later	14,450	14,043	12,118	13,888
Eight years later	14,621	14,236	12,610
Nine years later	14,785	14,581
Ten years later	14,952
Liability estimated as of:
One year later	17,712	19,018	17,874	19,909	19,689	20,810
Two years later	17,247	17,634	16,440	17,478	18,506	19,539
Three years later	16,568	16,987	14,711	16,625	17,484	17,745
Four years later	16,208	15,905	14,204	15,826	16,167	18,050
Five years later	15,680	15,769	13,913	14,762	16,200	17,751
Six years later	15,584	15,483	13,273	14,955	16,604
Seven years later	15,573	14,986	13,462	15,329
Eight years later	15,349	15,191	13,463
Nine years later	15,493	15,356
Ten years later	15,552

Cumulative total redundancy (deficiency), net	$3,805	$4,718	$6,388	$7,236	$7,039	$6,339

Gross liability — end of year	36,176	35,221	31,872	30,948	29,471	28,766
Reinsurance recoverable — end of year	16,819	15,147	12,021	8,383	5,828	4,676

Net liability — end of year	$19,357	$20,074	$19,851	$22,565	$23,643	$24,090

Gross re-estimated liability — latest	27,390	25,079	21,473	20,533	21,412	21,995
Re-estimated reinsurance recoverable — latest	11,838	9,723	8,010	5,204	4,808	4,244

Net re-estimated liability — latest	$15,552	$15,356	$13,463	$15,329	$16,604	$17,751

Cumulative total redundancy (deficiency), gross	$8,786	$10,142	$10,399	$10,415	$8,059	$6,771

	Year Ended December 31,

	2001	2002	2003	2004	2005

	(In thousands)
Liability for unpaid losses and LAE net of reinsurance recoverable	$25,634	$27,198	$32,225	$32,965	$132,935
Cumulative amount of liability paid through:
One year later	7,376	8,840	12,772	14,580	—
Two years later	11,850	15,442	20,624
Three years later	15,610	19,947
Four years later	18,493
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Ten years later
Liability estimated as of:
One year later	23,490	26,601	31,339	32,427	—
Two years later	22,084	26,924	32,392
Three years later	22,522	26,681
Four years later	22,047
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Ten years later

Cumulative total redundancy (deficiency), net	$3,587	$517	$(167)	$538	—

Gross liability — end of year	31,059	31,348	37,261	36,028	211,679
Reinsurance recoverable — end of year	5,425	4,150	5,036	3,063	78,744

Net liability — end of year	$25,634	$27,198	$32,225	$32,965	$132,935

Gross re-estimated liability — latest	27,346	31,642	37,597	36,155
Re-estimated reinsurance recoverable — latest	5,299	4,961	5,205	3,728

Net re-estimated liability — latest	$22,047	$26,681	$32,392	$32,427

Cumulative total redundancy (deficiency), gross	$3,713	$(294)	$(336)	$(127)

INVESTMENTS
      On a consolidated basis, all of our investments in fixed income and equity securities are classified as available for sale and are carried at fair value.
      An important component of our consolidated operating results has been the return on invested assets. Our investment objectives are to: (i) maximize current yield, (ii) maintain safety of capital through a balance of high quality, diversified investments that minimize risk, (iii) maintain adequate liquidity for our insurance operations, (iv) meet regulatory requirements, and (v) increase surplus through appreciation. However, in order to enhance the yield on our fixed income securities, our investments generally have a longer average duration than the life of our liabilities. See “Management’s Discussion and Analysis of Financial Condition

and Results of Operations” under the subsection entitled “Quantitative and Qualitative Information about Market Risk.”
      Our investment policy requires that investments be made in a portfolio consisting of bonds, equity securities, and short-term money market instruments. Our equity investments are concentrated in companies with larger capitalizations. However, the Company’s second largest equity holding, valued at $1.1 million, is our investment in the common stock of Excess Reinsurance Company, which is a privately held, illiquid security (which, in 2005, paid a special dividend to the Group of $183,000). The investment policy does not permit investment in unincorporated businesses, private placements or direct mortgages, foreign denominated securities, financial guarantees or commodities. The Board of Directors of the Company has developed this investment policy and reviews it periodically.
      The following table sets forth consolidated information concerning our investments. The changes in the distribution of the fixed income securities portfolio among the categories in the table below from December 31, 2004 to December 31, 2005 reflects the acquisition of Financial Pacific Insurance Group, Inc. on October 1, 2005, and the changes from December 31, 2003 to December 31, 2004 reflect our decision, effective January 1, 2004, to move the management of our fixed income securities to a new management firm, and the resulting reallocation undertaken by that firm to achieve an overall increase in returns while maintaining an investment-grade portfolio.

	At December 31, 2005		At December 31, 2004		At December 31, 2003

	Cost(2)	Fair Value	Cost(2)	Fair Value	Cost(2)	Fair Value

	(In thousands)
Fixed income securities(1):
United States government and government agencies	$48,312	$47,603	$17,870	$17,700	$38,974	$38,826
Obligations of states and political subdivisions	80,728	80,278	35,801	35,745	5,083	5,235
Industrial and miscellaneous	67,816	67,153	16,896	16,781	2,157	2,147
Mortgage-backed securities	34,355	34,095	30,535	30,431	68	69

Total fixed income securities	231,191	229,129	101,102	100,657	46,282	46,277
Equity securities	8,599	14,981	16,145	24,447	15,866	22,656
Short-term investments	4,289	4,289	—	—	54,396	54,396

Total	$244,079	$248,399	$117,247	$125,104	$116,544	$123,329

(1)	In our consolidated financial statements, investments are carried at fair value.

(2)	Original cost of equity securities; original cost of fixed income securities adjusted for amortization of premium and accretion of discount.
      The table below contains consolidated information concerning the investment ratings of our fixed maturity investments at December 31, 2005.

	Amortized
Type/Ratings of Investment(1)	Cost	Fair Value	Percentages(2)

	(Dollars in thousands)
U.S. Government and agencies	$48,312	$47,603	20.8%
AAA	121,098	120,354	52.5%
AA	14,061	13,925	6.1%
A	43,676	43,261	18.9%
BBB	3,654	3,596	1.6%
BB	390	390	0.1%

Total	$231,191	$229,129	100.0%

(1)	The ratings set forth in this table are based on the ratings assigned by Standard & Poor’s Corporation (S&P). If S&P’s ratings were unavailable, the equivalent ratings supplied by Moody’s Investors Services, Inc., Fitch Investors Service, Inc. or the NAIC were used where available.

(2)	Represents the fair value of the classification as a percentage of the total fair value of the portfolio.
      The table below sets forth the maturity profile of our consolidated fixed maturity investments as of December 31, 2005:

	Amortized
Maturity	Cost(1)	Fair Value	Percentages(2)

	(Dollars in thousands)
1 year or less	$10,858	$10,826	4.7%
More than 1 year through 5 years	83,364	82,648	36.1%
More than 5 years through 10 years	66,898	66,158	28.9%
More than 10 years	26,002	25,933	11.3%
Mortgage-backed securities	44,069	43,564	19.0%

Total	$231,191	$229,129	100.0%

(1)	Fixed maturities are carried at fair value in our consolidated financial statements.

(2)	Represents the fair value of the classification as a percentage of the total fair value of the portfolio.
      The average duration of our fixed maturity investments, excluding mortgage-backed securities that are subject to prepayment, was approximately 3.96 years as of December 31, 2005. As a result, the market value of our investments may fluctuate in response to changes in interest rates. In addition, we may experience investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments.
      Our consolidated average cash and invested assets, net investment income and return on average cash and invested assets for the years ended December 31, 2005, 2004 and 2003 were as follows:

	Year Ended December 31,

	2005	2004	2001

	(Dollars in thousands)
Average cash and invested assets	$155,800	$139,015	$84,572
Net investment income	4,467	2,841	1,707
Return on average cash and invested assets	2.9%	2.0%	2.0%
A.M. BEST RATING
      A.M. Best rates insurance companies based on factors of concern to policyholders. With the exception of Financial Pacific Insurance Company, which is rated “A-” (Excellent), all insurance companies in the Group have been assigned an “A” (Excellent) rating by A.M. Best for 5 years. An “A” rating is the third highest rating out of A.M. Best’s 16 possible rating categories while an “A-” rating is the fourth highest. A.M. Best’s rating of Financial Pacific Insurance Company is expected to be reviewed upon approval of the Group’s application to include Financial Pacific Insurance Company in its inter-company pooling agreement.
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
Examinations
      Examinations are conducted by the Pennsylvania Insurance Department, the California Department of Insurance, and the New Jersey Department of Banking and Insurance every three to five years. The Pennsylvania Insurance Department’s last examination of Mercer Insurance Company was as of December 31, 2004. Their last examination of Franklin Insurance Company was as of December 31, 2004. The New Jersey Department of Banking and Insurance’s last completed examination of Mercer Insurance Company of New Jersey, Inc. was as of December 31, 2000, and the examination for the year ended December 31, 2004 is currently in progress. The last examination of Financial Pacific Insurance Company by the California Department of Insurance was as of December 31, 2003.
      These examinations did not result in any adjustments to the financial position of any of our insurance companies. In addition, there were no substantive qualitative matters indicated in the examination reports that had a material adverse impact on the operations of our insurance companies.
NAIC Risk-Based Capital Requirements
      In 1990, the National Association of Insurance Commissioners (the “NAIC”) began an accreditation program to ensure that states have adequate procedures in place for effective insurance regulation, especially with respect to financial solvency. The accreditation program requires that a state meet specific minimum standards in over five regulatory areas to be considered for accreditation. The accreditation program is an ongoing process and once accredited, a state must enact any new or modified standards approved by the NAIC within two years following adoption. As of December 31, 2005, Pennsylvania, New Jersey, and California, the states in which our insurance company subsidiaries are domiciled, were accredited.
      Pennsylvania, New Jersey and California impose the NAIC’s risk-based capital requirements that require insurance companies to calculate and report information under a risk-based formula. These risk-based capital requirements attempt to measure statutory capital and surplus needs based on the risks in a company’s mix of products and investment portfolio. Under the formula, a company first determines its “authorized control level” risk-based capital. This authorized control level takes into account (i) the risk with respect to the insurer’s assets; (ii) the risk of adverse insurance experience with respect to the insurer’s liabilities and obligations, (iii) the interest rate risk with respect to the insurer’s business; and (iv) all other business risks and such other relevant risks as are set forth in the RBC instructions. A company’s “total adjusted capital” is the sum of statutory capital and surplus and such other items as the risk-based capital instructions may provide. The formula is designed to allow state insurance regulators to identify weakly capitalized companies.
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
NAIC Ratios
      The NAIC also has developed a set of 13 financial ratios referred to as the Insurance Regulatory Information System or (IRIS). On the basis of statutory financial statements filed with state insurance regulators, the NAIC annually calculates these IRIS ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range for each of the IRIS financial ratios. If four or more of its IRIS ratios fall outside the range deemed acceptable by the NAIC, an insurance company may receive inquiries from individual state insurance departments. During each of the years ended December 31, 2004 and 2003, Mercer Insurance Company, Mercer Insurance Company of New Jersey, Inc., and Franklin Insurance Company did not produce results outside the acceptable range for four or more IRIS tests. For the same years, Financial Pacific Insurance Company produced four ratios outside the acceptable range. The results for 2005 are not yet available.
Market Conduct Regulation
      State insurance laws and regulations include numerous provisions governing trade practices and the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, illustrations, advertising, sales practices and complaint handling. State regulatory authorities generally enforce these provisions through periodic market conduct examinations, which the Company is subject to from time to time. A market conduct examination of Franklin Insurance Company was recently completed by the Pennsylvania Insurance Department without any material issues. A market conduct examination of our New Jersey Homeowners and Combination Dwelling lines of business was also recently completed without any material issues. The California Department of Insurance completed a Claims examination as of December 31, 2004, and an Underwriting examination as of December 31, 2002, with both having been completed without any material issues.
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
      State insurance laws and regulations require us to participate in mandatory property-liability “shared market,” “pooling” or similar arrangements that provide certain types of insurance coverage to individuals or others who otherwise are unable to purchase coverage voluntarily provided by private insurers. Shared market mechanisms include assigned risk plans; fair access to insurance requirements or “FAIR” plans; and reinsurance facilities, such as the New Jersey Unsatisfied Claim and Judgment Fund. In addition, some states require insurers to participate in reinsurance pools for claims that exceed specified amounts. Our participation in these mandatory shared market or pooling mechanisms generally is related to the amounts of our direct writings for the type of coverage written by the specific arrangement in the applicable state. For the three years ended December 31, 2005, 2004 and 2003, we received earned premium from these arrangements in the amounts of $2,696,000, $1,829,000, and $1,312,000, respectively, and incurred losses and loss expenses from these arrangements in the amounts of $2,249,000, $1,565,000, and $582,000, respectively. Because we do not have a significant amount of direct writings in the coverages written under these arrangements, we do not anticipate that these arrangements will have a material effect on us in the future. However, we cannot predict the financial impact of our participation in any shared market or pooling mechanisms that may be implemented in the future by the states in which we do business.

Guaranty Fund Laws
      Many states have guaranty fund laws under which insurers doing business in the state can be assessed to fund policyholder liabilities of insolvent insurance companies. The states in which our insurance companies do business have such laws. Under these laws, an insurer is subject to assessment depending upon its market share in the state of a given line of business. For the years ended December 31, 2005, 2004 and 2003, we incurred approximately $168,000, ($28,000), and $101,000, respectively, in assessments pursuant to state insurance guaranty association laws. The negative assessment incurred in 2004 reflects the settlement of guaranty fund assessments for 2002 and 2001 at more favorable rates than anticipated. We establish reserves relating to insurance companies that are subject to insolvency proceedings when we are notified of assessments by the guaranty associations. We cannot predict the amount and timing of any future assessments on our insurance companies under these laws.
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
      We are currently charging a premium for certified terrorism coverage on our Businessowners, Commercial Automobile and commercial Workers’ Compensation policies. In 2006, we expect to start charging a premium for certified terrorism coverage for Tenant-occupied Dwelling, Special Contractors, Special Multi-peril, Monoline Commercial Fire, Monoline General liability, and Religious Institution policies. Insureds who are charged a terrorism premium have the option (except Workers’ Compensation) of deleting certified terrorism coverage to reduce their premium costs, however most do not do so. Insureds under commercial Workers’ Compensation policies do not have the option to delete the certified terrorism coverage. Most other policies include certified terrorism coverage at no additional cost. Where allowed, we exclude coverage for losses that are from events not certified as terrorism events, with no buyback option available to the policyholder.
      The legislation that created the Terrorism Risk Insurance Act of 2002 expires on December 31, 2007. If this legislation is not extended beyond that date, all potential reimbursement for certified terrorism losses will end on that date.
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
Dividends
      Our insurance companies are restricted by the insurance laws of their respective states of domicile regarding the amount of dividends or other distributions they may pay without notice to or the prior approval of the state regulatory authority. The Pennsylvania Insurance Department’s approval of Mercer Insurance Company’s Conversion to stock form was given subject to, among other things, the condition that for a period of three years following the Conversion, Mercer Insurance Company may not declare or pay a dividend to the Holding Company without the approval of the Pennsylvania Insurance Department. After this three-year period has expired, Mercer Insurance Company’s ability to declare and pay dividends to the Holding Company will be subject to Pennsylvania law. The Pennsylvania Insurance Department did approve an extraordinary dividend in 2005, in the amount of $10 million, to fund in part the acquisition of Financial Pacific Insurance Group, Inc. by Mercer Insurance Group, Inc.
      Pennsylvania law sets the maximum amount of dividends that may be paid by Mercer Insurance Company and Franklin Insurance Company during any twelve-month period after notice to, but without prior approval of, the Pennsylvania Insurance Department. With respect to each insurance company, this amount cannot exceed the greater of 10% of the company’s statutory surplus as reported on the most recent annual statement filed with the Pennsylvania Insurance Department, or the company’s net income for the period covered by the annual statement. If the dividend restrictions contained in the Pennsylvania Insurance Department’s approval of the Conversion were not in effect, then as of December 31, 2004, the amount available for payment of dividends by Mercer Insurance Company to the Company in 2006 without the prior approval of the Pennsylvania Insurance Department would be approximately $5.6 million.
      New Jersey and California impose similar limitations on the ability of our insurance companies domiciled in their states to pay dividends. As of December 31, 2005, the limitation on dividends that may be paid by Mercer Insurance Company of New Jersey, Inc. to Mercer Insurance Company in 2006 (through its intermediary holding company) without the prior approval of New Jersey Department of Banking and Insurance is approximately $1.7 million. Similarly, as of December 31, 2005, the limitation on dividends that may be paid by Financial Pacific Insurance Company to Mercer Insurance Company in 2006 (through its intermediary holding company) without the prior approval of the California Department of Insurance is approximately $3.9 million.
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
EMPLOYEES
      All of our employees are employed directly by BICUS Services Corporation, a wholly owned subsidiary of Mercer Insurance Company. Our insurance companies do not have any employees. BICUS provides management services to all of our insurance companies. As of December 31, 2005, the total number of full-time equivalent employees of BICUS was 193, as compared to the prior-year total of 97. The increase in 2005 is attributable to the acquisition by the Group of Financial Pacific Insurance Group, Inc. None of these employees are covered by a collective bargaining agreement and BICUS believes that its employee relations are good.

ITEM 1A.	RISK FACTORS
Risks Relating to Our Industry
Catastrophic Events
      As a property and casualty insurer, we are subject to claims from catastrophes that may have a significant negative impact on operating and financial results. We have experienced catastrophe losses, and can be expected to experience catastrophe losses in the future. Catastrophe losses can be caused by various events, including coastal storms, snow storms, ice storms, freezing, hurricanes, earthquakes, tornadoes, wind, hail, fires, and other natural or man-made disasters. We also face exposure to losses resulting from acts of war, acts of terrorism and political instability. The frequency, number and severity of these losses are unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event.
      We attempt to mitigate catastrophe risk by reinsuring a portion of our exposure. However, reinsurance may prove inadequate if:

•	A major catastrophic loss exceeds the reinsurance limit

•	A number of small catastrophic losses occur which individually fall below the retention level.
      In addition, because accounting regulations do not permit insurers to reserve for catastrophic events until they occur, claims from catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could have a material adverse affect on our financial condition or results of operations. Our ability to write new business also could be adversely affected.
Loss Reserves
      We maintain reserves to cover amounts we estimate will be needed to pay for insured losses and for the expenses necessary to settle claims. Estimating loss and loss expense reserves is a difficult and complex process involving many variables and subjective judgments. Estimates are based on management assessment of the known facts and circumstances, prediction of future events, claims severity and frequency and other subjective factors. We regularly review our reserving techniques and our overall amount of reserves. We review historical data and consider the impact of various factors such as:

•	trends in claim frequency and severity;

•	information regarding each claim for losses;

•	legislative enactments, judicial decisions and legal developments regarding damages; and

•	trends in general economic conditions, including inflation.
      Our estimated loss reserves could be incorrect and potentially inadequate. If we determine that our loss reserves are inadequate, we will have to increase them. This adjustment would reduce income during the period in which the adjustment is made, which could have a material adverse impact on our financial condition and results of operation. There is no precise way to determine the ultimate liability for losses and loss settlements prior to final settlement of the claim.
Terrorism
      The threat of terrorism, both within the United States and abroad, and military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and declines in the equity markets in the United States, Europe and elsewhere, as well as loss of life, property damage, additional disruptions to commerce and reduced economic activity. Actual terrorist attacks could cause losses from insurance claims related to the property and casualty insurance operations of the Company as well as a decrease in our stockholders’ equity, net income and/or revenue. The effects of changes related to the Company may result in a decrease in our stock price. The Terrorism Risk Insurance Act of 2002 requires that some coverage for terrorist loss be offered by primary property insurers and provides Federal assistance for recovery of claims through 2007. In addition, some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and economic activity caused by the continued threat of terrorism, ongoing military and other actions and heightened security measures.
      We cannot predict at this time whether and the extent to which industry sectors in which we maintain investments may suffer losses as a result of potential decreased commercial and economic activity, or how any such decrease might impact the ability of companies within the affected industry sectors to pay interest or principal on their securities, or how the value of any underlying collateral might be affected. We can offer no assurances that the threats of future terrorist-like events in the United States and abroad or military actions by the United States will not have a material adverse effect on our business, financial condition or results of operations.
Reinsurance
      Our ability to manage our exposure to underwriting risks depends on the availability and cost of reinsurance coverage. Reinsurance is the practice of transferring part of an insurance company’s liability and premium under an insurance policy to another insurance company. We use reinsurance arrangements to limit and manage the amount of risk we retain, to stabilize our underwriting results and to increase our underwriting capacity. The availability and cost of reinsurance are subject to current market conditions and may vary significantly over time. The potential exists in a hard market cycle for reinsurance costs to rise. If this occurs, reinsurance could become more difficult to obtain and the Company may have to further increase its retention levels.
      Any increase in our retention levels will increase our risk of loss. We may be unable to maintain our desired reinsurance coverage or to obtain other reinsurance coverage in adequate amounts and at favorable rates. If we are unable to renew our expiring coverage or obtain new coverage, it will be difficult for us to manage our underwriting risks and operate our business profitably.
      It is also possible that the losses we experience on risks we have reinsured will exceed the coverage limits on the reinsurance. If the amount of our reinsurance coverage is insufficient, our insurance losses could increase substantially.

      If our reinsurers do not pay our claims in a timely manner, we may incur losses. We are subject to loss and credit risk with respect to the reinsurers with whom we deal because buying reinsurance does not relieve us of our liability to policyholders. If our reinsurers are not capable of fulfilling their financial obligations to us, our insurance losses would increase.
Investments
      Our investment portfolio contains a significant amount of fixed-income securities, including at different times bonds, mortgage-backed securities (MBSs) and other securities. The market values of all of our investments fluctuate depending on economic conditions and other factors. The market values of our fixed-income securities are particularly sensitive to changes in interest rates.
      We may not be able to prevent or minimize the negative impact of interest rate changes. Additionally, we may, from time to time, for business, regulatory or other reasons, elect or be required to sell certain of our invested assets at a time when their market values are less than their original cost, resulting in realized capital losses, which would reduce net income.
Regulation
      If we fail to comply with insurance industry regulations, or if those regulations become more burdensome, we may not be able to operate profitably.
      Our insurance companies are regulated by government agencies in the states in which we do business, as well as by the federal government. Most insurance regulations are designed to protect the interests of policyholders rather than shareholders and other investors. These regulations are generally administered by a department of insurance in each state in which we do business.
      State insurance departments conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives.
      In addition, regulatory authorities have relatively broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. In some instances, we follow practices based on our interpretations of regulations or practices that we believe may be generally followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us. This could adversely affect our ability to operate our business. Further, changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could adversely affect our ability to operate our business.
      We are also subject to various accounting and financial requirements established by the National Association of Insurance Commissioners (NAIC). If we fail to comply with these laws, regulations and requirements, it could result in consequences ranging from a regulatory examination to a regulatory takeover of one or more of our insurance companies. This would make our business less profitable. In addition, state regulators and the NAIC continually re-examine existing laws and regulations, with an emphasis on insurance company solvency issues and fair treatment of policyholders. Insurance laws and regulations could change or additional restrictions could be imposed that are more burdensome and make our business less profitable.
      We are subject to the application of U.S generally accepted accounting principles (GAAP), which is periodically revised and/or expanded. As such, we are periodically required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. It is possible that future changes required to be adopted could change the current accounting treatment that we apply and such changes could result in a material adverse impact on our results of operations and financial condition.

Risks Relating to Our Business
Geographic
      Due to the geographic concentration of our business (principally, New Jersey, Pennsylvania, California, Oregon, Nevada, and Arizona) catastrophe and natural peril losses may have a greater adverse effect on us than they would on a more geographically diverse property and casualty insurer.
      We could be significantly affected by legislative, judicial, economic, regulatory, demographic and other events and conditions in these states. In addition, we have significant exposure to property losses caused by severe weather that affects any of these states. Those losses could adversely affect our results.
Competition
      The property and casualty insurance market in which we operate is highly competitive. Competition in the property and casualty insurance business is based on many factors. These factors include the perceived financial strength of the insurer, premiums charged, policy terms and conditions, services provided, reputation, financial ratings assigned by independent rating agencies and the experience of the insurer in the line of insurance to be written. We compete with stock insurance companies, mutual companies, local cooperatives and other underwriting organizations. Many of these competitors have substantially greater financial, technical and operating resources than we have. Many of the lines of insurance we write are subject to significant price competition. If our competitors price their products aggressively, our ability to grow or renew our business may be adversely affected. We pay producers on a commission basis to produce business. Some of our competitors may offer higher commissions or insurance at lower premium rates through the use of salaried personnel or other distribution methods that do not rely on independent producers. Increased competition could adversely affect our ability to attract and retain business and thereby reduce our profits from operations.
Rating
      A reduction in our A.M. Best rating could affect our ability to write new business or renew our existing business. Ratings assigned by the A.M. Best Company, Inc. are an important factor influencing the competitive position of insurance companies. A.M. Best ratings represent independent opinions of financial strength and ability to meet obligations to policyholders and are not directed toward the protection of investors. If our financial position deteriorates, we may not maintain our favorable financial strength rating from A.M. Best. A downgrade of our rating could severely limit or prevent us from writing desirable business or from renewing our existing business.
Key Producers
      Our results of operations may be adversely affected by any loss of business from key producers. Our products are marketed by independent producers. Other insurance companies compete with us for the services and allegiance of these producers. These producers may choose to direct business to our competitors, or may direct less desirable risks to us. Our two largest producers, Davis Insurance Agency and Brown & Brown, Inc., accounted for approximately 17% of our direct premiums written for the year ended December 31, 2005. H. Thomas Davis, Jr., a director and executive officer of the Company, is the owner of the Davis Insurance Agency, while Brown & Brown, Inc, is not affiliated with us. If we experienced a significant decrease in business from, or lost entirely, either of our two largest producers or several of our other large producers, it would have a material adverse effect on us.
Dividends
      Subsidiaries of the Company may declare and pay dividends to the Company only if they are permitted to do so under the insurance regulations of their respective state of domicile. All of the states in which the Company’s subsidiaries are domiciled regulate the payment of dividends. States, including New Jersey, Pennsylvania, and California require that the Company give notice to the relevant state insurance commissioner prior to its subsidiaries declaring any dividends and distributions payable to the parent. During the notice period, the state insurance commissioner may disallow all or part of the proposed dividend upon determination that: (i) the insurer’s surplus is not reasonable in relation to its liabilities and adequate to its financial needs and those of the policyholders, or (ii) in the case of New Jersey, the insurer is otherwise in a hazardous financial condition. In addition, insurance regulators may block dividends or other payments to affiliates that would otherwise be permitted without prior approval upon determination that, because of the financial condition of the insurance subsidiary or otherwise, payment of a dividend or any other payment to an affiliate would be detrimental to an insurance subsidiary’s policyholders or creditors.
Technology
      We may not be able to successfully implement our technology initiative. We are changing the portion of our information system supported by an outside service bureau platform to one using an internal software package. Our new platform may allow a producer to produce business through the Internet or through the method he or she has historically used. Business processed and maintained in this system through the Internet will provide efficiency because information for all users is entered only once. Conversion to the new platform is scheduled to be completed in the latter part of 2006.
      We may not be able to successfully re-engineer our internal processes to allow for implementation of this new system to the extent we desire. Further, during the transition period our producers’ ability to transact business with us may be interrupted, and we and our producers may not be able to provide our customers with the level of service to which they are accustomed.
      We believe that the ability to produce business through the Internet will increase our revenues by making it easier for us and our producers to exchange information, and should lower expenses by increasing ease of use. However, our producers may not be willing to use the Internet feature of this system. In addition, our short-term expenses have increased because of costs associated with the implementation of the new system and the need to maintain two systems during the transition.
Acquisitions
      The Company made an acquisition in 2005 and intends to grow its business in part through acquisitions in the future as part of its long term business strategy. These type of transactions involve significant challenges and risks that the business transactions do not advance our business strategy, that we don’t realize a satisfactory return on the investment we make, or that we may experience difficulty in the integration of new employees, business systems, and technology or diversion of management’s attention from our other businesses. These factors could adversely affect our operating results and financial condition.
Key Personnel
      We could be adversely affected by the loss of our key personnel. The success of our business is dependent, to a large extent, on the efforts of certain key management personnel, and the loss of key personnel could prevent us from fully implementing our business strategy and could significantly and negatively affect our financial condition and results of operations. As we continue to grow, we will need to recruit and retain additional qualified management personnel, and our ability to do so will depend upon a number of factors, such as our results of operations and prospects and the level of competition then prevailing in the market for qualified personnel. Presently, competition to attract and retain key personnel is intense.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
      None.

ITEM 2.	PROPERTIES
      Our main office and corporate headquarters is located at 10 North Highway 31, Pennington, New Jersey in a facility of approximately 25,000 square feet owned by Mercer Insurance Company. Mercer Insurance Company completed in 2004 an addition of 11,000 square feet to this structure at a cost of $2.9 million. We also own a tract of land adjacent to our main office property.

      Mercer Insurance Company also owns a 32,000 square foot office facility in Lock Haven, Pennsylvania. Mercer Insurance Company sub-leases a portion of this facility. Recent renovations to this facility were completed in December 2002 at a cost of $2.1 million.
      Financial Pacific Insurance Company leases approximately 25,000 square feet for the Group’s west coast operations headquarters in Rocklin, California. Financial Pacific also owns 2.9 acres of land adjacent to its office building, valued at $1.3 million.

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
      The common stock trades on the NASDAQ National Market under the symbol “MIGP”. As of March 3, 2006, the Company had 356 shareholders of record holding approximately 1.3 million shares, with the balance of the outstanding shares held in street name.
      The Company does not currently pay a dividend. Any payment of dividends in the future on the common stock is subject to determination and declaration by the Company’s Board of Directors, who will take into consideration the Company’s financial condition, results of operations and future prospects. Additionally, the Company is prohibited from declaring or paying any dividends during the three years following the Conversion, unless such dividends are approved by the Pennsylvania Insurance Department. At present, the Company has no plans to pay a dividend to its shareholders.
      Information regarding restrictions and limitations on the payment of cash dividends can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the “Financial Condition, Liquidity and Capital Resources” section.
      The range of closing prices of the Company’s stock, traded on the NASDAQ National Market, during 2005 was between $12.45 and $15.19 per share. The range of closing prices during each of the quarters in 2005 is shown below:

	4th Quarter		3rd Quarter		2nd Quarter		1st Quarter

	2005	2004	2005	2004	2005	2004	2005	2004

Share price range:
High	$15.19	$13.48	$13.34	$12.18	$13.07	$12.82	$13.40	$13.93
Low	$13.06	$11.65	$12.86	$11.55	$12.45	$11.58	$12.75	$12.40
      As of December 31, 2005, the Company had no outstanding authorization or program for the repurchase of its common stock.

ITEM 6.	SELECTED FINANCIAL DATA
      The following table sets forth selected consolidated financial data for Mercer Insurance Group, Inc. at and for each of the years in the five year period ended December 31, 2005. You should read this data in conjunction with the Company’s consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this report.

	Years Ended December 31,

	2005		2004		2003		2002		2001

	(Shares and dollars in thousands, except per share amounts)
Revenue Data:
Direct premiums written	$92,240		$65,790		$61,152		$50,858		$41,497
Net premiums written	75,266		59,504		52,802		44,471		34,710
Statement of Earnings Data:
Net premiums earned	74,760		55,784		47,864		40,454		30,728
Investment income, net of expenses	4,467		2,841		1,707		2,061		2,425
Net realized investment gains (losses)	1,267		484		703		(220)		42
Total revenue	81,266		59,467		50,660		42,624		33,445
Conversion expense(1)	—		—		66		95		—
Minority interest in (income) of subsidiary(2)	—		—		(131)		(138)		(100)
Net income	7,020		3,264		583		2,242		3,300
Comprehensive income(3)	4,685		3,972		2,073		1,620		2,485
Balance Sheet Data (End of Period):
Total assets	446,698		181,560		175,875		105,848		97,119
Total investments and cash	269,076		141,393		138,679		76,780		73,166
Minority interest in subsidiary(2)	—		—		—		3,112		1,926
Stockholders’ equity	103,399		100,408		98,326		37,017		35,397
Ratios:
GAAP combined ratio(4)	94.9%		98.8%		103.8%		96.4%		93.6%
Statutory combined ratio(5)	94.1%		95.4%		102.2%		94.7%		93.4%
Statutory premiums to-surplus ratio(6)	1.15	x	0.96	x	1.72	x	1.54	x	1.10x
Per-share data:(7)
Net income (loss):
Basic	1.18		0.52		(0.08)		N/A		N/A
Diluted	1.14		0.51		(0.08)		N/A		N/A
Stockholders’ equity	17.34		16.49		15.65		N/A		N/A
Weighted average shares:(8)
Basic	5,943		6,236		6,253		N/A		N/A
Diluted	6,160		6,354		6,253		N/A		N/A

(1)	Costs and expenses related to the stock conversion incurred in the years ended December 31, 2003 and 2002. These costs and expenses are reported separately in our consolidated income statements within income from continuing operations before income taxes. Stock conversion expenses consist primarily of the costs of engaging independent accounting, valuation, legal and other consultants to advise us and our insurance regulators as to the stock conversion process and related matters, as well as printing and postage costs relating to our communications with our policyholders. These costs and expenses are reported in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 00-3, “Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies and for Certain Long-Duration Participating Contracts.” SOP 00-3 addresses financial statement presentation and accounting for stock conversion expenses and accounting for retained earnings and other comprehensive income at the date of the stock conversion.

(2)	Income of the Company attributable to the minority interest in Franklin Holding Company, which interest was acquired by the Company immediately after the Conversion for shares of the Company.

(3)	Includes Net Income and the change in Unrealized Gains and Losses of the investment portfolio.

(4)	The sum of losses, loss adjustment expenses, underwriting expenses and dividends to policyholders divided by net premiums earned. A combined ratio of less than 100% means a company is making an underwriting profit.

(5)	The sum of the ratio of underwriting expenses divided by net premiums written, and the ratio of losses, loss adjustment expenses, and dividends to policyholders divided by net premiums earned.

(6)	The ratio of net premiums written divided by ending statutory surplus, except for 2003, where a weighted average of statutory surplus is used.

(7)	Earnings per share data reflects only net loss for the period from December 16, 2003, the date of the Conversion, through December 31, 2003. Net loss during this period was ($477,000).

(8)	Unallocated ESOP shares at December 31, 2005, 2004 and 2003, are not reflected in weighted average shares.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
      The following presents management’s discussion and analysis of our financial condition and results of operations as of the dates and for the periods indicated. You should read this discussion in conjunction with the consolidated financial statements and notes thereto included in this report, and the “Description of Business” contained in Item 1 of this report. This discussion contains forward-looking information that involves risks and uncertainties. Actual results could differ significantly from these forward-looking statements.
OVERVIEW
      The Company and its subsidiaries underwrite property and casualty insurance in New Jersey and Pennsylvania. Beginning October 1, 2005, with the acquisition of Financial Pacific Insurance Group (Financial Pacific), the Group expanded its underwriting territories to California, Arizona, Nevada and Oregon. Our consolidated operating insurance company subsidiaries are:

•	Mercer Insurance Company, a Pennsylvania property and casualty stock insurance company offering insurance coverages to businesses and individuals in New Jersey and Pennsylvania, and New York beginning in 2006,

•	Mercer Insurance Company of New Jersey, Inc., a New Jersey property and casualty stock insurance company offering insurance coverages to businesses and individuals located in New Jersey, and New York beginning in 2006, and

•	Franklin Insurance Company, a Pennsylvania property and casualty stock insurance company offering private passenger automobile and homeowners insurances to individuals located in Pennsylvania, and

•	Financial Pacific Insurance Company, a California property and casualty stock insurance company offering insurance and surety products to small to medium sized commercial businesses in California, Arizona, Nevada and Oregon and direct mail surety products to commercial businesses in various other states.
      We manage our business and report our operating results in three operating segments: commercial lines insurance, personal lines insurance and the investment function. See Note 9 of the notes to our consolidated financial statements included in this report. However, we do not allocate assets to segments, and assets are reviewed in the aggregate for decision-making purposes. Our commercial lines insurance business consists primarily of multi-peril and general liability and related coverages. Our personal lines insurance business consists primarily of homeowners (only in New Jersey and Pennsylvania) and private passenger automobile (only in Pennsylvania) insurance coverages. We market both the commercial and personal insurance lines through independent agents.
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
      Reserves are closely monitored and are recomputed periodically using the most recent information on reported claims and a variety of statistical techniques. Specifically, on a quarterly basis, we review, by line of business, existing reserves, new claims, changes to existing case reserves, and paid losses with respect to the current and prior accident years. We use historical paid and incurred losses and accident year data to derive expected ultimate loss and loss adjustment expense ratios by line of business. We then apply these expected loss and loss adjustment expense ratios to earned premium to derive a reserve level for each line of business. In connection with the determination of the reserves, we also consider other specific factors such as recent weather-related losses, trends in historical paid losses, and legal and judicial trends with respect to theories of liability. Some of our business relates to coverage for short-term risks, and for these risks loss development is comparatively rapid and historical paid losses, adjusted for known variables, have been a reliable predictive measure of future losses for purposes of our reserving. Some of our business relates to longer-term risks, where the claims are slower to emerge and the estimate of damage is more difficult to predict. For these lines of business, more sophisticated actuarial methods, such as the Bornhuetter-Ferguson loss development methods (see “Methods” below) must be employed to project an ultimate loss expectation, and then the related loss history must be regularly evaluated and loss expectations updated, with the possibility of variability from the initial estimate of ultimate losses. A substantial portion of the business of our recent acquisition, Financial Pacific Insurance Company, is this type of longer-tailed casualty business.
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

      We maintain IBNR reserves to provide for already incurred claims that have not yet been reported and developments on reported claims. The IBNR reserve is determined by estimating our insurance companies’ ultimate net liability for both reported and IBNR claims and then subtracting the case reserves and payments made to date for reported claims.
Methods Used to Estimate Loss & Loss Adjustment Expense Reserves
      We applied the following general methods in projecting loss and loss adjustment expense reserves for the Group:

1. Paid loss development

2. Paid Bornhuetter-Ferguson loss development

3. Reported loss development

4. Reported Bornhuetter-Ferguson loss development
Description of Ultimate Loss Estimation Methods
      The reported loss development method relies on the assumption that, at any given state of maturity, ultimate losses can be predicted by multiplying cumulative reported losses (paid losses plus case reserves) by a cumulative development factor. The validity of the results of this method depends on the stability of claim reporting and settlement rates, as well as the consistency of case reserve levels. Case reserves do not have to be adequately stated for this method to be effective; they only need to have a fairly consistent level of adequacy at all stages of maturity. Historical “age-to-age” loss development factors were calculated to measure the relative development of an accident year from one maturity point to the next. We then selected appropriate age-to-age loss development factors based on these historical factors and used the selected factors to project the ultimate losses.
      The paid loss development method is mechanically identical to the incurred loss development method described above. The paid method does not rely on case reserves or claim reporting patterns in making projections.
      The validity of the results from using a loss development approach can be affected by many conditions, such as internal claim department processing changes, a shift between single and multiple claim payments, legal changes, or variations in a company’s mix of business from year to year. Also, since the percentage of losses paid for immature years is often low, development factors are volatile. A small variation in the number of claims paid can have a leveraging effect that can lead to significant changes in estimated ultimates. Therefore, ultimate values for immature accident years are often based on alternative estimation techniques.
      The Bornhuetter-Ferguson expected loss projection method based on reported loss data relies on the assumption that remaining unreported losses are a function of the total expected losses rather than a function of currently reported losses. The expected losses used in this analysis were selected judgmentally. The expected losses are multiplied by the unreported percentage to produce expected unreported losses. The unreported percentage is calculated as one minus the reciprocal of the selected incurred loss development factors. Finally, the expected unreported losses are added to the current reported losses to produce ultimate losses.
      The calculations underlying the Bornhuetter-Ferguson expected loss projection method based on paid loss data are similar to the incurred Bornhuetter-Ferguson calculations with the exception that paid losses and unpaid percentages replace reported losses and unreported percentages.
      The Bornhuetter-Ferguson method is most useful as an alternative to other models for immature accident years. For these immature years, the amounts reported or paid may be small and unstable and therefore not predictive of future development. Therefore, future development is assumed to follow an expected pattern that is supported by more stable historical data or by emerging trends. This method is also useful when changing reporting patterns or payment patterns distort the historical development of losses.

      For the property lines of business (special property, personal auto physical, commercial auto physical damage) the results of the reserve calculations were similar and we relied on an average of the four methods utilized.
      For the homeowners and commercial multi-peril lines of business (excluding California CMP business for policy years 1996 and prior) we relied on the incurred loss development and incurred Bornhuetter/ Ferguson methods in estimating loss reserves. These two methods yield more consistent results although the two paid methods yielded reserves that were similar in total to the incurred methods.
      In July of 1995, the California Supreme Court rendered its Opinion of Admiral Insurance Company vs. Montrose Chemical Corporation (the Montrose Decision). In that decision, the Supreme Court ruled that in the case of a continuous and progressively deteriorating loss, such as pollution liability (or construction defect liability), an insurance company has a definitive duty to defend the policyholder until all uncertainty related to the severity and cause of the loss is extinguished.
      As a result of the Montrose Decision, Financial Pacific Insurance Company (a subsidiary of the Group since October 1, 2005) experienced a significant increase in construction defect liability cases, to which it would not have been subject under the old interpretation of the law. In response, Financial Pacific implemented a series of underwriting measures to limit the prospective exposure to Montrose and construction defect liability. These changes to coverage and risk selection resulted in a marked improvement in the post-Montrose underwriting results.
      Financial Pacific evaluates commercial multi-peril liability reserves by segregating pre- and post-Montrose activity as well as segregating contractors versus non-contractor experience. An inception to date ground-up incurred loss database was created as the basis for this new analysis. The pre-Montrose activity is evaluated on a report year basis which eliminates the accident year development distortions caused by the effects of the Montrose Decision. For policy years 1997 and later, the reserves are analyzed using the more traditional accident year analysis.
      For the liability lines (general liability, personal auto liability, commercial auto liability, workers’ compensation) the paid loss development method yielded less than reliable results for the immature years and we did not use the method in selecting ultimate losses and reserves. For these lines we relied on the incurred Bornhuetter/ Ferguson method for the most recent accident years and both of the incurred loss development methods for the remaining years.
      The property and casualty industry has incurred substantial aggregate losses from claims related to asbestos-related illnesses, environmental remediation, product and mold, and other uncertain or environmental exposures. We have not experienced significant losses from these types of claims.
      Each quarter, we compute our estimated ultimate liability using these principles and procedures applicable to the lines of business written. However, because the establishment of loss reserves is an inherently uncertain process, we cannot be certain that ultimate losses will not exceed the established loss reserves and have a material adverse effect on the Company’s results of operations and financial condition. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made.
      Reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at December 31, 2005.
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

			Adjusted Loss
	Adjusted Loss and		and Loss
Change in Loss	Loss Adjustment	Percentage	Adjustment	Percentage
and Loss	Reserves Net of	Change in	Reserves Net of	Change in
Adjustment	Reinsurance as of	Equity as of	Reinsurance as of	Equity as of
Reserves Net of	December 31,	December 31,	December 31,	December 31,
Reinsurance	2005	2005(1)	2004	2004(1)

(Dollars in thousands)
(10.0)%	$119,640	8.5%	$29,669	2.2%
(7.5)%	122,964	6.4%	30,493	1.6%
(5.0)%	126,287	4.2%	31,317	1.1%
(2.5)%	129,610	2.1%	32,141	0.5%
Base	132,934	—	32,965	—
2.5%	136,257	(2.1)%	33,789	(0.5)%
5.0%	139,581	(4.2)%	34,613	(1.1)%
7.5%	142,904	(6.4)%	35,437	(1.6)%
10.0%	146,227	(8.5)%	36,262	(2.2)%

(1)	Net of Tax
      The Group’s actuarially determined loss and loss adjustment expense reserves on a net basis range from a low of $106.3 million to a high of $138.5 million. The Group’s carried is $132.9 million. Management’s point estimate of reserves is at the higher end of its actuarially determined range in recognition of the inherent challenge in assessing the potential ultimate liabilities given legal developments as well as the evolution in its operations. The evolution in its operations include such things as changes in coverage and pricing in response to market opportunity as well as higher reinsurance retentions and geographic and product diversification all of which affect management’s reserve estimates.
      The chart below displays case and IBNR reserves for the Group as of December 31, 2005 and 2004 by line of business:
As of December 31, 2005

					Reinsurance
					Recoverable
					on Unpaid
				Loss	Losses and
	Case	IBNR		Expense	Loss	Net
	Reserves	Reserves	Total	Reserves	Expenses	Reserves

	(Dollars in thousands)
Homeowners	$6,248	632	6,880	900	412	7,368
Workers Compensation	3,219	1,851	5,070	1,056	399	5,727
Commercial Multi Peril	27,553	114,612	142,165	4,875	55,279	91,761
Other Liability	4,889	3,441	8,330	2,017	425	9,922
Other Lines	195	192	387	33	204	216
Commercial Auto Liability	10,800	15,714	26,514	593	15,726	11,381
Commercial Auto Physical Damage	215	5,149	5,364	10	4,151	1,223
Products Liability	195	20	215	25	197	43
Personal Auto Liability	891	464	1,355	110	23	1,442
Personal Auto Physical Damage	344	100	444	31	(23)	498
Surety	2,125	3,180	5,305	0	1,951	3,354

Total Loss & LAE Reserves	$56,674	145,355	202,029	9,650	78,744	132,935

As of December 31, 2004

					Reinsurance
					Recoverable
					on Unpaid
				Loss	Losses and
	Case	IBNR		Expense	Loss	Net
	Reserves	Reserves	Total	Reserves	Expenses	Reserves

	(Dollars in thousands)
Homeowners	$8,342	543	8,885	1,075	714	9,246
Workers Compensation	2,510	1,268	3,778	885	464	4,199
Commercial Multi Peril	4,106	1,019	5,125	512	608	5,029
Other Liability	5,524	3,619	9,143	1,516	564	10,095
Other Lines	839	70	909	145	249	805
Commercial Auto Liability	597	413	1,010	154	0	1,164
Commercial Auto Physical Damage	45	8	53	6	1	58
Products Liability	210	15	225	87	319	(7)
Personal Auto Liability	1,681	453	2,134	131	142	2,123
Personal Auto Physical Damage	1	235	236	19	3	253
Surety	0	0	0	0	0	0

Total Loss & LAE Reserves	$23,855	7,643	31,498	4,530	3,064	32,965

Investments
      Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in Stockholders’ Equity as a component of comprehensive income and, accordingly, have no effect on net income. A decline in fair value of an investment below its cost that is deemed other than temporary is charged to earnings as a realized loss. We monitor our investment portfolio and review investments that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary. These evaluations involve judgment and consider the magnitude and reasons for a decline and the prospects for the fair value to recover in the near term. In the years ended December 31, 2005, 2004 and 2003, we recorded a pre-tax charge to earnings of $517,000, $15,000, and $454,000, respectively. In 2005, these charges related to preferred stocks and fixed income securities, and in 2004 and 2003 these charges are primarily with respect to equity securities that we determined were other than temporarily impaired. Adverse investment market conditions, poor operating performance, or other adversity encountered by companies whose stock or fixed maturity securities we own could result in impairment charges in the future. The Company’s policy on impairment of value of investments is as follows: if a security has a market value below cost it is considered impaired. For any such security a review of the financial condition and prospects of the company will be performed by the Investment Committee to determine if the decline in market value is other than temporary. If it is determined that the decline in market value is “other than temporary”, the carrying value of the security will be written down to “realizable value” and the amount of the write down accounted for as a realized loss. “Realizable value” is defined for this purpose as the market price of the security. Write down to a value other than the market price requires objective evidence in support of that value.
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
      We have one significant non-traded equity security, a non-voting common stock in Excess Reinsurance Company, which is carried at $1.1 million. Excess Reinsurance Company paid a special dividend to the Group in 2005 and 2004 in the amount of $183,000 and $274,000, respectively. Its fair value is estimated at the statutory book value as reported to the National Association of Insurance Commissioners (NAIC). Other non-traded securities, which are not material in the aggregate, are carried at cost.
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
      Ceded unearned premiums and reinsurance balances recoverable on paid and unpaid loss and loss adjustment expenses are reported separately as assets, instead of being netted with the related liabilities, because reinsurance does not relieve us of our legal liability to our policyholders. Reinsurance balances recoverable are subject to credit risk associated with the particular reinsurer. Additionally, the same uncertainties associated with estimating unpaid loss and loss adjustment expenses affect the estimates for the ceded portion of these liabilities.
      We continually monitor the financial condition of our reinsurers.
      Many of the Company’s reinsurance treaties contain provisions that establish minimum and maximum cessions and allow limited participation in the profit of the ceded business. Generally, the Company shares on a limited basis in the profitability of our reinsurance treaties through contingent ceding commissions. The Company’s exposure in the loss experience is contractually defined at minimum and maximum levels. The terms of such contracts are fixed at inception. Since estimating the emergence of claims to the applicable reinsurance layers is subject to significant uncertainty, the net amounts that will ultimately be realized may vary significantly from the estimated amounts presented in the Company’s results of operations.
      As of December 31, 2005, $6.3 million is due from Alea North America Insurance Company (“Alea”), which previously was rated A- (Excellent), but presently is rated NR-4 (not rated by company request). Alea Group, the parent of Alea is now in voluntary runoff. Some of the Company’s treaties with Alea have contractual provisions that require a trust account to be set up in the event of downgrade. Management is currently working with Alea through its reinsurance intermediary to have Alea fund such a trust, which would cover $3.9 million of the $6.3 million of the loss and loss adjustment expense reserves ceded to Alea as of December 31, 2005. Additionally, to further limit its exposure, the Company terminated its policy year 2005 treaties with Alea on a cut-off basis. At the present time, Alea remains current in the payment of its obligations to the Company.

Income Taxes
      We use the asset and liability method of accounting for income taxes. Deferred income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the tax bases of our assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The effect of a change in tax rates is recognized in the period of the enactment date.
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
      Revenue and income by segment is as follows for the years ended December 31, 2005, 2004 and 2003:

	December 31

	2005	2004	2003

	(In thousands)
Revenues:
Net premiums earned:
Commercial lines	$51,957	$32,370	$25,964
Personal lines	22,803	23,414	21,900

Total net premiums earned	74,760	55,784	47,864

Net investment income	4,467	2,841	1,707
Realized investment gains	1,267	484	703
Other	772	358	386

Total Revenues	81,266	59,467	50,660

Income before income taxes:
Underwriting income (loss):
Commercial lines	5,582	5,581	3,109
Personal lines	(1,768)	(4,908)	(4,951)

Total underwriting income (loss)	3,814	673	(1,842)
Net investment income	4,467	2,841	1,707
Realized investment gains	1,267	484	703
Other	413	358	320

Income before income taxes and minority interest in income of subsidiary	$9,961	$4,356	$888

      Our growth in premiums and underwriting results has been, and continue to be, influenced by market conditions, as well as the acquisition of Financial Pacific on October 1, 2005. Pricing in the property and casualty insurance industry historically has been and remains cyclical. During a soft market cycle, price competition is prevalent, which makes it difficult to write and retain properly priced personal and commercial lines business. Our policy is to maintain disciplined underwriting and pricing standards during soft markets, declining business which is inadequately priced for its level of risk. The hard market and related pricing power of the early part of the current decade has given way to a much more competitive market recently, particularly in large commercial accounts, package policies and in the Pennsylvania personal auto market. This has resulted in slower premium growth than the Company has achieved in recent years.

      The availability of reinsurance at reasonable pricing is an important part of our business. The recent surge in catastrophic activity, particularly along the Gulf Coast, has placed reinsurers under greater financial pressures than experienced in recent years, and this has been reflected in their underwriting appetite, reinsurance terms, and to some degree, their rates. Our operating territories and the Group’s claim activity experienced only a minor impact from the residual effects of the hurricanes that ravaged the Gulf coast, and this was helpful in keeping our reinsurance program in place and without significant rate change on renewal.
      On June 1, 2001, the Group acquired 49% of Franklin Holding and thereafter consolidated the financial condition and results of operations of Franklin Holding with Mercer Insurance Company. From acquisition through December 15, 2003, we allocated a portion of Franklin Holding’s net income to the minority interest in Franklin Holding. This resulted in an allocation of income to minority interest of $131,000 for the year ended December 31, 2003. The minority interest in Franklin Holding was acquired by the Company immediately after the Conversion, through an exchange of shares. Since Franklin Holding Company, Inc. became wholly owned within the group in December, 2003, no further income has been allocated to the minority interest.
      On October 1, 2005, the Group acquired Financial Pacific Insurance Group, Inc., including its insurance subsidiary, Financial Pacific Insurance Company. Financial Pacific underwrites commercial lines of business, principally in the states of California, Arizona, Nevada and Oregon. Thus, the financial statements for the year ended December 31, 2005 include Financial Pacific Insurance Group, Inc. and its results of operations from October 1, 2005 through December 31, 2005.
YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004
      The components of income for 2005 and 2004, and the change and percentage change from year to year, are shown in the charts below. The accompanying narrative refers to the statistical information displayed in the chart immediately above the narrative.

2005 vs. 2004 Income	2005	2004	Change	% Change

Commercial lines underwriting income	$5,582	$5,581	$1	0.0%
Personal lines underwriting loss	(1,768)	(4,908)	3,140	64.0%
Total underwriting income	3,814	673	3,141	466.7%
Net investment income	4,467	2,841	1,626	57.2%
Net realized investment gains	1,267	484	783	161.8%
Other revenue	772	358	414	115.6%
Income before income taxes	9,961	4,356	5,605	128.7%
Income taxes	2,941	1,092	1,849	169.3%
Net income	$7,020	$3,264	$3,756	115.1%
Loss/ LAE ratio (GAAP)	58.0%	50.4%	7.6%
Underwriting expense ratio (GAAP)	36.9%	48.4%	(11.5)%
Combined ratio (GAAP)	94.9%	98.8%	(3.9)%
Loss/ LAE ratio (Statutory)	55.4%	50.5%	4.9%
Underwriting expense ratio (Statutory)	38.7%	44.9%	(6.2)%
Combined ratio (Statutory)	94.1%	95.4%	(1.3)%
      Charts and discussion relating to each of our segments (commercial lines underwriting, personal lines underwriting, and the investments segment) follow with further discussion below.
      Our personal lines underwriting performance in 2005 is significantly better than the prior year. This improved performance has been driven by the absence in 2005 of the severe weather which occurred in our operating territories in the first quarter of 2004, during which the Company had a significantly higher number of claims in personal lines. The commercial lines performance was also very good in 2005, despite a number of larger losses in the second and third quarters. The number of new claims in 2005 was on the low side of the normal range of expectations, and more favorable than the prior year, and large losses in the aggregate were within the normal range of expectations. The Company’s GAAP combined ratio declined in 2005 from 98.8% to 94.9%, and the statutory combined ratio improved to 94.1% in 2005 from 95.4% in 2004.
      Net investment income increased 57.2% to $4.5 million, primarily as a result of increased yields on short-term investments held in the fixed-income investment portfolio and the acquisition of Financial Pacific and its net investment income. Realized investment gains amounted to $1.3 million in 2005, compared to a gain of $484,000 in 2004, with the higher level of realized gains in 2005 attributable to the disposition of securities in anticipation of funding the acquisition of Financial Pacific, Inc. on October 1, 2005, for $40.4 million in cash (excluding acquisition costs). Our other income, primarily service charges recorded on insurance premiums paid over the term of the policy instead of when the policy is issued, increased 115.6% in 2005 to $772,000, reflecting the inclusion of service charges recognized by Financial Pacific since its acquisition.

2005 vs. 2004 Revenue	2005	2004	Change	% Change

Direct premiums written	$92,240	$65,790	$26,450	40.2%
Net premiums written	75,266	59,504	15,762	26.5%
Net premiums earned	74,760	55,784	18,976	34.0%
Net investment income	4,467	2,841	1,626	57.2%
Realized investment gains	1,267	484	783	161.8%
Other Revenue	772	358	414	115.6%
Total Revenue	$81,266	$59,467	$21,799	36.7%
      Total revenues for 2005 were up 36.7%, or $21.8 million, over 2004 revenues to $81.3 million. This increase was due primarily to inclusion of the revenue of Financial Pacific since its acquisition, which added $15.9 million of revenue, or 26.7 percentage points of the 36.7% increase in revenue in 2005. Net premiums earned increased 34.0%, or $19.0 million, to $74.8 million, with 24.9 percentage points, or $13.9 million of the 2005 increase, relating to the inclusion of Financial Pacific in the Group’s results. In 2005, net investment income increased 57.2% to $4.5 million, driven by higher short-term interest rates, and the inclusion of Financial Pacific’s net investment income since acquisition, which added $1.4 million, or 50.8 percentage points of the 57.2% increase. Realized gains increased 161.8% in connection with sales of mostly equity securities to fund the Financial Pacific acquisition. Realized gains also included in 2005 a gain of $122,000 relating to the mark-to-market fair value adjustment on interest rate swaps related to the floating-rate trust preferred securities.
      In 2005, direct premiums written increased 40.2% over 2004 to $92.2 million from $65.8 million, or $26.5 million. Inclusion of Financial Pacific since its acquisition by the Group added $27.9 million in direct written premium, with the balance of the change attributable to a modest decline in personal lines premium as that book continues to be re-directed, and more competitive pricing in the commercial lines marketplace.
      Growth in Net Investment Income is discussed below.

2005 vs. 2004 Investment Income and Realized Gains	2005	2004	Change	% Change

Fixed income securities	$5,195	$3,284	$1,911	58.2%
Dividends	559	673	(114)	(16.9)%
Cash, cash equivalents & other	748	398	350	87.9%
Gross investment income	6,502	4,355	2,147	49.3%
Investment expenses	2,035	1,514	521	34.4%
Net investment income	$4,467	$2,841	$1,626	57.2%
Realized losses on fixed income	$(608)	$(97)	$(511)	N/M
Realized gains on equities	1,751	590	1,161	N/M
Realized gains (losses) — other	124	(9)	133	N/M
Net realized gains	$1,267	$484	$783	161.8%

(N/ M means “not meaningful”)
      In 2005, net investment income increased $1.6 million, or 57.2%. Although our investment income benefited in 2005 from higher short-term interest rates, the majority of the increase, $1.4 million, or 50.8 percentage points of the increase, was attributable to the inclusion of the net investment income of Financial Pacific since its acquisition by the Group.
      Investment income on fixed income securities was up $1.9 million, or 58.2%. The increase included $1.8 million, or 54.0 percentage points of the increase, as a result of the inclusion of the investment income of Financial Pacific since acquisition. A much larger proportion, as compared to the Group’s business before the acquisition, of Financial Pacific’s premiums written relate to casualty, or longer-tail, business. By its nature, longer-tail business requires more time for losses to manifest themselves, with the result that claims tend to be paid later on casualty claims than on other types of claims. The later payment of claims associated with casualty reserves provides a company with the opportunity to use the funds which will ultimately be paid out as claims for a longer period of time, thus generating a larger relative portfolio of fixed income securities and higher investment income. Accordingly, the inclusion of Financial Pacific’s investment income on fixed income securities had a significant impact on the Group’s gross investment income in 2005, and since October 1, 2005, when Financial Pacific was acquired. It is expected that a similar impact on gross investment income will be present in quarter-on-quarter comparisons until Financial Pacific has been included in the Group’s operations for four quarters.
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
      Dividend income in 2005 was down $114,000, or 16.9% from 2004. The decrease was caused by the sale of some equity securities during 2005 in order to fund the Financial Pacific acquisition, and also because the Group received a special dividend of $183,000 in 2005 on its investment in Excess Reinsurance Company, as compared to $274,000 in 2004.
      Interest on cash and cash equivalents in 2005 increased $350,000, or 87.9%, to $748,000. This increase is attributable to higher short-term rates in 2005, as well as the fact that the Group generated $53 million of funds to invest as a result of its demutualization on December 16, 2003. Given a difficult interest rate environment and fixed income securities market at the time, these funds were not largely invested until the second quarter of 2004, and, consequently, a portion of them earned a short-term yield during much of the first six months of 2004 that was considerably lower than similar yields in 2005. In addition, in accumulating funds for the closing of the acquisition of Financial Pacific, proceeds from the sale of securities were invested in short-term instruments, and generated interest on cash equivalents.
      Investment expenses increased 34.4% in 2005, or $521,000, to $2.0 million. This increase is largely attributable to the inclusion of Financial Pacific since its acquisition.
      Net realized gains for 2005 were $1.3 million, as compared to $484,000 in 2004. As noted above, these gains were taken as part of the process of funding the acquisition of Financial Pacific Insurance Group. In 2005, net realized investment gains of $1.3 million included gains on securities sales of $2.4 million, offset by losses on securities sales of $1.1 million. The losses from securities sales were comprised of $357,000 from the sale of fixed income securities, $245,000 from the sale of equities, and $517,000 from the writedown of securities determined to be other-than-temporarily impaired. These securities were written down to our estimate of fair market value at the time of the writedown.
      The Company has entered into five interest rate swap agreements to hedge against interest rate risk on its floating rate trust preferred securities. For the quarter and year ended December 31, 2005, the Company’s net realized gain on the interest rate swap agreements was $122,000.

      The fixed income portfolio is invested 100% in investment grade fixed income securities, with, as of December 31, 2005, an average rating of AAA, an average duration of 5.3 years (excluding mortgage-backed securities), and average tax equivalent yield of 4.57%. Our average portfolio duration approximates that of our insurance liabilities, and the portfolio maturities are laddered to ensure adequate liquidity.
      The estimated fair value and unrealized loss for securities in a temporary unrealized loss position as of December 31, 2005 are as follows:

	Less than 12 Months		12 Months or Longer		Total

	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$29,394	$187	$16,853	$541	$46,247	$728
Obligations of states and political subdivisions	57,979	317	11,397	257	69,376	574
Corporate securities	56,867	442	7,761	235	64,628	677
Mortgage-backed securities	30,616	271	—	—	30,616	271

Total fixed maturities	174,856	1,217	36,011	1,033	210,867	2,250

Total equity securities	604	3	—	—	604	3

Total securities in a temporary unrealized loss position	$175,460	$1,220	$36,011	$1,033	$211,471	$2,253

      Fixed maturity investments with unrealized losses for less than twelve months are primarily due to changes in the interest rate environment. At December 31, 2005 the Group has 53 fixed maturity securities with unrealized losses for more than twelve months. Of the 53 securities with unrealized losses for more than twelve months, 46 of them have fair values of no less than 96% or more of cost, and the other 7 securities have a fair value greater than 92% of cost. The Group believes these declines are temporary.
      The following table summarizes the period of time that equity securities sold at a loss during 2005 had been in a continuous unrealized loss position:

	Fair
	Value on	Realized
Period of Time in an Unrealized Loss Position	Sale Date	Loss

	(In thousands)
0-6 months	$1,906	$207
7-12 months	360	38
More than 12 months	—	—

Total	$2,266	$245

      The equity securities sold at a loss had been expected to appreciate in value but after reevaluation were sold so that sale proceeds could be reinvested. Securities were sold due to a desire to reduce exposure to certain issuers and industries or in light of changing economic conditions.
      The following table summarizes the length of time equity securities with unrealized losses at December 31, 2005 have been in an unrealized loss position:

			Length of Unrealized Loss

	Fair	Unrealized	Less than	6 to 12	Over 12
December 31, 2005	Value	Losses	6 Months	Months	Months

	(In thousands)
Equity securities unrealized loss	$604	$3	$3	$0	$0

      Results of our Commercial Lines segment were as follows:

2005 vs. 2004 Commercial Lines (CL)	2005	2004	Change	% Change

CL Direct premiums written	$67,715	$40,883	$26,832	65.6%
CL Net premiums written	$52,311	$36,492	$15,819	43.3%
CL Net premiums earned	$51,957	$32,370	$19,587	60.5%
CL Loss/ LAE expense ratio (GAAP)	57.3%	31.9%	25.4%
CL Expense ratio (GAAP)	32.0%	50.9%	(18.9)%
CL Combined ratio (GAAP)	89.3%	82.8%	6.5%
      In 2005, our commercial lines direct premiums written increased by $26.8 million, or 65.6%, to $67.7 million, as compared to the same period in 2004. The acquisition of Financial Pacific added $27.9 million, or 68.3 percentage points of the total. Commercial lines net written premium increased $15.8 million, or 43.3%, to $52.3 million in the same period, of which $16.0 million, or 43.7 percentage points is attributable to the Financial Pacific acquisition. Net premiums earned increased 60.5% in 2005, or $19.6 million, to $52.0 million. Financial Pacific contributed $13.9 million, or 42.9 percentage points of the total increase. In an unusual situation impacting both direct and net written premium, the Group had a large master account with a premium of approximately $2.5 million, which was originally written on a thirteen month policy in December 2004, renew in January, 2006. Although the earned premium relating to this policy in 2005 is reported in the net premium earned above, it is not reflected in the direct and net written premium above because of its renewal date in 2006.
      Our premiums earned growth reflects the Company’s focus on growing the commercial lines book, while working within our underwriting standards. Growth rates in our commercial lines direct premiums written have declined recently as compared to previous years, due to a more competitive marketplace. Some of our classes of business, consisting generally of the larger accounts, are more sensitive to competition than others. Competitive pressures tend to be more moderate for our smaller accounts, with a higher retention rate and less pressure on the renewal premium. We continually work with our agents to target classes of business and accounts compatible with our underwriting appetite, which includes certain types of religious institution risks, small business risks and property risks.
      In the commercial lines segment for 2005, we had underwriting income of $5.6 million, a GAAP combined ratio of 89.3%, a GAAP loss and loss adjustment expense ratio of 57.3% and a GAAP underwriting expense ratio of 32.0%, compared to an underwriting gain of $5.6 million, a GAAP combined ratio of 82.8%, a GAAP loss and loss adjustment expense ratio of 31.9% and an underwriting expense ratio of 50.9% for the same period in 2004. Our commercial lines loss ratio for 2005 has been adversely affected by a modestly higher amount of large property and casualty losses as compared to 2004, however the volume of new claims in 2005 is generally favorable. In addition, Financial Pacific’s commercial lines tend to operate with higher loss ratios and lower expense ratios than the Group’s commercial lines business prior to the acquisition of Financial Pacific, and so it is expected that a similar impact on commercial lines loss and expense ratios will be observed in quarter-on-quarter comparisons until Financial Pacific has been included in the Group’s operations for four quarters.
      Direct commercial multi-peril premiums written, the largest component of our commercial lines segment, nearly doubled to $44.4 million in 2005, compared to $22.2 million for 2004, and net commercial multi-peril premiums earned increased by 81.4% to $30.0 million in 2005, compared to $16.5 million for 2004. A substantial portion of the increase is as a result of the Financial Pacific acquisition.
      Excluding the policy count added by the acquisition of Financial Pacific, the Group’s largest increase in policy count was within our Religious Institutions sector, where our increasing market presence is helping us add new premium, and in our Special Contractors sector. We expect this trend of increasing commercial writings to continue by targeting selected types of risks with selected producers.
      The Financial Pacific book focuses on targeted classes of business. One of the targeted classes, Contractors Commercial Liability, generates premium currently representing approximately 50% of Financial

Pacific’s book of business. While this class remains an important component, the Company is actively working to diversify its book of business by increasing production in other target programs, as well as leveraging our existing contractors liability book to add additional coverages such as commercial auto and commercial property. Financial Pacific’s geographic diversification includes California, Nevada, Arizona and Oregon, which accounted for $23.1 million, $2.5 million, $1.4 million and $1.0 million, respectively of direct premiums written of Financial Pacific for the fourth quarter of 2005.
      Results of our Personal Lines segment were as follows:

2005 vs. 2004 Personal Lines (PL)	2005	2004	Change	% Change

PL Direct premiums written	$24,525	$24,906	$(381)	(1.5)%
PL Net premiums written	$22,955	$23,011	$(56)	(0.2)%
PL Net premiums earned	$22,803	$23,414	$(611)	(2.6)%
PL Loss/ LAE expense ratio (GAAP)	59.7%	76.1%	(16.4)%
PL Expense ratio (GAAP)	48.1%	44.9%	3.2%
PL Combined ratio (GAAP)	107.8%	121.0%	(13.2)%
      Personal lines direct premiums written decreased in 2005 by 1.5% to $24.5 million. Net premiums written was approximately flat with 2004, and net premiums earned decreased by 2.6%, or $610,000, to $22.8 million.
      In the personal lines segment for 2005, we had an underwriting loss of $1.8 million, a GAAP combined ratio of 107.8%, a GAAP loss and loss adjustment expense ratio of 59.7% and a GAAP underwriting expense ratio of 48.1%, compared to an underwriting loss of $4.9 million, a GAAP combined ratio of 121.0%, a GAAP loss and loss adjustment expense ratio of 76.1% and an underwriting expense ratio of 44.9% for the same period in 2004. Our personal lines business is unaffected by the acquisition of Financial Pacific, which does not write any personal lines business.
      The personal lines performance in 2005 was affected by a significantly lower frequency of losses and by a lower severity of losses as compared to 2004. The 2004 losses were significantly higher than usual, and were attributable to harsh weather conditions which resulted in a high number of losses from frozen pipes, structural collapses, more frequent automobile losses and accidents, and other losses of the type caused by an extended period of harsh weather.
      Besides the improved loss frequency resulting from the more moderate weather in 2005, the personal lines book benefited from the underwriting initiatives undertaken in both the homeowners and Pennsylvania personal automobile lines in the last two years. These initiatives included the reclassification of certain homeowners risks from our preferred program to our standard program, resulting in a higher premium, as well as modified underwriting standards relating to the types of Pennsylvania personal automobile risks the Company will write. The Company implemented a rate increase for the homeowners line in New Jersey on July 1, 2005, and has achieved an overall average rate increase of approximately 5.7%. The impact of the Company’s underwriting initiatives in its Pennsylvania personal automobile line has resulted in lower direct premium written, as contraction in the number of policies in certain tiers has occurred more quickly than premium expansion in the targeted tiers. The direct loss ratio for our Pennsylvania personal automobile book has improved, however, as our targeted tiers have become a proportionately larger part of our book.
      Although the Company expects to continue growing its personal lines book, it will continue to devote greater focus to growth in the commercial lines book.

2005 vs. 2004 Expenses and Expense Ratio	2005	2004	Change	% Change

Amortization of DAC	$16,849	$15,075	$1,774	11.8%
As a % of net premiums earned	22.5%	27.0	(4.5)%
Other underwriting expenses	10,766	11,898	(1,132)	(9.5)%
Total expenses excluding losses/ LAE	$27,615	$26,973	$642	2.4%
Underwriting expense ratio	36.9%	48.4	(11.5)%

      Underwriting expenses increased by $589,000, or 2.2%, to $27.6 million in 2005, as compared to 2004. This increase was principally attributable to an increase in other underwriting expenses, growth in commissions resulting from higher earned premium volume, and increased charges relating to corporate expenses and compensation expenses, including bonuses and agents profit-sharing, which were at higher levels than in 2004. In 2005, the Company had pre-tax external expense associated with Sarbanes — Oxley compliance of $693,000, and pre-tax expense of $693,000 associated with grants of restricted stock, for which expenses were $832,000 and $383,000, respectively, in 2004.
      Financial Pacific was included in the Group’s operating results from October 1, 2005. It typically operates at a lower expense ratio than that of the balance of the Group. In addition, due to the higher usage of reinsurance, it also records higher levels of ceded commission and contingent ceded commission. In the quarter and year ended December 31, 2005, the Group, based on Financial Pacific’s reinsurance participations, recognized ceded commissions and net contingent ceded commissions on reinsurance contracts of $4.2 million and $1.5 million, respectively.
      The Company maintains various Agency Profit Sharing plans, which, in addition to base commissions, annually reward agents for the growth and profitability of the business they produce while representing the Company. The additional commission is computed only on the aggregate growth and profitability of the book of business the agent produces each year. The Company does not have any marketing services agreements, placement services agreements, or similar arrangements.
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
      In the third quarter of 2004, we began renewing most of our New Jersey policies in our Mercer Insurance Company of New Jersey, Inc. subsidiary, thus eliminating the Company’s liability for retaliatory premium taxes. Accordingly, the results for 2005 do not reflect any expense for retaliatory taxes, while 2004 included a pre-tax expense for this item of approximately $200,000. See the Liquidity and Capital Resources section for additional information regarding retaliatory tax and the Company’s claim to recover previously paid retaliatory tax.

2005 vs. 2004 Income Taxes	2005	2004	Change	% Change

Income before income taxes and minority interest in income of subsidiary	$9,961	$4,356	$5,605	128.7%
Income taxes	2,941	1,092	1,849	169.3%
Income before minority interest in income of subsidiary	$7,020	$3,264	$3,756	115.1%
Effective tax rate	29.5%	25.1%	4.4%
      Federal income tax expense was $2.9 million for 2005, an effective rate of 29.5%, compared to $1.1 million, an effective rate of 25.1%, in 2004. The increase in the effective tax rate in 2005 is primarily attributable to the fact that tax-exempt investment income and dividend income (which reduce the effective tax rate) represented a smaller percentage of net income in 2005 than in 2004.
YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003
      The components of income for 2004 and 2003, and the change and percentage change from year to year, are shown in the charts below. The accompanying narrative refers to the statistical information displayed in the chart immediately above the narrative.

2004 vs. 2003 Income	2004	2003	Change	% Change

Commercial lines underwriting income	$5,581	$3,109	$2,472	79.5%
Personal lines underwriting loss	(4,908)	(4,951)	43	0.9%
Total underwriting income (loss)	673	(1,842)	2,515	N/M
Net investment income	2,841	1,707	1,134	66.4%
Net realized investment gains	484	703	(219)	(31.1)%
Other revenue	358	386	(28)	(7.3)%
Income before income taxes and minority interest in income of subsidiary	4,356	888	3,468	N/M
Income taxes	1,092	174	918	N/M
Income before minority interest in income of subsidiary	3,264	714	2,550	N/M
Minority interest in income of subsidiary	—	(131)	131	N/M
Net income	$3,264	$583	$2,681	N/M
Loss/ LAE ratio (GAAP)	50.4%	57.9%	(7.5)%
Underwriting expense ratio (GAAP)	48.4%	45.9%	2.5%
Combined ratio (GAAP)	98.8%	103.8%	(5.0)%
Loss/ LAE ratio (Statutory)	50.5%	57.9%	(7.4)%
Underwriting expense ratio (Statutory)	44.9%	44.3%	0.6%
Combined ratio (Statutory)	95.4%	102.2%	(6.8)%

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
      In implementing the investment policy guidelines and directions of the Investment Committee of the Board of Directors, the fixed income securities managers have changed the composition of the fixed income securities portfolio to be more heavily weighted in tax-exempt securities, industrial and miscellaneous fixed income securities, and mortgage-backed securities, and less heavily weighted towards U.S government and government agencies fixed income securities. The fixed income portfolio remains invested 100% in investment grade fixed income securities, with, as of December 31, 2004, an average rating of AAA, an average duration of 3.7 years (excluding mortgage-backed securities), and average tax equivalent yield of 4.17%. Our average portfolio duration exceeds that of our insurance liabilities, however the portfolio maturities are laddered to ensure adequate liquidity.
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
      Consistent with our goal of increasing commercial business, we increased commercial lines direct premiums written by $5.1 million, or 14.2      % in 2004. With our increased reinsurance retentions in 2004, our commercial lines net premiums written increased by 20.4%, or $6.2 million. Direct commercial multi-peril premiums written, the largest component of our commercial lines segment, increased 19.7% to $22.2 million in 2004, compared to $18.6 million for 2003, and commercial multi-peril net premiums earned increased by 30.4% to $16.5 million in 2004, compared to $12.7 million for 2003. Our largest increase in policy count was within our Religious Institutions sector, where our increasing market presence is helping us add new premium, and in our Special Contractors sector. We expect this trend of increasing commercial writings to continue by targeting selected types of risks with selected producers.

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
      Personal automobile direct written premiums, written exclusively in Pennsylvania, decreased 2.9% to $7.7 million in 2004, compared to $7.9 million for 2003. Net earned premiums for personal automobile increased by 4.4% to $7.2 million for 2004, from $6.9 million for 2003. The slight decrease in personal automobile direct premiums is attributable to a change in our underwriting guidelines, with a planned decrease in less attractive lower-tier business being replaced by more attractive higher-tier business in 2004, a trend we expect to continue with the result of overall growth in this line. Despite the increase in personal lines net premiums earned, we will continue to focus principally on our commercial lines growth.

2004 vs. 2003 Expenses and Expense Ratio	2004	2003	Change	% Change

Amortization of DAC	$15,075	$13,413	$1,662	12.4%
As a % of net premiums earned	27.0%	28.0%	(1.0)%
Other underwriting expenses	11,898	8,560	3,338	39.0%
Stock conversion expenses	—	66	(66)	N/M
Total expenses excluding losses/ LAE	$26,973	$22,039	$4,934	22.4%
Underwriting expense ratio	48.4%	45.9%	2.5%

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
      We are also in the process of building an information system platform that will allow our producers to conduct their business through the Internet or through the method they have historically used. As of December 31, 2005, we have spent $3.8 million on the development of this platform, which includes license fees for software used in the platform. It is anticipated to be completed in the latter part of 2006, at an additional cost of $800,000. Mercer Insurance Company possesses sufficient resources for these future expenditures without incurring any debt.
      Our insurance companies maintain investment and reinsurance programs that are intended to provide sufficient funds to meet their obligations without forced sales of investments. This requires them to ladder the maturity of their portfolios and thereby maintain a portion of their investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.
      The principal source of liquidity for Mercer Insurance Group, Inc. (which has modest expenses and does not currently, or for the foreseeable future, need a significant regular source of cash flow to cover these expenses) has, up to the Financial Pacific acquisition, been the net proceeds it retained from the Conversion stock offering, as well as dividend payments and other fees received from Mercer Insurance Company or other subsidiaries, and payments it receives on the 10-year note it received from the ESOP (see below) when the ESOP purchased shares at the time of the Conversion.

      For a period of three years after the Conversion (which took place on December 15, 2003), Mercer Insurance Company may not declare or pay any dividend to Mercer Insurance Group without the approval of the Pennsylvania Insurance Department. After this three-year period, Mercer Insurance Company will be limited by the insurance laws of Pennsylvania as to the amount of dividends or other distributions it may pay to its holding company. Under Pennsylvania law, there is a maximum amount that may be paid by Mercer Insurance Company during any twelve-month period after notice to, but without prior approval of, the Pennsylvania Insurance Department. This limit is the greater of 10% of Mercer Insurance Company’s statutory surplus as reported on its most recent annual statement filed with the Pennsylvania Insurance Department, or the net income of Mercer Insurance Company for the period covered by such annual statement. Similarly, Financial Pacific is limited by the insurance laws of California as to how much it may issue as dividends to Mercer Insurance Group, using a formula similar to that described for Pennsylvania.
      If the dividend restrictions imposed on Mercer Insurance Company related to the Conversion were not in effect, then as of December 31, 2005, the amounts available for payment of dividends from Mercer Insurance Company in 2006, without the prior approval of the Pennsylvania Insurance Department would have been approximately $5.6 million.
      Prior to its payment of any dividends, Mercer Insurance Company of New Jersey, Inc. is required to provide notice of the intended dividends to the New Jersey Department of Banking and Insurance. New Jersey law sets the maximum amount of dividends that may be paid, which amount cannot exceed the greater of 10% of Mercer Insurance Company of New Jersey, Inc.’s statutory surplus as reported on the most recent annual statement filed with New Jersey, or the net income, not including realized capital gains, for the period covered by the annual statement. The New Jersey Department has the power to limit or prohibit dividend payments if certain conditions exist. These restrictions or any subsequently imposed restrictions may affect our future liquidity. As of December 31, 2005, the amount available for payment of dividends by Mercer Insurance Company of New Jersey, Inc. to Mercer Insurance Company in 2006 without the prior approval of New Jersey Department of Banking and Insurance is approximately $1.7 million.
      As a Pennsylvania domiciled insurance company, dividends payable by Franklin Insurance Company are subject to the same formula limitation described above for Mercer Insurance Company. As of December 31, 2005, the amount available for payment of dividends from Franklin Insurance Company in 2006, without the prior approval of the Pennsylvania Insurance Department, is approximately $800,000.
      As a California domiciled insurance company, dividends payable by Financial Pacific Insurance Company are subject to a restriction similar to that described above. As of December 31, 2005, the amount available for payment of dividends from Financial Pacific Insurance Company in 2006, without the prior approval of the California Insurance Department, is approximately $3.9 million.
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
      As part of the funding of the acquisition, Mercer Insurance Company, with the approval of the Pennsylvania Department of Insurance, paid an extraordinary dividend of $10 million on September 30, 2005, to Mercer Insurance Group, Inc. Mercer Insurance Company also entered into a loan agreement with Mercer Insurance Group, Inc., by which it advanced on September 30, 2005, a loan of $10 million with a 20-year note and a fixed interest rate of 4.75%, repayable in 20 equal annual installments. After the acquisition, Mercer Insurance Group has no special limitations on its ability to take periodic dividends from Financial Pacific Insurance Group, but Financial Pacific Insurance Group will be subject to normal dividend restrictions administered by the California Department of Insurance similar to those described above for Mercer Insurance Company, and by a covenant in Financial Pacific’s line of credit that prohibits dividends while that facility is in use. The Company believes that the resources available to Mercer Insurance Group, Inc., will be adequate for it to meet its obligation under the note to Mercer Insurance Company and its other expenses.

      Total assets increased 146.0%, or $265.1 million, to $446.7 million, at December 31, 2005, from December 31, 2004. Financial Pacific, which the Group acquired on October 1, 2005, added $266.3 million to total assets at December 31, 2005. The Financial Pacific assets included in total Group assets as of December 31, 2005, consisted primarily of $157.2 million in fixed income securities, $12.5 million in cash and cash equivalents, $75.5 million in reinsurance receivables, $27.6 million in premium receivables, $20.2 million in prepaid reinsurance premiums, and $14.4 million in other assets. Excluding the balances of Financial Pacific from comparison with the prior year, the Group’s total assets decreased $0.9 million, or less than one percent.
      Total liabilities increased to $343.3 million at December 31, 2005, from $81.2 million at December 31, 2004, principally due to the acquisition of Financial Pacific Insurance Group. At December 31, 2005, the Financial Pacific acquisition added $176.2 million in loss and loss adjustment reserves, $46.8 million in unearned premiums, $17.4 million in reinsurance balances payable, trust preferred securities of $15.5 million, and approximately $9.4 million in other accounts payable and accrued liabilities. The Group’s liabilities without regard to the acquisition of Financial Pacific Insurance Group decreased by approximately $2.9 million, or 3.6%, primarily due to a $1.8 million decrease in unearned premiums to $32.2 million and a $500,000 decrease in loss and loss adjustment expense reserves to $35.5 million.
      Total stockholders’ equity increased by $3.0 million, or 3.0%, due principally to 2005 earnings, offset in part by purchases of treasury stock in the amount of $3.2 million. Unrealized gains on the investment portfolio decreased $2.3 million (after-tax), due principally to the sale of a portion of the Company’s equity portfolio in preparation for funding the acquisition of Financial Pacific Insurance Group, Inc., on October 1, 2005.
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
      Mercer Insurance Group, Inc. adopted a stock-based incentive plan at its 2004 annual meeting of shareholders. Pursuant to that plan, Mercer Insurance Group may issue a total of 876,555 shares, which amount will increase automatically each year by 1% of the number of shares outstanding at the end of the preceding year. At December 31, 2005, the shares authorized under the plan has been increased under this provision to 944,597 shares. The fair market value of any common stock used for restricted stock awards initially is classified as unearned compensation, and is then amortized ratably against earnings. As Mercer Insurance Group accrues compensation expense to reflect the vesting of such shares, unearned compensation is reduced accordingly. This compensation expense is deductible for federal income tax purposes upon vesting under current law. During 2004, the Company made grants of 215,000 shares of restricted stock, grants of 173,000 Incentive Stock Options, and grants of 364,700 non-qualified stock options. As of September 30, 2005, 7,500 shares of restricted stock and 18,500 stock options were forfeited, and 5,000 shares of restricted stock and 15,000 Incentive Stock options were granted. Additional grants of 10,000 shares of restricted stock, 112,575 Incentive Stock options, and 27,425 non-qualified options were made after September 30, 2005 to individuals employed by Financial Pacific Insurance Group in connection with its acquisition on October 1, 2005 by Mercer Insurance Group.
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
      Concurrent with the processing of the Company’s protests of the retaliatory tax, other foreign insurers have been litigating virtually identical issues in New Jersey courts. On March 9, 2005, the Appellate Division of the New Jersey Superior Court reversed a decision of the New Jersey Tax Court that had sustained the Division’s imposition of the retaliatory tax against a foreign insurer. The Division has since appealed the decision of the Appellate Division to the New Jersey Supreme Court, which has agreed to hear the case. The Company expects that the Division’s ruling on the Company’s protest will be based on the ultimate resolution of the case now being appealed to the New Jersey Supreme Court. The New Jersey Supreme Court has heard oral arguments, and currently has the case under consideration. It is not known how the New Jersey Supreme Court will rule in this case, and therefore the Company is unable to determine whether all, or any portion, of the retaliatory tax will be refunded. Any such refund would be reduced by related Federal Income Tax. Due to the contingencies involved, the Company has not accrued any refund of the retaliatory tax.
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
OFF BALANCE SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS
      The Company was not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles at December 31, 2005 which would give rise to previously undisclosed market, credit or financing risk.
      The Company and its subsidiaries have no significant contractual obligations at December 31, 2005, other than its insurance obligations under its policies of insurance, and Trust preferred securities, a line of credit obligation, and operating lease obligations acquired with Financial Pacific. Projected cash disbursements pertaining to these obligations, as projected at December 31, 2005, are as follows:

	Jan. 1, 2006	Jan. 1, 2007	Jan. 1, 2009	After
	to Dec. 31,	to Dec. 31,	to Dec. 31,	Dec. 31,
	2006	2008	2010	2010	Total

	(Dollars in thousands)
Gross property and casualty insurance reserves	$57,033	65,248	33,814	55,584	$211,679
Trust preferred securities, net principal outstanding	—	—	—	15,525	15,525
Line of credit	3,000	—	—	—	3,000
Operating leases	483	868	361	—	1,712

Total contractual obligations	$60,516	66,116	34,175	71,109	$231,916

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      General. Market risk is the risk that we will incur losses due to adverse changes in market rates and prices. We have exposure to three principal types of market risk through our investment activities: interest rate risk, credit risk and equity risk. Our primary market risk exposure is to changes in interest rates. We have not entered, and do not plan to enter, into any derivative financial instruments for hedging, trading or speculative purposes, other than the interest rate swap agreements that hedge the floating rate trust preferred securities which were assumed as part of the Financial Pacific acquisition on October 1, 2005.
      Interest Rate Risk. Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. Our exposure to interest rate changes primarily results from our significant holdings of fixed rate investments. Fluctuations in interest rates have a direct impact on the market valuation of these securities.
      As of December 31, 2005, the average maturity of our fixed income investment portfolio (excluding mortgage-backed securities) was 3.96 years. Our fixed maturity investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, corporate bonds and mortgage-backed securities, most of which are exposed to changes in prevailing interest rates. We carry these investments as available for sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and board of directors and consultation with our financial advisor.
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

	As of December 31, 2005
	Market Value

	-100 Basis	No Rate	+100 Basis
	Point Change	Change	Point Change

	(In thousands)
Bonds and preferred stocks	$240,312	$230,874	$221,118
Cash and cash equivalents	20,677	20,677	20,677

Total	$258,601	$249,163	$239,407

Credit Risk
      The quality of our interest-bearing investments is generally good. 100% of our fixed maturity securities are rated investment grade.
Equity Risk
      Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. Our exposure to changes in equity prices primarily results from our holdings of common stocks, mutual funds and other equities. Our portfolio of equity securities is carried on the balance sheet at fair value. Therefore, an adverse change in market prices of these securities would result in losses. Portfolio characteristics are analyzed regularly and market risk is actively managed through a variety of techniques. In accordance with accounting principles generally accepted in the United States of America, when an equity security becomes other than temporarily impaired, we record this impairment as a charge against earnings. For the year ended December 31, 2005, we recorded pre-tax charges of $123,000 for three preferred stocks that we concluded were other than temporarily impaired that were later sold in 2005.
      Company and industry concentrations are monitored by the Board of Directors. At December 31, 2005, Mercer Insurance Company’s equity portfolio made up 6% of the Company’s total investment portfolio, and was relatively concentrated in terms of the number of issuers and industries. At December 31, 2005, Mercer Insurance Company’s top ten equity holdings represented $7 million or 46.8% of the equity portfolio. Investments in the financial sector represented 37. •  % while investments in pharmaceutical companies, retail specialty companies and information technology companies represented 22.2%, 12.2% and 2.8%, respectively, of the equity portfolio at December 31, 2005. Such concentration can lead to higher levels of short-term price volatility. Due to our long-term investment focus, we are not as concerned with short-term volatility as long as our insurance subsidiaries’ ability to write business is not impaired. The table below summarizes the Company’s equity price risk and shows the effect of a hypothetical 20% increase and a 20% decrease in market prices as of December 31, 2005. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

		Estimated Fair	Hypothetical
Estimated Fair		Value After	Percentage Increase
Value of Equity		Hypothetical	(Decrease) in
Securities at	Hypothetical	Change in	Stockholders’
12/31/05	Price Change	Prices	Equity(1)

(In thousands)
$14,981	20% increase	$17,977	1.9%
$14,981	20% decrease	$11,985	(1.9)%

(1)	Net of tax

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Mercer Insurance Group, Inc. and Subsidiaries:
      We have audited the accompanying consolidated balance sheets of Mercer Insurance Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercer Insurance Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Mercer Insurance Group, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Philadelphia, Pennsylvania
March 16, 2006

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2005 and 2004

	2005	2004

	(Dollars in thousands,
	except share amounts)
ASSETS
Investments, at fair value:
Fixed-income securities, available for sale, at fair value (cost $231,191 and $101,102, respectively)	$229,129	100,657
Equity securities, at fair value (cost $8,599 and $16,145 respectively)	14,981	24,447
Short-term investments, at cost, which approximates fair value	4,289	—

Total investments	248,399	125,104
Cash and cash equivalents	20,677	16,289
Premiums receivable	37,497	11,217
Reinsurance receivables	79,214	2,534
Prepaid reinsurance premiums	21,554	1,573
Deferred policy acquisition costs	10,789	8,014
Accrued investment income	2,625	1,044
Property and equipment, net	11,720	9,718
Deferred income taxes	3,588	—
Goodwill	5,633	4,673
Other assets	5,002	1,394

Total assets	$446,698	181,560

LIABILITIES AND EQUITY
Liabilities:
Losses and loss adjustment expenses	$211,679	36,028
Unearned premiums	78,982	34,007
Accounts payable and accrued expenses	13,761	7,739
Other reinsurance balances	18,574	861
Trust preferred securities	15,525	—
Advances under line of credit	3,000	—
Other liabilities	1,778	1,371
Deferred income taxes	—	1,146

Total liabilities	343,299	81,152

Stockholders’ Equity:
Preferred stock, no par value, authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value, authorized 15,000,000 shares, issued 7,068,233 shares and 7,060,733 shares, outstanding 6,463,538 and 6,344,844 shares	—	—
Additional paid-in capital	67,973	67,651
Accumulated other comprehensive income:
Unrealized gains in investments, net of deferred income taxes	2,851	5,186
Retained Earnings	44,896	37,876
Unearned restricted stock compensation	(1,654)	(2,242)
Unearned ESOP shares	(4,383)	(5,009)
Treasury stock, 501,563 and 256,500 shares	(6,284)	(3,054)

Total stockholders’ equity	103,399	100,408

Total liabilities and stockholders’ equity	$446,698	181,560

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
Years ended December 31, 2005, 2004, and 2003

	2005	2004	2003

	(Dollars in thousands, except
	per share data)
Revenue:
Net premiums earned	$74,760	$55,784	$47,864
Investment income, net of expenses	4,467	2,841	1,707
Net realized investment gains	1,267	484	703
Other revenue	772	358	386

Total revenue	81,266	59,467	50,660

Expenses:
Losses and loss adjustment expenses	43,384	28,138	27,733
Amortization of deferred policy acquisition costs (related party amounts of $1,256, $1,253 and $1,198, respectively)	16,849	15,075	13,413
Other expenses	10,766	11,898	8,560
Interest Expense	306	—	—
Stock conversion expenses	—	—	66

Total expenses	71,305	55,111	49,772

Income before income taxes and minority interest in income of subsidiary	9,961	4,356	888
Income taxes	2,941	1,092	174

Income before minority interest in income of subsidiary	7,020	3,264	714
Minority interest in income of subsidiary	—	—	(131)

Net income	$7,020	$3,264	$583

			For the Period
			December 16
			through
			December 31,
			2003

Net loss after conversion			$(477)
Net income per common share:
Basic	$1.18	$0.52	$(0.08)
Diluted	$1.14	$0.51	$(0.08)
See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2005, 2004, and 2003

				Accumulated		Unearned
			Additional	Other		Restricted	Unearned
	Preferred	Common	Paid-in	Comprehensive	Retained	Stock	ESOP	Treasury
	Stock	Stock	Capital	Income	Earnings	Compensation	Shares	Stock	Total

	(Dollars in thousands)
Balance, December 31, 2002	$—	—	$—	$2,988	$34,029	$—	—	—	$37,017
Net income					583				583
Unrealized (losses) on securities:
Unrealized holding gains arising during period, net of related income tax expense of $1,006				1,954					1,954
Less reclassification adjustment for (gains) included in net income, net of related income tax (expense) of $(239)				(464)					(464)

Other comprehensive loss									1,490

Comprehensive income									2,073

Issuance of common stock			64,871						64,871
Unearned ESOP shares							(6,261)		(6,261)
ESOP shares committed							626		626

Balance, December 31, 2003	$—	—	$64,871	$4,478	$34,612	$—	(5,635)	—	$98,326
Net income					3,264				3,264
Unrealized gains on securities:
Unrealized holding gains arising during period, net of related income tax expense of $529				1,028					1,028
Less reclassification adjustment for (gains) included in net income, net of related income tax (expense) of $(164)				(320)					(320)

Other comprehensive income									708

Comprehensive income									3,972

Unearned restricted stock compensation			2,625			(2,625)
Amortization of restricted stock compensation						383			383
ESOP shares committed			155				626		781
Treasury stock purchased								(3,054)	(3,054)

Balance, December 31, 2004	$—	—	$67,651	$5,186	$37,876	$(2,242)	(5,009)	(3,054)	$100,408
Net income					7,020				7,020
Unrealized gains on securities:
Unrealized holding losses arising during period, net of related income tax benefit of $772				(1,499)					(1,499)
Less reclassification adjustment for (gains) included in net income, net of related income tax (expense) of $(431)				(836)					(836)

Other comprehensive income									(2,335)

Comprehensive income									4,685

Forfeiture of restricted stock grant			(92)			92
Unearned restricted stock compensation			197			(197)
Amortization of restricted stock compensation						693			693
Tax benefit from stock compensation plan			11						11
ESOP shares committed			206				626		832
Treasury stock purchased								(3,230)	(3,230)

Balance, December 31, 2005	$—	—	$67,973	$2,851	$44,896	$(1,654)	(4,383)	(6,284)	$103,399

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2005, 2004, and 2003

	2005	2004	2003

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$7,020	$3,264	$583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	1,895	1,472	1,301
Net amortization of premium or (accretion of discount)	592	346	(61)
Amortization of restricted stock compensation	704	383	—
ESOP share commitment	832	781	778
Net realized investment gains	(1,267)	(484)	(703)
Deferred income tax	380	68	1,364
Change in assets and liabilities:
Premiums receivable	4,408	(2,121)	(1,975)
Reinsurance receivables	(3,155)	2,476	(670)
Prepaid reinsurance premiums	1,301	41	(468)
Deferred policy acquisition costs	(2,775)	(627)	(1,604)
Other assets	(1,759)	1,167	(1,797)
Losses and loss expenses	10,232	(1,233)	5,913
Unearned premiums	(795)	3,678	5,406
Other	(4,246)	(409)	(68)

Net cash provided by operating activities	13,367	8,802	7,999

Cash flows from investing activities:
Purchase of fixed income securities, available for sale	(35,054)	(82,036)	(24,325)
Purchase of equity securities	(1,012)	(3,464)	(6,951)
(Purchase) sale of short-term investments, net	(4,289)	54,396	(54,396)
Sale and maturity of fixed income securities, available for sale	56,228	26,773	26,621
Sale of equity securities	10,309	3,775	8,298
Purchase of subsidiary, net of cash acquired	(30,276)	—	—
Purchase of property and equipment, net	(1,655)	(4,253)	(2,531)

Net cash used in investing activities	(5,749)	(4,809)	(53,284)

Cash flows from financing activities:
Purchase of treasury stock	(3,230)	(3,054)	—
Proceeds from issuance of capital stock	—	—	53,434

Net cash (used in) provided by financing activities	(3,230)	(3,054)	53,434

Net increase in cash and cash equivalents	4,388	939	8,149
Cash and cash equivalents at beginning of period	16,289	15,350	7,201

Cash and cash equivalents at end of period	$20,677	$16,289	$15,350

Cash paid (received) during the year for:
Interest	$353	$52	$39
Income taxes	3,550	(922)	150
See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands)

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Description of Business
      Mercer Insurance Group, Inc. (MIG) is a holding company which resulted from the conversion of Mercer Mutual Insurance Company from the mutual to the stock form of ownership on December 15, 2003 (“the Conversion”). Mercer Insurance Group, Inc. and subsidiaries (collectively, the Group) includes Mercer Insurance Company (MIC), its subsidiaries Queenstown Holding Company, Inc. (QHC) and BICUS Services Corporation (BICUS), QHC’s subsidiary Mercer Insurance Company of New Jersey, Inc. (MICNJ), and Franklin Holding Company, Inc. (FHC) and its subsidiary Franklin Insurance Company (FIC), and, effective October 1, 2005, Financial Pacific Insurance Group, Inc. (FPIG), and its subsidiaries Financial Pacific Insurance Company (FPIC) and Financial Pacific Insurance Agency (FPIA).
      On June 1, 2002, FHC was added to the Group when MIC purchased a 49% controlling interest in FHC and its wholly owned insurance subsidiary FIC (see note 12). The remaining 51% of FHC was purchased by MIG in conjunction with the Conversion.
      On October 1, 2005, FPIG and its subsidiaries became wholly-owned members of the Group in an acquisition for cash (see note 12). FPIG also holds an interest in three business trusts that were formed for the purpose of issuing Floating Rate Capital Securities (see note 18).
      The companies in the Group are operated under common management. The Group provides property and casualty insurance to both individual and commercial customers in New Jersey and Pennsylvania, and through the FPIG acquisition, property and casualty insurance and surety products to small and medium sized businesses in California, Arizona, Nevada and Oregon, as well as direct mail surety products to commercial businesses in various other states.
      The Group’s business activities are separated into three operating segments, which are commercial lines of insurance, personal lines of insurance and the investment function. The commercial lines of business consist primarily of multi-peril and commercial auto coverage. These two commercial lines represented 55% and 12%, respectively, of the Group’s net premiums written in 2005. The personal lines business consist primarily of homeowners insurance in Pennsylvania and New Jersey and private passenger automobile insurance in Pennsylvania. These two personal lines represented 11% and 5%, respectively, of net written premiums in 2005.

(b)	Consolidation Policy and Basis of Presentation
      The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP), which differ in some respects from those followed in reports to insurance regulatory authorities, and include the accounts of each member of the Group since the date of acquisition. The insurer affiliates within the Group, other than FPIC, participate in a reinsurance pooling arrangement (the Pool) whereby each insurance affiliate’s underwriting results are combined and then distributed proportionately to each participant. Each insurer’s share in the Pool is based on their respective statutory surplus as of the beginning of each year. It is anticipated that FPIC will join the pool in 2006, pending regulatory approvals and other requirements. The effects of the Pool as well as all other significant intercompany accounts and transactions have been eliminated in consolidation.

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
      Mercer’s business is subject to concentration risk with respect to both gross revenue and geographic concentration. Approximately 17%, 24% and 24% of the Company’s direct premiums written were produced in 2005, 2004 and 2003, respectively, by two agents, including one who is a related party (see Note 16 for information about related party transactions). In addition, although the Group’s operating subsidiaries are licensed collectively in twenty two states, direct premiums written for three states, New Jersey, California and Pennsylvania, constituted 54%, 25% and 16% of the 2005 direct premium written, 78%, 0%, and 22% of the 2004 direct premium written, and 77%, 0% and 23% of the 2003 direct premium written. Consequently, changes in production by these two agents or in the New Jersey, California or Pennsylvania legal, regulatory or economic environment could adversely affect the Company.

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
      Cash and cash equivalents as of December 31, 2005 include restricted cash of $1,057, consisting of funds held for surety bonds.

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
      The fair value of an equity security the Group holds in a reinsurance company is estimated based on statutory book value because the security is not traded and because of restrictions placed on the investors.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
After receipt of a bona fide offer to purchase this security, the stock must first be offered to the investee or its other shareholders at the lower of statutory book value or the offered price. The investee also has the ability to determine that the potential purchaser is not appropriate and void such an offer. The carrying value of this investment was $1,134 and $1,116 at December 31, 2005 and 2004, respectively.
      Cash, cash equivalents, and short-term investments — The carrying amounts reported in the consolidated balance sheet for these instruments approximate their fair values.
      Premium and reinsurance receivables — The carrying amounts reported in the consolidated balance sheet for these instruments approximate their fair values.
      Trust preferred securities and line of credit obligations — The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair values.

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
      Acquisition costs such as commissions, premium taxes, and certain other expenses which vary with and are primarily related to the production of business, are deferred and amortized over the effective period of the related insurance policies. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to premiums to be earned, anticipated investment income, loss and loss adjustment expenses, and certain other maintenance costs expected to be incurred as the premiums are earned. To the extent that deferred policy acquisition costs are not realizable, the deficiency is charged to income currently.

(j)	Property and Equipment
      Property and equipment are carried at cost less accumulated depreciation calculated on the straight-line basis. Property is depreciated over useful lives generally ranging from five to forty years. Equipment is depreciated over three to ten years.
      The Group applies the provisions of Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” to account for internally developed computer software costs. In accordance with SOP 98-1, the Company has capitalized $718,000, $916,000, and $790,000 in software development costs, respectively, in 2005, 2004 and 2003.

(k)	Premium Revenue
      Premiums include direct writings plus reinsurance assumed less reinsurance ceded to other insurers and are recognized as revenue over the period that coverage is provided using the daily pro-rata method. Unearned premiums represent that portion of premiums written that are applicable to the unexpired terms of policies in force. Revenue related to service fees is earned as billed. Agency commission and related fees are recognized based on the policy issue date.

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
      Management believes that the liabilities for losses and loss adjustment expenses at December 31, 2005 are adequate to cover the ultimate net cost of losses and claims to date, but these liabilities are necessarily based on estimates, and the amount of losses and loss adjustment expenses ultimately paid may be more or less than such estimates. Changes in the estimates for losses and loss adjustment expenses are recognized in the period in which they are determined.

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

	Years Ended December 31,

	2005	2004	2003(1)

	(In thousands, except
	per share data)
Net income (loss), as reported	$7,020	3,264	(477)
Plus: Stock-based employee compensation expense included in reported net income, net of related tax effects	457	253	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(995)	(538)	—
Pro forma net income (loss)	$6,482	2,979	(477)
Basic earnings (loss) per share:
As reported	$1.18	0.52	(0.08)
Pro forma	$1.09	0.48	N/A
Diluted earnings (loss) per share:
As reported	$1.14	0.51	(0.08)
Pro forma	$1.05	0.47	N/A

(1)	For 2003, earnings and earnings per share are presented for the post-conversion period of December 16 to December 31, 2003. See footnote (13), Earnings Per Share, for further information.
      See Note 1(q) below, “New Accounting Pronouncements” for further information about the Group’s adoption of Financial Accounting Standards No. 123R, “Share-Based Payment.”

(n)	Income Taxes
      The Group uses the asset and liability method of accounting for income taxes. Deferred income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the tax bases of the Group’s assets and liabilities and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when it is

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
more likely than not that some portion of the deferred tax asset will not be realized. The effect of a change in tax rates is recognized in the period of the enactment date.

(o)	Goodwill
      Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Group determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Group has two reporting units with goodwill at December 31, 2005. The Group performed the annual impairment tests as of December 31, 2005 and 2004, and the results indicated that the fair value of the reporting units exceeded their carrying amounts.

(p)	Derivative Instruments and Hedging Activities
      The Group entered into five interest rate swap agreements to hedge against interest rate risk on its floating rate Trust preferred securities. Interest rate swaps are contracts to convert, for a period of time, the floating rate of the Trust preferred securities into a fixed rate without exchanging the instruments themselves.
      The Group accounts for its interest rate swaps in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. The Group has designated the interest rate swaps as non-hedge instruments. Accordingly, the Group recognizes the fair value of the interest rate swaps as assets or liabilities on the consolidated balance sheets with the changes in fair value recognized in the consolidated statements of earnings. The estimated fair value of the interest rate swaps is based on valuations received from the financial institution counterparties.

(q)	New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payments,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the first interim or annual period beginning after June 15, 2005. The impact of adopting SFAS No. 123R on net income and earnings per share is not currently expected to be materially different from the pro forma amounts included in note 1(m) above, which includes all share-based payment transactions through December 31, 2005. The impact that any future share-based payment transactions will have on our financial position or results of operations is not yet known.
      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Rate Interest Entities (FIN 46), which was replaced in December 2003 by FIN 46R. FIN 46R addresses consolidation issues surrounding special purpose entities and certain other entities, collectively termed variable interest entities (VIE). A VIE is an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R requires VIEs to be consolidated by their primary beneficiaries. FIN 46R was effective immediately for new VIEs formed subsequent to December 31, 2003. For VIEs that were formed prior to January 1, 2004, the effective date is January 1, 2005. The Group is not

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
party to any VIEs created subsequent to December 31, 2003. The Group adopted FIN 46R on January 1, 2005, and as a result Financial Pacific Statutory Trust I, Financial Pacific Statutory Trust II, and Financial Pacific Statutory Trust III are not consolidated with the Group. The adoption of FIN 46R did not have a material effect on the Group’s statements of earnings, financial condition or results of operations.

(2)	INVESTMENTS
      Net investment income, net realized investment gains (losses), and change in unrealized gains (losses) on investment securities are as follows.
      Net investment income and net realized investment gains (losses):

	2005	2004	2003

Investment income:
Fixed income securities	$5,195	3,284	2,120
Equity securities	559	673	466
Cash and cash equivalents	636	294	100
Other	112	104	105

Gross investment income	6,502	4,355	2,791
Less investment expenses	2,035	1,514	1,084

Net investment income	4,467	2,841	1,707

Realized gains (losses):
Fixed income securities	(608)	(97)	186
Equity securities	1,751	590	517
Other	124	(9)	—

Net realized gains	1,267	484	703

Net investment income and net realized investment gains	$5,734	3,325	2,410

      Investment expenses include salaries, advisory fees, and other miscellaneous expenses attributable to the maintenance of investment activities.
      The changes in unrealized (losses) gains of securities are as follows:

	2005	2004	2003

Fixed-income securities	$(1,617)	(440)	(922)
Equity securities	(1,920)	1,512	3,155

	$(3,537)	1,072	2,233

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The cost and estimated fair value of available-for-sale investment securities at December 31, 2005 and 2004 are shown below.

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost(1)	Gains	Losses	Value

2005
Fixed-income securities, available for sale:
U.S. government and government agencies	$48,312	20	729	47,603
Obligations of states and political subdivisions	80,728	124	574	80,278
Industrial and miscellaneous	67,816	14	677	67,153
Mortgage-backed securities	34,335	30	270	34,095

Total fixed maturities	231,191	188	2,250	229,129

Equity securities:
At market value	8,505	5,345	3	13,847
At estimated value	94	1,040	—	1,134

Total equity securities	8,599	6,385	3	14,981

Total available for sale	$239,790	6,573	2,253	244,110

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost(1)	Gains	Losses	Value

2004
Fixed-income securities, available for sale:
U.S. government and government agencies	$17,870	33	203	17,700
Obligations of states and political subdivisions	35,801	165	221	35,745
Industrial and miscellaneous	16,896	28	143	16,781
Mortgage-backed securities	30,535	71	175	30,431

Total fixed maturities	101,102	297	742	100,657

Equity securities:
At market value	16,051	7,293	13	23,331
At estimated value	94	1,022	—	1,116

Total equity securities	16,145	8,315	13	24,447

Total available for sale	$117,247	8,612	755	125,104

(1)	Original cost of equity securities; original cost of fixed-income securities adjusted for amortization of premium and accretion of discount.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The estimated fair value and unrealized loss for securities in a temporary unrealized loss position as of December 31, 2005 are as follows:

	Less than 12 Months		12 Months or Longer		Total

	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$29,394	$187	$16,853	$541	$46,247	$728
Obligations of states and political subdivisions	57,979	317	11,397	257	69,376	574
Corporate securities	56,867	442	7,761	235	64,628	677
Mortgage-backed securities	30,616	271	—	—	30,616	271

Total fixed maturities	174,856	1,217	36,011	1,033	210,867	2,250

Total equity securities	604	3	—	—	604	3

Total securities in a temporary unrealized loss position	$175,460	$1,220	$36,011	$1,033	$211,471	$2,253

      Fixed maturity investments with unrealized losses for less than twelve months are primarily due to changes in the interest rate environment. At December 31, 2005 the Group has 53 fixed maturity securities with unrealized losses for more than twelve months. Of the 53 securities with unrealized losses for more than twelve months, 46 of them have fair values of no less than 96% or more of cost, and the other 7 securities have a fair value greater than 92% of cost. The Group believes these declines are temporary.
      There are two equity securities that are in an unrealized loss position at December 31, 2005. Both of these securities have been in an unrealized loss position for less than six months. The Group believes these declines are temporary.
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

      Fixed maturity investments with unrealized losses for less than twelve months are primarily due to changes in the interest rate environment. At December 31, 2004, the Group has sixteen fixed maturity securities with unrealized losses for more than twelve months. Of the sixteen securities with unrealized losses

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
for more than twelve months, thirteen of them have fair values of no less than 96% of cost, and the other three securities have a fair value greater than 94% of cost. The Group believes these declines are temporary.
      There are three equity securities that are in an unrealized loss position at December 31, 2004. All three securities have been in an unrealized loss position for less than six months. The Group believes these declines are temporary.
      The amortized cost and estimated fair value of fixed-income securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair value

Due in one year or less	$10,858	10,826
Due after one year through five years	83,364	82,648
Due after five years through ten years	66,898	66,158
Due after ten years	26,002	25,933

	187,122	185,565
Mortgage-backed securities	44,069	43,564

	$231,191	229,129

      The gross realized gains and losses on investment securities are as follows:

	2005	2004	2003

Gross realized gains	$2,386	1,037	1,396
Gross realized losses	(1,119)	(553)	(693)

	$1,267	484	703

      The gross realized investment losses included write-downs for the other than temporary impairment of securities totaling $517, $15, and $454 for the years ended 2005, 2004 and 2003, respectively.
      Proceeds from the sales of securities were $66,537, $30,548, and $34,919 in 2005, 2004, and 2003, respectively.
      Accumulated other comprehensive income was net of deferred income taxes of $1,469 and $2,671 applicable to net unrealized investment gains at December 31, 2005 and 2004, respectively.
      The amortized cost of invested securities on deposit with regulatory authorities at December 31, 2005 and 2004 was $4,675 and $201, respectively.

(3)	DEFERRED POLICY ACQUISITION COSTS
      Changes in deferred policy acquisition costs are as follows:

	2005	2004	2003

Balance, January 1	$8,014	7,387	5,783
Acquisition costs deferred	19,624	15,702	15,017
Amortization charged to earnings	(16,849)	(15,075)	(13,413)

Balance, December 31	$10,789	8,014	7,387

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(4)	PROPERTY AND EQUIPMENT
      Property and equipment was as follows:

	2005	2004

Property and equipment:
Land	$1,683	423
Buildings and improvements	7,184	7,145
Furniture, fixtures, and equipment	11,084	8,816

	19,951	16,384
Accumulated depreciation	(8,231)	(6,666)

	$11,720	9,718

(5)	LIABILITIES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES
      Activity in the liabilities for losses and loss adjustment expenses is summarized as follows:

	2005	2004	2003

Balance, January 1	$36,028	37,261	31,348
Less reinsurance recoverable on unpaid losses and loss expenses	(3,063)	(5,036)	(4,150)

Net balance at January 1	32,965	32,225	27,198
Reserves acquired in subsidiary acquisition, net	91,894	—	—

Net balance, as adjusted	124,859	32,225	27,198
Incurred related to:
Current year	39,221	29,024	28,329
Prior years	4,163	(886)	(596)

Total incurred	43,384	28,138	27,733

Paid related to:
Current year	15,954	14,626	13,866
Prior years	19,354	12,772	8,840

Total paid	35,308	27,398	22,706

Net balance, December 31	132,935	32,965	32,225
Plus reinsurance recoverable on unpaid losses and loss expenses	78,744	3,063	5,036

Balance at December 31	$211,679	36,028	37,261

      As a result of changes in estimates of insured events in prior years, the liabilities for losses and loss adjustment expense increased by $4,163 in 2005, and decreased by $886 and $596 in 2004, and 2003, respectively. These adjustments are primarily concentrated in the commercial multi-peril line in 2005, the commercial automobile, commercial multi-peril, and other liability lines in 2004, and the commercial multi-peril and workers’ compensation lines in 2003.
      The provision for losses and loss adjustment expenses for claims occurring in prior years includes $4.7 million of adverse development related to Financial Pacific. The prior year development was caused by revisions in the ceded reserve estimates for commercial multi peril liability as well as strengthening of net loss and loss adjustment expense reserves for commercial multi peril liability as a result of improvements in the

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
assumptions and techniques supporting the reserve estimates partially offset by favorable development in other lines of business, predominantly commercial auto liability.
      The revisions in ceded reserve estimates resulted in $3.6 million of adverse loss development (out of the total $4.7 million prior year development for Financial Pacific). The revisions in ceded reserves estimates were due both to an increase in ceded reserves on policy years for which Financial Pacific had assumed reinsurance coverage based on a commutation with one of their reinsurers, Gerling Global Reinsurance, as well as the impact of reducing ceded reserves related to a casualty quota share reinsurance agreement with Berkley Insurance Company, which was terminated in 2004. Both of these changes in ceded reserve estimates increased net reserves and resulted in net prior year development.

(6)	REINSURANCE
      The Group has geographic exposure to catastrophe losses in its operating territories. Catastrophes can be caused by various events including hurricanes, windstorms, earthquakes, hail, explosion, severe weather, and fire. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas. However, hurricanes and earthquakes may produce significant damage in large, heavily populated areas. The Group generally seeks to reduce its exposure to catastrophe through individual risk selection and the purchase of catastrophe reinsurance.
      In the ordinary course of business, the Group seeks to limit its exposure to loss on individual claims and from the effects of catastrophes by entering into reinsurance contracts with other insurance companies. Reinsurance is ceded on excess of loss and pro-rata bases with the Group’s retention in 2005 and 2004 not exceeding $500, and in 2003 not exceeding $300 per occurrence. Insurance ceded by the Group does not relieve its primary liability as the originating insurer. The Group also assumes reinsurance from other companies on a pro-rata basis.
      Many of the reinsurance treaties participated in by the Group contain provisions that establish minimum and maximum cessions and allow limited participation in the profit of the ceded business. Generally, the Group shares, on a limited basis, in the profitability through contingent ceding commissions. The Group’s exposure in the loss experience is contractually defined at minimum and maximum levels. The terms of such contracts are fixed at inception. Since estimating the emergence of claims to the applicable reinsurance layers is subject to significant uncertainty, particularly in longer-tail lines, the net amounts that will ultimately be realized may vary significantly from the estimated amounts recorded in the accompanying consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The effect of reinsurance with unrelated insurers on premiums written and earned is as follows:

	2005	2004	2003

Premiums written:
Direct	$92,240	65,790	61,152
Assumed	2,868	2,133	1,613
Ceded	(19,842)	(8,419)	(9,963)

Net	$75,266	59,504	52,802

Premiums earned:
Direct	$93,205	62,415	56,047
Assumed	2,696	1,829	1,312
Ceded	(21,141)	(8,460)	(9,495)

Net	$74,760	55,784	47,864

      The effect of reinsurance on unearned premiums as of December 31, 2005 and 2004 is as follows:

	2005	2004

Direct	$77,863	33,060
Assumed	1,119	947

	$78,982	34,007

      The effect of reinsurance on the liability for losses and loss adjustment expenses, and on losses and loss adjustment expenses incurred is as follows:

	2005	2004

Liabilities:
Direct	$208,141	33,433
Assumed	3,538	2,595

	$211,679	36,028

	2005	2004	2003

Losses and loss expenses incurred:
Direct	$48,856	26,464	29,861
Assumed	2,249	1,565	582
Ceded	(7,721)	109	(2,710)

Net	$43,384	28,138	27,733

      The Group performs credit reviews of its reinsurers, focusing on financial stability. To the extent that a reinsurer may be unable to pay losses for which it is liable under the terms of a reinsurance agreement, the Group is exposed to the risk of continued liability for such losses.
      As of December 31, 2005, $6.3 million is due from Alea North America Insurance Company (“Alea”), which was previously was rated A- (Excellent), but presently is rated NR-4 (not rated by company request). Alea Group, the parent of Alea is now in voluntary runoff. Some of the Company’s treaties with Alea have contractual provisions that require a trust account to be set up in the event of downgrade. Management is currently working with Alea through its reinsurance intermediary to have Alea fund such a trust, which would

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
cover $3.9 million of the $6.3 million of the loss and loss adjustment expense reserves ceded to Alea as of December 31, 2005. Additionally, to further limit its exposure, the Company terminated its policy year 2005 treaties with Alea on a cut-off basis. At the present time, Alea remains current in the payment of its obligations to the Company.

(7)	RETIREMENT PLANS AND DEFERRED COMPENSATION PLAN
      The Group maintains a 401(k) qualified retirement savings plan covering substantially all employees. Benefits are based on an employee’s annual compensation, with new employees participating after a six-month waiting period. The Group matches a percentage of each employees’ pre-tax contribution and also contributes an amount equal to 2% of each employee’s annual compensation. Deferral amounts in excess of the qualified plan limitations, as well as Company contributions on such compensation, are funded into a nonqualified plan benefiting affected individuals. The cost for these benefits was $177, $134, and $135 for 2005, 2004, and 2003, respectively. In addition, the Company generally makes a discretionary contribution each year, based on Company profitability, to both the qualified 401(k) plan, and, where applicable, to the nonqualified plan. The cost for this portion of the retirement plan was $201, $255, and $223 for 2005, 2004, and 2003, respectively.
      The Group sponsored the FPIG 401(k) Plan for employees of FPIG effective with the acquisition of FPIG on October 1, 2005 (see note 12). All employees of FPIC, as defined in the FPIG 401(k) Plan, who have completed six months of service were eligible for participation in the Plan. The Group matched 100% of the employee’s pre-tax contribution up to $2,000, on an annual basis. In the fourth quarter of 2005, the Group recognized a cost of $19 for the FPIG 401(k) Plan. Effective in 2006, the FPIG 401(k) Plan was terminated and all eligible employees were rolled into the Group’s 401(k) Plan described in the preceding paragraph.
      The Group also maintains a nonqualified unfunded retirement plan for its directors. The plan provides for monthly payments for life upon retirement, with a minimum payment period of ten years. The expense for this plan amounted to $115, $111, and $102 for 2005, 2004, and 2003 respectively. Costs accrued under this plan amounted to $786 and $704 at December 31, 2005 and 2004, respectively.
      The Group also maintains a nonqualified deferred compensation plan for its directors and officers. Under the plan, participants may elect to defer receipt of all or a portion of their fees or salary amounts, although there is no match by the Group. Amounts deferred by directors and officers, together with accumulated earnings, are distributed either as a lump sum or in installments over a period of not greater than ten years. Deferred compensation, including accumulated earnings, amounted to $974 and $888 at December 31, 2005 and 2004, respectively.
      The Group has purchased Company-owned life insurance covering key individuals. The Group’s cost, net of increases in cash surrender value, for the Company-owned life insurance was $16, $5, and $32 for the years ended December 31, 2005, 2004, and 2003, respectively. The cash surrender value of the Company-owned life insurance totaled $865 and $767 at December 31, 2005 and 2004, respectively, and is included in other assets.
      In conjunction with the Conversion described in note 1, the Group established an Employee Stock Ownership Plan (ESOP) and issued 626,111 shares to the ESOP at the Conversion offering price. The ESOP signed a promissory note in the amount of $6,261 to purchase the shares, which is due in 10 equal annual installments with interest at 4%. Shares purchased are held in a suspense account for allocation among participating employees as the loan is repaid, and are allocated to participants based on compensation as described in the plan. During both 2005 and 2004, 62,611 shares were allocated to employee participants, with an equal number of shares allocated to employee participants in the period December 16, 2003 to December 31, 2003. Compensation expense equal to the fair value of the shares allocated is recognized ratably over the period that the shares are committed to be allocated to the employees. In 2005, 2004 and 2003 the Group recognized compensation expense of $832, $779 and $778, respectively, related to the ESOP. As of December 31, 2005, the cost of the 438,278 shares issued to the ESOP but not yet allocated to its employee participants is classified within equity as unearned ESOP shares.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(8)	FEDERAL INCOME TAXES
      The tax effect of significant temporary differences that give rise to the Group’s net deferred tax asset (liability) as of December 31, is as follows:

	2005	2004

Net loss reserve discounting	$5,197	1,505
Net unearned premiums	2,604	2,241
Compensation and benefits	760	702
Market discount on investments	731	—
Contingent ceding commission	610	—
Net operating loss carryforwards	98	227
Impairment of investments	60	77
Other	214	37

Deferred tax assets	10,274	4,789

Deferred policy acquisition costs	3,668	2,725
Unrealized gain on investments	1,469	2,671
Depreciation	622	401
Other	927	138

Deferred tax liabilities	6,686	5,935

Net deferred asset (liability)	$3,588	(1,146)

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes it is more likely than not the Group will realize the benefits of the deferred tax assets at December 31, 2005 and 2004.
      Actual income tax expense differed from expected tax expense, computed by applying the United States federal corporate income tax rate of 34% to income before income taxes, as follows:

	2005	2004	2003

Expected tax expense	$3,387	1,481	302
Tax-exempt interest	(424)	(294)	(64)
Dividends received deduction	(112)	(135)	(93)
Non-deductible ESOP expense	70	52	—
Company-owned life insurance	5	2	11
Other	15	(14)	18

Income tax expense	$2,941	1,092	174

      The components of the provision for income taxes are as follows:

	2005	2004	2003

Current	$2,561	1,024	(1,190)
Deferred	380	68	1,364

Income tax expense	$2,941	1,092	174

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      At December 31, 2005, the Group’s subsidiary FHC has Federal income tax net operating loss carryforwards available to offset future Federal taxable income as follows:

Net operating loss carryforwards expiring in:
2020	$158
2021	131

Total	$289

      The utilization of the above net operating losses is subject to an annual limitation of approximately $379 per year.

(9)	SEGMENT INFORMATION
      The Group markets its products through independent insurance agents, which sell commercial lines of insurance to small to medium-sized businesses and personal lines of insurance to individuals.
      Financial data by segment is as follows:

	2005	2004	2003

Revenues:
Net premiums earned:
Commercial lines	$51,957	$32,370	$25,964
Personal lines	22,803	23,414	21,900

Total net premiums earned	74,760	55,784	47,864
Net investment income	4,467	2,841	1,707
Net realized investment gains	1,267	484	703
Other	772	358	386

Total revenues	$81,266	$59,467	$50,660

Income before income taxes:
Underwriting income (loss):
Commercial lines	$5,582	$5,582	$3,109
Personal lines	(1,768)	(4,909)	(4,951)

Total underwriting income (loss)	3,814	673	(1,842)
Net investment income	4,467	2,841	1,707
Net realized investment gains	1,267	484	703
Other	413	358	320

Income before income taxes and minority interest in income of subsidiary	$9,961	$4,356	$888

      Assets are not allocated to the commercial and personal lines, and are reviewed in total by management for purposes of decision making.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(10)	RECONCILIATION OF STATUTORY FILINGS TO AMOUNTS REPORTED HEREIN
      A reconciliation of the Group’s statutory net income and surplus to the Group’s net income and stockholder’s equity, under U.S. generally accepted accounting principles, is as follows:

	2005	2004	2003

Net income:
Statutory net income	$8,899	2,898	632
Deferred policy acquisition costs	(785)	627	1,604
Deferred federal income taxes	(381)	(68)	(1,364)
Minority interest in income of subsidiary	—	—	(131)
Holding company loss	(747)	(238)	(20)
Other	34	45	(138)

GAAP net income	$7,020	3,264	583

Surplus:
Statutory surplus	$109,114	61,990
Deferred policy acquisition costs	10,789	8,014
Deferred federal income taxes	(5,052)	(4,223)
Nonadmitted assets	4,123	3,043
Unrealized loss on fixed-income securities	(2,062)	(444)
Holding company	(20,035)	31,366
Other	6,522	662

GAAP stockholders’ equity	$103,399	100,408

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
      The Group’s insurance companies are required by law to maintain a certain minimum surplus on a statutory basis, and are subject to risk-based capital requirements and to regulations under which payment of a dividend from statutory surplus is restricted and may require prior approval of regulatory authorities. A condition imposed in connection with the approval by the Pennsylvania Department of Insurance of the Conversion is that for a period of three years after the Conversion, Mercer Insurance Company may not declare or pay any dividend to Mercer Insurance Group, Inc. without the approval of the Pennsylvania Insurance Department. In 2005, Mercer Insurance Company applied for, and received, approval to pay an extraordinary dividend of $10 million, which was used in connection with the acquisition of Financial Pacific Insurance Group, Inc. (see note 12). After the expiration of this initial three-year period, Mercer Insurance Company will be restricted by the insurance laws of Pennsylvania as to the amount of dividends or other distributions it may pay to its holding company. Under Pennsylvania law, there is a maximum amount that may be paid by Mercer Insurance Company during any twelve-month period after notice to, but without prior approval of, the Pennsylvania Insurance Department. This limit is the greater of 10% of Mercer Insurance

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Company’s statutory surplus as reported on its most recent annual statement filed with the Pennsylvania Insurance Department, or the net income of Mercer Insurance Company for the period covered by such annual statement. If the dividend restrictions imposed on Mercer Insurance Company related to the Conversion were not in effect, then as of December 31, 2005, the amounts available for payment of dividends from Mercer Insurance Company in 2006, without the prior approval of the Pennsylvania Insurance Department would have been approximately $5.6 million.
      All dividends from Financial Pacific Insurance Company to Financial Pacific Insurance Group, Inc. (wholly owned by Mercer Insurance Group, Inc.) require prior notice to the California Department of Insurance. All “extraordinary” dividends require advance approval, and the payment of ordinary dividends made for the purpose of servicing debt of the Group has been restricted and requires prior written consent. A dividend is deemed “extraordinary” if, when aggregated with all other dividends paid within the preceding 12 months, the dividend exceeds the greater of (a) statutory net income (excluding unrealized capital gains) for the preceding calendar year or (b) 10% of surplus in regards to the policyholders as of the preceding December 31. Additionally, dividends may not be paid except from unassigned funds or earned surplus without prior approval, and the payment of any dividend can be prohibited if the payment would in any way violate the California Department of Insurance regulations or be hazardous to policyholders, creditors, or the public.
      During 2006, the maximum dividend that may be paid by Financial Pacific Insurance Company without approval, in addition to those dividends required to service debt, for which pre-approval is required, is $3,933. During the quarter ended December 31, 2005, Financial Pacific Insurance Company paid dividends to Financial Pacific Insurance Group of $615.

(11)	CONVERSION COSTS
      On December 15, 2003, MIC converted from a mutual form of ownership to the stock form of ownership. The Group incurred expenses of $66 in 2003 in the mutual to stock conversion.
(12)     ACQUISITIONS, GOODWILL, AND MINORITY INTEREST
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
      On October 1, 2005, the Group acquired all of the outstanding common stock of Financial Pacific Insurance Group, Inc. for $41.1 million in cash (including related transaction costs), and its results of operations have been included in the consolidated financial statements of the Group since that date (see note 1(a)). The acquisition was made through a merger whereby FPIG Acquisition Corp, a Delaware corporation wholly owned by the Group, merged with and into Financial Pacific Insurance Group, Inc., which then became the surviving entity operating under the Certificate of Incorporation and Bylaws of FPIG Acquisition Corp. as a wholly owned subsidiary of the Group. Accordingly, this transaction has been accounted for as a purchase business combination by applying fair value estimates to the acquired assets, liabilities and commitments of Financial Pacific Insurance Group, Inc. as of October 1, 2005. A holdback of 11% of the purchase price is being held in escrow for a period of one year relating to the terms of the acquisition agreement.
      Financial Pacific Insurance Group, Inc. is a holding company which wholly owns Financial Pacific Insurance Company (FPIC) and the Financial Pacific Insurance Agency (FPIA). FPIC writes commercial lines property and casualty insurance business predominantly in four western states, and FPIA is a California insurance agency selling property and casualty insurance products. The acquisition was made to further the Group’s goal of achieving additional product and geographic diversity and expansion of its commercial lines book.
      The purchase price was as follows:

Cash purchase price of Financial Pacific Insurance Group, Inc.	$40,394
Transaction costs of acquisition	713

Purchase price	$41,107

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The purchase price has been allocated based on an estimate of the fair value of the assets acquired and liabilities assumed as of October 1, 2005, as follows:

As of
October 1, 2005

Investments	$152,342
Cash and equivalents	10,831
Premiums receivable	30,688
Reinsurance receivables	73,525
Prepaid reinsurance premiums	21,282
Accrued investment income	1,646
Property and equipment	2,223
Intangible assets	484
Goodwill	960
Deferred income taxes	3,908
Other assets	1,606
Loss and loss adjustment expenses	(165,419)
Unearned premium	(45,770)
Other reinsurance balances	(21,032)
Accounts payable, accrued expenses and other liabilities	(7,646)
Advances under line of credit	(3,000)
Trust preferred securities	(15,521)

Allocated purchase price	$41,107

      The allocated purchase price calculated above results in an estimate of the fair value of assets acquired and liabilities assumed as of the merger date, as follows:

As of
October 1, 2005

Assets acquired	$299,495
Liabilities assumed, including debt obligations of $18,521	(258,388)

Allocated purchase price	$41,107

      Intangible assets acquired:

		Approximate
	Amount Assigned as of	Weighted-Average
	October 1, 2005	Amortization Period

Amortizable intangible asset acquired:
Agency Force(a)	$374	8 years
Favorable lease(b)	110	14 years

	484	9.4 years

Non-amortizable intangible asset acquired:
Goodwill	960	N/A

	960

Total	$1,444

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(a)	Represents the value of the agency force through which FPIC products are sold.

(b)	Represents the value of the below-market favorable lease terms associated with the building leased by FPIC
      The following unaudited pro forma information presents the combined results of operations of Mercer Insurance Group, Inc. and Financial Pacific Insurance Group, Inc. for the twelve months ended December 31, 2005 and 2004, respectively, with pro forma purchase accounting adjustments as if the acquisition had been consummated as of the beginning of the periods presented. This pro forma information is not necessarily indicative of what would have occurred had the acquisition and related transactions been made on the dates indicated, or of future results of the Company.

(For the Year Ended December 31, in Thousands, Except per Share Data)	2005	2004

Revenue	$122,451	$109,332
Net income	$8,517	$8,239
Net income per share — basic	$1.43	$1.32
Net income per share — diluted	$1.38	$1.30
      The goodwill associated with the acquisition of Financial Pacific Insurance Group, Inc. will not be tax-deductible.
      The change in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 is as follows:

	2005	2004

Balance beginning of year	$4,673	$4,673
Goodwill acquired in connection with the acquisition of Financial Pacific Insurance Group, Inc.	960	—

Balance end of year	$5,633	$4,673

(13)	EARNINGS PER SHARE
      As described in Note 1, the Conversion resulted in the initial issuance of common shares of the Group on December 15, 2003. Earnings per share for 2003 are computed by dividing net income for the period subsequent to the Conversion (December 16, 2003 to December 31, 2003) by the weighted average number of common shares outstanding for the period. There were no dilutive potential common shares outstanding during this 2003 period.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The computation of basic and diluted earnings per share is as follows:

	Year/ Period Ended
	December 31

	2005	2004	2003

	(Dollars and shares in
	thousands, except per share
	data)
Numerator for basic and diluted earnings (loss) per share:
Net income	$7,020	$3,264	(477)

Denominator for basic earnings per share - weighted-average shares outstanding	5,943	6,236	6,253
Effect of stock incentive plans	217	118	0

Denominator for diluted earnings per share	6,160	6,354	6,253

Basic earnings (loss) per share	$1.18	$0.52	(0.08)

Diluted earnings (loss) per share	$1.14	$0.51	(0.08)

(14)	STOCK-BASED COMPENSATION
      The Company adopted the Mercer Insurance Group, Inc. 2004 Stock Incentive Plan (the Plan) on June 16, 2004. Awards under the Plan may be made in the form of incentive stock options, nonqualified stock options, restricted stock or any combination to employees and non-employee Directors. The Plan limits to 250,000 the number of shares that may be awarded as restricted stock, and to 500,000 the number of shares for which incentive stock options may be granted. The total number of shares authorized in the plan is 876,555 shares, with an annual increase equal to 1% of the shares outstanding at the end of the previous year, with a corresponding proportional annual increase in the number of shares that can be issued as restricted stock. The Plan provides that stock options and restricted stock awards may include vesting restrictions and performance criteria at the discretion of the Compensation Committee of the Board of Directors. The term of options may not exceed ten years for incentive stock options, and ten years and 1 month for nonqualified stock options, and the option price may not be less than fair market value on the date of grant. The 2005 and 2004 grants have vesting periods of 3 or 5 years on restricted stock, incentive stock options, and nonqualified stock options.
      Information regarding fixed stock option activity in Mercer Insurance Group’s plan is presented below:

		Weighted Average
	Number of	Exercise Price
	Shares	per Share

Outstanding at December 31, 2004	537,700	$12.21
Granted — 2005	140,000	13.20
Exercised — 2005	0	0.00
Forfeited — 2005	(18,500)	12.21

Outstanding at December 31, 2005	659,200	$12.42

Exercisable at:
December 31, 2005	162,267	$12.21
Weighted-average remaining contractual life	8.7 years

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      In determining the pro-forma effect described in Note 1(m), the per share weighted-average fair value of options granted during 2004 was $4.19, and for 2005 was $4.44. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004: dividend yield of 0%; expected volatility of 20.91%; risk-free interest rate of 4.73%, and an expected life of 6.5 years, and in 2005: dividend yield of 0%; expected volatility of 18.82%; risk-free interest rate of 4.35%, and an expected life of 7.1 years.
      Grants of 215,000 shares of restricted stock were awarded to employees and non-employee Directors in 2004, with a forfeiture of 7,500 shares in 2005. Grants of 15,000 shares were awarded in 2005. The weighted average price per share on the grant date in 2004 was $12.21 per share, and in 2005 was $13.10 per share.
      Included in the 2004 stock option grants were grants of 173,000 Incentive Stock Options, and 364,700 non-qualified stock options, and in the 2005 grants 112,575 Incentive Stock Options and 27,425 non-qualified stock options.

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
      As of December 31, 2005, the Group occupied office space and leased equipment and vehicles under various operating leases that have remaining noncancelable lease terms in excess of one year. A summary of minimum future noncancelable lease commitments as of December 31, 2005 follows:

Minimum
Requirements

Year ending December 31:
2006	$483
2007	461
2008	407
2009	361
2010	356
Thereafter	3,311

$5,379

      Rental expenses of approximately $117 for the quarter ended December 31, 2005 has been charged to income in the accompanying consolidated statement of earnings.

(16)	RELATED-PARTY TRANSACTIONS
      The Group produces a large percentage of its business through one insurance agent, Davis Insurance Agency (Davis), the owner of which is also an officer and board member of the companies within the Group. In 2005, 2004, and 2003, premiums written through Davis totaled 8%, 12% and 13%, respectively, of the Group’s direct written premiums. Commissions paid to Davis were $1,231, $1,336 and $1,314 in 2005, 2004, and 2003, respectively.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Van Rensselaer, Ltd., which is owned by William V.R. Fogler, a director, has provided equities investment management services to the Group since the year 2000. Fees to Van Rensselaer, Ltd. amounted to $161 in 2005, $166 in 2004, and $141 in 2003.

(17)	LINE OF CREDIT
      As of December 31, 2005, the Group owed $3,000 under a $4,000 bank line of credit. The line of credit matures July 17, 2006 and bears interest at the bank’s base rate. The effective annual interest rate as of December 31, 2005 was 7.25%. The line of credit requires the Group to maintain certain financial requirements including a minimum A.M. Best rating and minimum statutory surplus. The Group was in compliance with all covenants as of December 31, 2005.

(18)	TRUST PREFERRED SECURITIES
      The Group had the following Trust Preferred Securities outstanding as of December 31, 2005:

				Maturity
	Issue Date	Amount	Interest Rate	Date

Financial Pacific Statutory Trust I	12/4/2002	$5,155	LIBOR + 4.00%	12/4/2032
Financial Pacific Statutory Trust II	5/15/2003	$3,093	7.35% fixed thru	5/15/2033
			5/15/2008 thereafter
			converting to floating
			LIBOR + 4.10%
Financial Pacific Statutory Trust III	9/30/2003	$7,740	LIBOR + 4.05%	9/30/2033

Total Trust Preferred Securities		$15,988
Less: Unamortized issuance costs		$(463)

Total		$15,525

      FPIG formed three statutory business trusts for the purpose of issuing Floating Rate Capital Securities (Trust preferred securities) and investing the proceeds thereof in Junior Subordinated Debentures of FPIG. FPIG holds $488 of common stock securities issued to capitalize the Trusts. Trust preferred securities totaling $15,500 were issued to the public.
      Financial Pacific Statutory Trust I (Trust I) is a Connecticut statutory business trust. The Trust issued 5,000 shares of the Trust preferred securities at a price of $1,000 per share for $5,000. The Trust purchased $5,155 in Junior Subordinated Debentures from the Group that mature on December 4, 2032. The annual effective rate of interest at December 31, 2005 is 8.44%.
      Financial Pacific Statutory Trust II (Trust II) is a Connecticut statutory business trust. The Trust issued 3,000 shares of the Trust preferred securities at a price of $1,000 per share for $3,000. The Trust purchased $3,093 in Junior Subordinated Debentures from the Group that mature on May 15, 2033. The annual effective rate of interest at December 31, 2005 is 7.35%.
      Financial Pacific Statutory Trust III (Trust III) is a Delaware statutory business trust. The Trust issued 7,500 shares of the Trust preferred securities at a price of $1,000 per share for $7,500. The Trust purchased $7,740 in Junior Subordinated Debentures from the Group that mature on September 30, 2033. The annual effective rate of interest at December 31, 2005 is 8.07%.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The Group has the right, at any time, so long as there are no continuing events of default, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters; but not beyond the stated maturity of the Junior Subordinated Debentures. To date no interest has been deferred. FPIG entered into an interest rate swap agreement to hedge the floating interest rate on the Junior Subordinated Debentures (note 19).
      The Trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Subordinated Debentures at maturity or their earlier redemption. The Group has the right to redeem the Junior Subordinated Debentures after December 4, 2007 for Trust I, after May 15, 2008 for Trust II and after September 30, 2008 for Trust III.

(19)	INTEREST RATE SWAP AGREEMENT FOR VARIABLE-RATE DEBT
      The Group had the following Interest Rate Swaps outstanding as of December 31, 2005:

		Notional		Counterparty	Maturity
Counterparty	Effective Date	Amount	Counterparty Pays	Receives	Date

US Bank (Trust I)	3/14/2003	$5,000	3 Month LIBOR	3.5025% fixed	12/4/2007
Union Bank of California (Trust III)	10/15/2003	$7,500	3 Month LIBOR	3.3350% fixed	9/30/2008
Union Bank of California (Trust I)	12/4/2007	$5,000	3 Month LIBOR	4.7400% fixed	12/4/2012
Union Bank of California (Trust II)	5/15/2008	$3,000	3 Month LIBOR	4.8000% fixed	5/15/2013
Union Bank of California (Trust III)	9/30/2008	$7,500	3 Month LIBOR	4.8400% fixed	9/30/2013
      The Group has interest-rate related hedging instruments to manage its exposure on its debt instruments. The type of hedging instruments utilized by the Group are interest rate swap agreements (swaps). Interest differentials to be paid or received because of swap agreements are reflected as an adjustment in the consolidated statement of earnings over the swap period. By using hedging financial instruments to hedge exposures to changes in interest rates, the Group exposes itself to credit risk and market risk.
      Credit risk is the failure of the counterparty to perform under the terms of the contract. When the fair value of a contract is positive, the counterparty owes the Group, which creates credit risk for the Group. When the fair value of a contract is negative, the Group owes the counterparty and, therefore, it does not possess credit risk. The Group minimizes the credit risk in hedging instruments by entering into transactions with high-quality counterparties whose credit rating is higher than Aa.
      Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
      The Group is party to interest rate swap agreements to hedge the floating interest rate on the Junior Subordinated Debentures purchased by Trust I, Trust II and Trust III. The variable-rate debt obligations expose the Group to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management enters into swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed-rate cash flows. Under the terms of the interest rate swaps, the Group makes fixed interest rate payments and receives variable interest rate payments, thereby creating the equivalent of fixed-rate debt.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      As of December 31, 2005, the Group was party to interest-rate swap agreements with an aggregate notional principal amount of $28,000. For the year ending December 31, 2005, the Group’s net unrealized gain on the interest rate swap agreements recognized in the consolidated statement of earnings was $122.

(20)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
      The Group accepts various forms of collateral for issuance of its surety bonds including cash, irrevocable letters of credit and certificates of deposit. The Group’s policy is to record in the accompanying consolidated financial statements only those funds received as cash deposits. The off-balance sheet collateral held by the Group consists solely of irrevocable letters of credit totaling $1,329 as of December 31, 2005.

(21)	QUARTERLY FINANCIAL DATA (unaudited)
      The Group’s unaudited quarterly financial information is as follows:
Mercer Insurance Group, Inc. and Subsidiaries
Quarterly Financial Data

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

	2005	2004	2005	2004	2005	2004	2005	2004

	(Unaudited, in thousands, except per share data)
Net premiums written	$13,161	$12,919	$16,780	$15,854	$14,171	$13,420	$31,154	$17,310
Net premiums earned	15,113	13,862	14,862	13,723	15,404	14,032	29,381	14,167
Net investment income earned	743	668	740	626	770	639	2,214	908
Net realized gains (losses)	18	(97)	80	196	1,175	340	(6)	45
Net income	993	229	1,065	1,071	2,061	1,121	2,901	843
Other comprehensive income (loss)	(1,509)	771	511	(1,974)	(817)	962	(520)	949
Comprehensive income (loss)	$(516)	$1,000	$1,576	$(903)	$1,244	$2,083	$2,381	$1,792
Net income per share
Basic	$0.17	.04	$0.18	0.17	$0.35	0.18	$0.49	0.14
Diluted	$0.16	.04	$0.17	0.17	$0.34	0.17	$0.47	0.13

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
      None.

ITEM 9A.	CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures
      Mercer Insurance Group, Inc’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005, and based on that evaluation they have concluded that these controls and procedures are effective as of that date.
(b) Changes in Internal Control Over Financial Reporting
      There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
(c) Management’s Annual Report on Internal Control Over Financial Reporting
      The management of Mercer Insurance Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2005.
      We have excluded Financial Pacific Insurance Group, Inc. from our assessment of internal control over financial reporting as of December 31, 2005, which was acquired by the Company in a purchase business combination during fiscal year 2005. Financial Pacific Insurance Group, Inc.’s internal control over financial reporting represented total assets and total revenues of $307 million and $16 million, respectively, included in the Company’s consolidated financial statements as of and for the year ended December 31, 2005.
      Mercer Insurance Group, Inc.’s independent auditor, KPMG LLP, a registered public accounting firm, has issued an audit report on our management’s assessment of our internal control over financial reporting. This audit report appears below.

Mercer Insurance Group, Inc.

March 16, 2006	By: /s/ Andrew R. Speaker Andrew R. Speaker President and Chief Executive Officer

March 16, 2006	By: /s/ David B. Merclean David B. Merclean Senior Vice President of Finance and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Mercer Insurance Group, Inc. and Subsidiaries:
      We have audited management’s assessment, included in the accompanying management’s annual report on internal control over financial reporting (Item 9A(c)), that Mercer Insurance Group, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mercer Insurance Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Mercer Insurance Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Mercer Insurance Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      In conducting management’s evaluation of the effectiveness of Mercer Insurance Group, Inc. and subsidiaries internal control over financial reporting as of December 31, 2005, management has excluded Financial Pacific Insurance Group, Inc. from its assessment of internal control over financial reporting as of December 31, 2005, which was acquired by Mercer Insurance Group, Inc. and subsidiaries in a purchase business combination during fiscal 2005. Financial Pacific Insurance Group, Inc.’s internal control over financial reporting represented total assets and total revenues of $307 million and $16 million, respectively, included in Mercer Insurance Group, Inc. and subsidiaries consolidated financial statements as of and for the year ended December 31, 2005. Our audit of internal control over financial reporting of Mercer Insurance Group, Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of Financial Pacific Insurance Group, Inc.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mercer Insurance Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 16, 2006, expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 16, 2006

ITEM 9B.	OTHER INFORMATION.
      None
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
      The information required by Item 10 is incorporated by reference to Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2005.

ITEM 11.	EXECUTIVE COMPENSATION.
      The information required by Item 11 is incorporated by reference to Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
      The information required by Item 12 is incorporated by reference to Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2005.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
      The information required by Item 13 is incorporated by reference to Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2005.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
      The information required by Item 14 is incorporated by reference to Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2005.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
      (a) (1) The following consolidated financial statements are filed as a part of this report in Item 8.

      (2) The following consolidated financial statement schedules for the years 2005, 2004 and 2003 are submitted herewith:

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

EXHIBIT INDEX

Number	Title

3.1	Articles of Incorporation of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Pre-effective Amendment No. 3 on Form S-1, SEC File No. 333-104897.)
3.2	Bylaws of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2003.)
4.1	Form of certificate evidencing shares of common stock of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Pre-effective Amendment no. 3 on Form S-1, SEC File No. 333-104897.)
10.1	Mercer Insurance Group, Inc. Employee Stock Ownership Plan (incorporated by reference herein to the Company’s Pre-effective Amendment No. 3 on Form S-1, SEC File No. 333-104897.)
10.2	Employment Agreement, dated as of October 1, 2005, among BICUS Services Corporation, Mercer Insurance Company and Robert Kingsley (filed herewith.)
10.3	Mercer Mutual Insurance Company Executive Nonqualified ‘Excess‘ Plan dated June 1, 2002 (incorporated by reference herein to the Company’s Pre-effective Amendment no. 3 on Form S-1, SEC File No. 333-104897.)
10.4	Mercer Mutual Insurance Company Benefit Agreement dated December 11, 1989, as amended (incorporated by reference herein to the Company’s Pre-effective Amendment no. 3 on Form S-1, SEC File No. 333-104897.)
10.5	Mercer Insurance Group, Inc. 2004 Stock Incentive Plan, as amended through January 18, 2006 (filed herewith.)
14.1	Code of Ethics (incorporated by reference herein to the Company’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2003.)
23	Consent of independent registered public accounting firm (filed herewith)
31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)
31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)
32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)
32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mercer Insurance Group, Inc.

March 16, 2006	By: /s/ Andrew R. Speaker Andrew R. Speaker President and Chief Executive Officer and a Director

March 16, 2006	By: /s/ David B. Merclean David B. Merclean Senior Vice President of Finance and Chief Financial Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ Roland D. Boehm Roland D. Boehm	Vice Chairman of the Board of Directors	March 16, 2006

By:	/s/ H. Thomas Davis H. Thomas Davis	Senior Vice President and a Director	March 16, 2006

By:	/s/ William V. R. Fogler William V. R. Fogler	Director	March 16, 2006

By:	/s/ William C. Hart William C. Hart	Director	March 16, 2006

By:	/s/ George T. Hornyak, Jr. George T. Hornyak, Jr.	Chairman of the Board of Directors	March 16, 2006

By:	/s/ Samuel J. Malizia Samuel J. Malizia	Director	March 16, 2006

By:	/s/ Richard U. Niedt Richard U. Niedt	Director	March 16, 2006

By:	/s/ Andrew R. Speaker Andrew R. Speaker	President and Chief Executive Officer and a Director	March 16, 2006

By:	/s/ Richard G. Van Noy Richard G. Van Noy	Director	March 16, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Mercer Insurance Group, Inc. and Subsidiaries:
      Under date of March 16, 2006, we reported on the consolidated balance sheets of Mercer Insurance Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, which are included in the annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules in the annual report on Form 10-K. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
      In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 16, 2006

Mercer Insurance Group, Inc. and Subsidiaries
Schedule I — Summary of Investments — Other than
Investments in Related Parties as of December 31, 2005

Column A	Column B	Column C	Column D

		Market	Balance
Type of Investment	Cost	Value	Sheet

	(Dollars in thousands)
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$48,312	47,603	47,603
States, municipalities and political subdivisions	80,728	80,278	80,278
All other	102,151	101,248	101,248

Total bonds	231,191	229,129	229,129
Preferred stock	1,725	1,745	1,745

Total fixed maturities	232,916	230,874	230,874

Equity securities:
Common stocks:
Banks, trust and insurance companies	560	2,827	2,827
Industrial, miscellaneous and all other	6,314	10,409	10,409

Total equity securities	6,874	13,236	13,236

Short-term investments	4,289	4,289	4,289

Total investments	$244,079	248,399	248,399

See accompanying report of independent registered public accounting firm.

MERCER INSURANCE GROUP, INC.
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
Condensed Balance Sheet
December 31, 2005 and 2004

	2005	2004

	(Dollars in thousands)
ASSETS
Fixed income securities, available for sale, at fair value	$—	22,798
Investment in common stock of subsidiaries (equity method)	107,492	71,137
Investment in preferred stock of subsidiaries (equity method)	2,475	2,475
Short-term investments, at cost, which approximates fair value	—	—
Cash and cash equivalents	307	829
Goodwill	1,797	1,797
Deferred tax asset	95	123
Other assets	1,379	1,309

Total assets	$113,545	100,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$23	60
Other liabilities	10,123	—

Total liabilities	10,146	60

Stockholders’ Equity:
Preferred stock, no par value, authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value, authorized 15,000,000 shares, issued 7,068,233 shares and 7,060,733 shares, outstanding 6,463,538 shares and 6,344,844 shares	—	—
Additional paid-in capital	67,973	67,651
Accumulated other comprehensive income:
Unrealized gains in investments, net of deferred income taxes	2,851	5,186
Retained Earnings	44,896	37,876
Unearned restricted stock compensation	(1,654)	(2,242)
Unearned ESOP shares	(4,383)	(5,009)
Treasury stock, 501,563 and 256,500 shares	(6,284)	(3,054)

Total stockholders’ equity	103,399	100,408

Total liabilities and stockholders’ equity	$113,545	100,468

See accompanying report of independent registered public accounting firm.

MERCER INSURANCE GROUP, INC.
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
Condensed Statement of Earnings
For the Years ended December 31, 2005 and 2004 and the period December 16, 2003 to December 31, 2003

	2005	2004	2003

	(Dollars in thousands)
Revenue:
Investment income, net of expenses	$547	574	5
Net realized capital losses	(211)	—	—

Total revenue	336	574	5

Expenses:
Other expenses	1,266	972	36

Total expenses	1,266	972	36

Loss before tax benefit	(930)	(398)	(31)
Income tax benefit	(304)	(160)	(11)

Loss before equity in loss of subsidiaries	(626)	(238)	(20)
Equity in income (loss) of subsidiaries	7,646	3,502	(457)

Net income (loss)	$7,020	3,264	(477)

See accompanying report of independent registered public accounting firm.

MERCER INSURANCE GROUP, INC.
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
Condensed Statements of Cash Flows
For the Years ended December 31, 2005 and 2004 and the period December 16, 2003 to December 31, 2003

	2005	2004	2003

	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$7,020	3,264	(477)
Dividend from subsidiary	10,000	—	—
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in undistributed (income) loss of subsidiaries	(7,646)	(3,502)	457
Accretion of discount	136	178	—
ESOP share commitment	832	780	35
Net realized investment losses	211	—	—
Amortization of restricted stock compensation	704	383	—
Deferred income tax	(5)	(90)	(11)
Other	10,017	(1,100)	(139)

Net cash provided by (used in) operating activities	21,269	(87)	(135)

Cash flows from investing activities:
Purchase of fixed income securities	(4,317)	(23,508)	—
Sale and maturity of fixed income securities	26,864	436	—
Sale (purchase) of short-term investments	—	25,495	(25,495)
Purchase of subsidiary	(41,108)	—	—

Net cash (used in) provided by investing activities	(18,561)	2,423	(25,495)

Cash flows from financing activities:
Proceeds from issuance of capital stock	—	—	54,177
Capital contribution to subsidiary	—	—	(27,000)
Purchase of treasury stock	(3,230)	(3,054)	—

Net cash provided by (used in) financing activities	(3,230)	(3,054)	27,177

Net (decrease) increase in cash and cash equivalents	(522)	(718)	1,547
Cash and cash equivalents at beginning of period	829	1,547	—

Cash and cash equivalents at end of period	$307	829	1,547

Cash paid during the year for:
Interest	$—	—	—
Income taxes	—	—	—
See accompanying report of independent registered public accounting firm.

Mercer Insurance Group, Inc. and Subsidiaries
Schedule III — Supplementary Insurance Information

Column A	Column B	Column C	Column D	Column E	Column F

		Future Policy
	Deferred	Benefits,		Other Policy
	Policy	Losses, Claims,		Claims and
	Acquisition	and Loss	Unearned	Benefits	Premium
Segment	Costs	Expenses	Premiums	Payable	Revenue

	(Dollars in thousands)
December 31, 2005
Commercial lines	$8,231	200,992	67,391	0	51,957
Personal lines	2,558	10,687	11,591	0	22,803

Total	$10,789	211,679	78,982	0	74,760

December 31, 2004
Commercial lines	$5,327	21,679	22,822	0	32,370
Personal lines	2,687	14,349	11,185	0	23,414

Total	$8,014	36,028	34,007	0	55,784

December 31, 2003
Commercial lines	XXXXX	XXXXX	XXXXX	XXXXX	25,964
Personal lines	XXXXX	XXXXX	XXXXX	XXXXX	21,900

Total	XXXXX	XXXXX	XXXXX	XXXXX	47,864

	Column G	Column H	Column I	Column J	Column K

		Benefits,
		Claims,
	Net	Losses and		Other
	Investment	Settlement	Amortization	Operating	Premiums
	Income	Expenses	of DPAC	Expenses	Written

	(Dollars in thousands)
December 31, 2005
Commercial lines	$	29,841	11,296	6,085	52,311
Personal lines		13,543	5,553	4,681	22,955

Total	$4,467	43,384	16,849	10,766	75,266

December 31, 2004
Commercial lines	$	10,325	9,202	7,261	36,492
Personal lines		17,813	5,873	4,637	23,012

Total	$2,841	28,138	15,075	11,898	59,504

December 31, 2003
Commercial lines	$	10,145	7,758	4,952	30,315
Personal lines		17,588	5,655	3,608	22,487

Total	$1,707	27,733	13,413	8,560	52,802

See accompanying report of independent registered public accounting firm.

Mercer Insurance Group, Inc. and Subsidiaries
Schedule IV — Reinsurance
For the years ended December 31, 2005, 2004 and 2003

Column A	Column B	Column C	Column D	Column E	Column F

			Assumed		Percentage
		Ceded to	from		of Amount
	Gross	Other	Other	Net	Assumed
Premiums Earned	Amount	Companies	Companies	Amount	to Net

	(Dollars in thousands)
For the year ended December 31, 2005	$93,205	21,141	2,696	74,760	3.6%
For the year ended December 31, 2004	62,415	8,460	1,829	55,784	3.3%
For the year ended December 31, 2003	56,047	9,495	1,312	47,864	2.7%
See accompanying report of independent registered public accounting firm.

Mercer Insurance Group, Inc. and Subsidiaries
Schedule V — Allowance for Uncollectible Premiums and Other Receivables
For the years ended December 31, 2005, 2004 and 2003

Premiums Earned	2005	2004	2003

	(Dollars in thousands)
Balance, January 1	$103	$97	$72
Additions	289	129	228
Deletions	(91)	(123)	(203)

Balance, December 31	$301	$103	$97

See accompanying report of independent registered public accounting firm.

Mercer Insurance Group, Inc. and Subsidiaries
Schedule VI — Supplemental Information
For the years ended December 31, 2005, 2004 and 2003

Column A	Column B	Column C	Column D	Column E	Column F	Column G

	Deferred	Reserve for	Discount if
	Policy	Losses and	any		Net	Net
	Acquisition	Loss Adj.	Deducted in	Unearned	Earned	Investment
Affiliation with Registrant	Costs	Expenses	Column C	Premiums	Premiums	Income

	(Dollars in thousands)
Year ended December 31, 2005	10,789	211,679	0	78,982	74,760	4,467
Year ended December 31, 2004	8,014	36,028	0	34,007	55,784	2,841
Year ended December 31, 2003	7,387	37,261	0	30,929	47,864	1,707

	Column H		Column I	Column J	Column K

	Losses and LAE
	Incurred			Paid
				Losses and	Net
	Current	Prior	Amortization	Adjustment	Written
	Year	Year	of DPAC	Expenses	Premiums

	(Dollars in thousands)
Year ended December 31, 2005	39,222	4,163	16,849	35,309	75,266
Year ended December 31, 2004	29,024	(886)	15,075	27,398	59,504
Year ended December 31, 2003	28,329	(596)	13,413	22,706	52,802
See accompanying report of independent registered public accounting firm.