Form 10-Q
period 2006-03-31
MERCER INSURANCE GROUP INC
filed 2006-05-10
CIK 1050690

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended March 31, 2006,
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                      Accelerated filer ☑                     Non-accelerated filer ☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of May 2, 2006

COMMON STOCK (No Par Value)	6,566,670

(Title of Class)	(Outstanding Shares)

Exhibits:

Exhibit No.	Title
3.1	Articles of Incorporation of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Pre-effective Amendment No. 3 on Form S-1, SEC File No. 333-104897.)

3.2	Bylaws of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2003.)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

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
the effects of weather-related and other catastrophic events;
the concentration of insured accounts in New Jersey, Pennsylvania and California;
the effect of legislative, judicial, economic, demographic and regulatory events in the six states in which we do the majority of our business as of March 31, 2006;
the continuation of an A.M. Best rating in the Excellent category;
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
the impact of acts of terrorism and acts of war;
the effects of terrorist related insurance legislation and laws;
inflation;
the cost, availability and collectibility of reinsurance;
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
adverse litigation or arbitration results;
the ability to carry out our business plans; or
adverse changes in applicable laws, regulations or rules governing insurance holding companies and insurance companies, and environmental, tax or accounting matters including limitations on premium levels, increases in minimum capital and reserves, and other financial viability requirements, and changes that affect the cost of, or demand for our products.
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

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
	(Unaudited)
ASSETS
Investments:
Fixed income securities, available-for-sale, at fair value (amortized cost of $227,297 and $231,191, respectively)	$222,736	$229,129
Equity securities, at fair value (cost of $10,328 and $8,599, respectively)	16,553	14,981
Short-term investments, at cost, which approximates fair value	19,617	4,289

Total investments	258,906	248,399
Cash and cash equivalents	22,766	20,677
Premiums receivable	38,267	37,497
Reinsurance receivables	87,453	79,214
Prepaid reinsurance premiums	15,000	21,554
Deferred policy acquisition costs	14,271	10,789
Accrued investment income	2,427	2,625
Property and equipment, net	11,879	11,720
Deferred income taxes	5,178	3,588
Goodwill	5,633	5,633
Other assets	4,037	5,002

Total assets	$465,817	$446,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Losses and loss adjustment expenses	$222,808	$211,679
Unearned premiums	78,586	78,982
Accounts payable and accrued expenses	9,666	13,761
Other reinsurance balances	20,303	18,574
Trust preferred securities	15,529	15,525
Advances under line of credit	3,000	3,000
Other liabilities	11,006	1,778

Total liabilities	360,898	343,299

Stockholders’ Equity:
Preferred stock, no par value, authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value, authorized 15,000,000 shares, issued 7,068,233 shares, outstanding 6,478,976 and 6,463,538 shares	—	—
Additional paid-in capital	66,787	67,973
Accumulated other comprehensive income:
Unrealized gains in investments, net of deferred income taxes	1,099	2,851
Retained earnings	47,546	44,896
Unearned restricted stock compensation	—	(1,654)
Unearned ESOP shares	(4,229)	(4,383)
Treasury stock, at cost, 501,563 shares	(6,284)	(6,284)

Total stockholders’equity	104,919	103,399

Total liabilities and stockholders’ equity	$465,817	$446,698

See accompanying notes to condensed consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
Three Months Ended March 31, 2006 and 2005

	2006	2005
	(Dollars in thousands, except per
	share data)
	(Unaudited)
Revenue:
Net premiums earned	$33,537	$15,113
Investment income, net of expenses	2,091	743
Net realized investment gains	307	18
Other revenue	491	86

Total revenue	36,426	15,960

Expenses:
Losses and loss adjustment expenses	20,646	7,723
Amortization of deferred policy acquisition costs (related party amounts of $307 and $318, respectively)	5,508	3,899
Other expense	6,218	2,958
Interest expenses	298	—

Total expenses	32,670	14,580

Income before income taxes	3,756	1,380
Income taxes	1,106	387

Net income	$2,650	$993

Earnings per common share:
Basic	$0.44	$0.17
Diluted	$0.43	$0.16
Weighted average shares:
Basic	5,969,780	6,003,473
Diluted	6,100,889	6,249,326
See accompanying notes to condensed consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three months ended March 31, 2006
(Unaudited, dollars in thousands)

				Accumulated		Unearned
			Additional	other		restricted	Unearned
	Preferred	Common	paid-in	comprehensive	Retained	stock	ESOP	Treasury
	stock	stock	capital	income	Earnings	compensation	shares	stock	Total
Balance, December 31, 2005	$—	—	67,973	2,851	44,896	(1,654)	(4,383)	(6,284)	$103,399
Net income					2,650				2,650
Unrealized losses on securities:
Unrealized holding losses arising during period, net of related income tax benefit of $798				(1,549)					(1,549)
Less reclassification adjustment for gains included in net income, net of related income tax expense of $104				(203)					(203)

Other comprehensive loss									(1,752)

Comprehensive income									898

Reclassification of unearned restricted stock compensation			(1,654)			1,654			—
Stock compensation plan amortization			360						360
ESOP shares committed			108				154		262

Balance, March 31, 2006	$—	—	66,787	1,099	47,546	—	(4,229)	(6,284)	$104,919

See accompanying notes to condensed consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2006 and 2005

	2006	2005
	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$2,650	$993
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization of fixed assets	592	407
Net amortization of premium	289	163
Amortization of stock compensation	360	158
ESOP share commitment	262	203
Net realized investment gains	(307)	(18)
Deferred income tax	(688)	2
Change in assets and liabilities:
Premiums receivable	(770)	1,750
Reinsurance receivables	(8,239)	(1,804)
Prepaid reinsurance premiums	6,554	119
Deferred policy acquisition costs	(3,482)	268
Other assets	1,163	(76)
Losses and loss adjustment expenses	11,129	218
Unearned premiums	(396)	(2,071)
Other	(1,638)	(2,644)

Net cash provided (used) by operating activities	7,479	(2,332)

Cash flows from investing activities:
Purchase of fixed income securities, available-for-sale	(5,610)	(3,458)
Purchase of equity securities	(1,950)	(668)
Sale and maturity of fixed income securities, available-for-sale	17,845	3,429
Sale of equity securities	386	659
Purchase of short-term investments, net	(15,328)	—
Purchase of property and equipment, net	(733)	(282)

Net cash used by investing activities	(5,390)	(320)

Cash flows from financing activities:
Purchase of treasury stock	—	(3,210)

Net cash used by financing activities	—	(3,210)

Net increase (decrease) in cash and cash equivalents	2,089	(5,862)
Cash and cash equivalents at beginning of period	20,677	16,289

Cash and cash equivalents at end of period	$22,766	$10,427

Cash paid during the period for:
Interest	$302	$7
Income taxes	$—	$250
See accompanying notes to condensed consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
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
          All of the outstanding stock of Financial Pacific Insurance Group, Inc. (FPIG), and its subsidiaries Financial Pacific Insurance Company (“Financial Pacific”) and Financial Pacific Insurance Agency (FPIA) was acquired on October 1, 2005, for approximately $41 million in cash. FPIG also holds an interest in three business trusts that were formed for the purpose of issuing Floating Rate Capital Securities. The results of its operations are included in the 2006 Consolidated Statement of Earnings, but not in the corresponding statement for 2005, and this should be taken into account in making any observations based on comparisons of these statements.
          FPIC provides property and casualty insurance to small and medium sized businesses in California, Arizona, Nevada and Oregon, as well as direct mail surety products to commercial businesses in various other states.
          These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
     Share-based compensation
The Company makes grants of qualified (ISO’s) and non-qualified stock options (NQO’s), and non-vested shares (restricted stock) under its plan. Stock options are granted at prices that are not less than market price at the date of grant, and are exercisable over a period of 10 years.
Prior to January 1, 2006, the Company accounted for this plan under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation”. Under the principles of APB 25, as permitted by SFAS 123, stock-based compensation was recognized for grants of restricted stock in the Statements of Earnings for the years ended December 31, 2005 and 2004, but not for grants of stock options because options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, “Share-Based Payment”, using the modified-prospective-transition method. Statements of Earnings for prior periods have not been retrospectively adjusted for SFAS 123R. As of March 31, 2006, the Company has $2.8 million of unrecognized total compensation cost related to non-vested stock options and restricted stock. That cost will be recognized over the remaining weighted-average vesting period of 2.2 years, based on the estimated grant date fair value.
As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before income taxes and net income for the three months ended March 31, 2006, were reduced by $151,000 and $113,000, respectively, to recognize the compensation cost of unvested stock options granted under the Company’s plan. There would have been no change to earnings if we had continued to account for stock-based compensation under APB 25 for unvested stock options. SFAS 123R also eliminated the presentation of the contra-equity account “Unearned restricted stock compensation,” resulting in a reclass of  $1.7 million to Additional paid-in capital.
The Company has not made any grants of stock options or restricted stock in the three month period ended March 31, 2006.
The following table shows the pro-forma effect on the Statement of Earnings and earnings per share as if the Company had applied SFAS 123 to stock options granted under its plan prior to the adoption of SFAS 123R on January 1, 2006.

Three months
ended
March 31, 2005
(In thousands,
except per
share data)
Net income, as reported	$993
Plus: Share-based compensation expense included in reported net income, net of related tax effects	105
Less: Total share-based compensation expense determined under fair value based method for all awards, net of related tax effects	(234)

Pro forma net income	$864

Basic earnings per share:
As reported	$0.17
Pro forma	$0.14
Diluted earnings per share:
As reported	$0.16
Pro forma	$0.14
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
          In determining the results of each segment, assets are not allocated to segments and are reviewed in the aggregate for decision-making purposes.

          Financial data by segment is as follows for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31
	2006	2005
	(In thousands)
Revenue:
Net premiums earned:
Commercial lines	$27,854	$9,181
Personal lines	5,683	5,932

Total net premiums earned	33,537	15,113

Net investment income	2,091	743
Realized investment gains	307	18
Other	491	86

Total revenue	36,426	15,960

Income before income taxes:
Underwriting income (loss):
Commercial lines	1,167	639
Personal lines	(2)	(106)

Total underwriting income	1,165	533
Net investment income	2,091	743
Realized investment gains	307	18
Other	193	86

Income before income taxes	$3,756	$1,380

(3) Reinsurance
          Premiums earned are net of amounts ceded of $12,981 and $1,719 for the three months ended March 31, 2006 and 2005, respectively. Losses and loss adjustment expenses are net of amounts ceded of $7,578 and $320 for the three months ended March 31, 2006 and 2005, respectively.
          Effective for 2006, Financial Pacific restructured its property reinsurance agreement covering the first $2.0 million of loss from an 80% quota share to an $1,650,000 excess of $350,000 excess of loss contract to take advantage of the Group’s combined capital. The restructuring also included the assumption of ceded unearned premium by Financial Pacific from the 2005 property quota share and casualty excess of loss agreements. These assumed premiums were then ceded into the respective 2006 treaties, which due to the reduced ceding rates, resulted in a $5.6 million increase in net written premium and a $2.4 million increase in net earned premium in the first quarter of 2006.
          As of March 31, 2006, $6.7 million is due from Alea North America Insurance Company (“Alea”), which previously was rated A- (Excellent), but presently is rated NR-4 (not rated by company request). Alea Group, the parent of Alea is now in voluntary runoff. Effective December 31, 2005, the Company terminated its policy year 2005 treaties with Alea on a cut-off basis so Alea no longer reinsures currently in-force business. At March 31, 2006, there is approximately $100,000 in balances billed and unpaid from Alea.
          Some of the Company’s treaties with Alea have contractual provisions that require a trust account to be set up in the event of downgrade. Management is currently working with Alea through its reinsurance intermediary to have Alea fund such a trust, which would cover approximately $4.0 million of the $6.7 million of the loss and loss adjustment expense reserves ceded to Alea as of March 31, 2006. Management is engaged in active, ongoing discussions with Alea regarding collateralization of the existing receivable amounts.
(4) Comprehensive Income

          The Company’s comprehensive income for the three month period ended March 31, 2006 and 2005 is as follows:

	Three Months ended
	March 31
	2006	2005
	(In thousands)
Net income	$2,650	$993
Other comprehensive income, net of tax:
Unrealized losses on securities:
Unrealized holding losses arising during period, net of related income tax benefit of $798 and $771	(1,549)	(1,497)
Less reclassification adjustment for gains included in net income, net of related income tax expense of $104 and $6	(203)	(12)

	(1,752)	(1,509)

Comprehensive income (loss)	$898	$(516)

(5) Share-based Compensation
          The Company adopted the Mercer Insurance Group, Inc. 2004 Stock Incentive Plan (the Plan) on June 16, 2004. Awards may be made in the form of Incentive Stock Options (ISO’s), nonqualified stock options, restricted stock or any combination to employees and non-employee directors, except that non-employee directors are not eligible for grants of ISO’s. At adoption, the Plan initially limited to 250,000 the number of shares that may be awarded as restricted stock, and to 500,000 the number of shares for which incentive stock options may be granted. The total number of shares initially authorized in the Plan was 876,555 shares, with an annual increase equal to 1% of the shares outstanding at the end of each year. As of March 31, 2006, the Plan’s authorization has been increased under this feature to 1,010,263 shares. The Plan provides that stock options and restricted stock awards may include vesting restrictions and performance criteria at the discretion of the Compensation Committee of the Board of Directors. The term of options may not exceed ten years for incentive stock options, and ten years and 1 month for nonqualified stock options, and the option price may not be less than fair market value on the date of grant. The 2004 and 2005 grants employ graded vesting over vesting periods of 3 or 5 years for restricted stock, incentive stock options, and nonqualified stock option grants, and include only service conditions. As of March 31, 2006, no stock options granted under the Plan have been exercised. Upon exercise, it is anticipated that new shares will be issued to the option holder. No grants have been made under the Plan in 2006.
          Information regarding stock option activity in Mercer Insurance Group’s Plan is presented below:

		Weighted Average
	Number	Exercise Price
	of shares	Per Share
Options outstanding at December 31, 2005	659,200	$12.42
Granted — 2006	0	—
Exercised — 2006	0	—
Forfeited — 2006	0	—

Options outstanding at March 31, 2006	659,200	$12.42

Exercisable at:
March 31, 2006	162,267	$12.21
Weighted-average remaining contractual life		8.5 years
Compensation remaining to be recognized for unvested stock options at March 31, 2006 (millions)		$1.4
Weighted-average remaining amortization period		2.2 years

          The per share weighted-average fair value of options granted during 2004 was $4.19, and for 2005 was $4.27. The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions used for grants in 2004: dividend yield of 0%; expected volatility of 20.91%; risk-free interest rate of 4.73%, and an expected life of 6.5 years, and in 2005: dividend yield of 0%; expected volatility of 18.44%; risk-free interest rate of 4.04%, and an expected life of 7.5 years.
     Information regarding unvested restricted stock activity in Mercer Insurance Group’s Plan is below:

		Weighted Average
	Number	Fair value
	of shares	Per Share
Unvested restricted stock at December 31, 2005	166,417	$12.29
Granted — 2006	0	—
Exercised — 2006	0	—
Forfeited — 2006	0	—

Unvested restricted stock at March 31, 2006	166,417	$12.29

Compensation remaining to be recognized for unvested restricted stock at March 31, 2006 (millions):		$1.4
Weighted-average remaining amortization period		2.3 years

          No shares of restricted stock vested in the three months ended March 31, 2006 and 2005.
(6) Earnings per Share
          The computation of basic and diluted earnings per share is as follows:

	Three months ended
	March 31,
	2006	2005
	(Dollars in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$2,650	$993

Denominator for basic earnings per share – weighted-average shares outstanding	5,969,780	6,003,473
Effect of stock incentive plans	131,109	245,853

Denominator for diluted earnings per share	6,100,889	6,249,326

Basic earnings per share	$0.44	$0.17

Diluted earnings per share	$0.43	$0.16

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
Overview
          Mercer Insurance Group, Inc. (the “Company” or the “Holding Company”) is a holding company owning, directly and indirectly, all of the outstanding shares of our four insurance companies, including the Mercer Insurance Company, and our non-insurance subsidiaries. Mercer Insurance Company has been engaged in the sale of property and casualty insurance since 1844. Our insurance companies underwrite property and casualty insurance principally in Arizona, California, New Jersey, Nevada, Oregon, and Pennsylvania and are as follows:
•	Mercer Insurance Company, a Pennsylvania property and casualty stock insurance company offering insurance coverages to businesses and individuals in New Jersey and Pennsylvania,

•	Mercer Insurance Company of New Jersey, Inc., a New Jersey property and casualty stock insurance company offering insurance coverages to businesses and individuals located in New Jersey,

•	Franklin Insurance Company, a Pennsylvania property and casualty stock insurance company offering private passenger automobile and homeowners insurances to individuals located in Pennsylvania, and

•	Financial Pacific Insurance Company, a California property and casualty stock insurance company offering insurance and surety products to small and medium sized commercial businesses in California, Arizona, Nevada and Oregon, and direct mail surety products to commercial businesses in various other states.
          With the exception of Financial Pacific Insurance Company, which is rated “A-” (Excellent), all insurance companies in the Group have been assigned an “A” (Excellent) rating by A.M. Best for the past 5 years. An “A” rating is the third highest rating out of A.M. Best’s 16 possible rating categories while an “A-” rating is the fourth highest. A.M. Best’s rating of Financial Pacific Insurance Company is expected to be reviewed in 2006, taking into account its acquisition by the Company on October 1, 2005 and its inclusion, effective January 1, 2006, in the insurance pooling agreement among the Company’s four insurance subsidiaries.
     The Company is subject to regulation by the Pennsylvania Insurance Department, the New Jersey Department of Banking and Insurance, and the California Department of Insurance as its primary regulators.
     Mercer Insurance Company and Mercer Insurance Company of New Jersey have recently been licensed to write property and casualty insurance in New York. These companies will initially write business which supports existing accounts, and may introduce in that state specialty programs for select religious institutions and habitational risks.
     We manage our business and report our operating results in three operating segments: commercial lines insurance, personal lines insurance and the investment function. See Note 2 of the notes to our condensed consolidated financial statements included in this report. However, assets are not allocated to segments and are reviewed in the aggregate for decision-making purposes. Our commercial lines insurance business consists primarily of multi-peril, general liability, commercial auto, and related coverages. Our personal lines insurance business consists primarily of homeowners (in New Jersey and Pennsylvania) and private passenger automobile (in Pennsylvania only) insurance coverages. We market both the commercial and personal insurance lines through independent producers.
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

     Effective January 1, 2006, Financial Pacific Insurance Company joined the pooling agreement among the Company’s insurance subsidiaries, whereby each company cedes all business to Mercer Insurance Company and then shares in the pooled business in proportion to their statutory surplus. In connection with its participation in the pool, Financial Pacific Insurance Company transferred approximately $54 million in assets to the other companies in the pooling agreement to recognize their assumption of a portion of its loss and loss adjustment expense and unearned premium reserves.
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
     Reserves are closely monitored and are recomputed periodically using the most recent information on reported claims and a variety of statistical techniques. Specifically, on a quarterly basis, we review, by line of business, existing reserves, new claims, changes to existing case reserves, and paid losses with respect to the current and prior accident years. We use historical paid and incurred losses and accident year data to derive expected ultimate loss and loss adjustment expense ratios by line of business. We then apply these expected loss and loss adjustment expense ratios to earned premium to derive a reserve level for each line of business. In connection with the determination of the reserves, we also consider other specific factors such as recent weather-related losses, trends in historical paid losses, and legal and judicial trends with respect to theories of liability. Some of our business relates to coverage for short-term risks, and for these risks loss development is comparatively rapid and historical paid losses, adjusted for known variables, have been a reliable predictive measure of future losses for purposes of our reserving. Some of our business relates to longer-term risks, where the claims are slower to emerge and the estimate of damage is more difficult to predict. For these lines of business, more sophisticated actuarial methods must be employed to project an ultimate loss expectation, and then the related loss history must be regularly evaluated and loss expectations updated, with the possibility of variability from the initial estimate of ultimate losses. A substantial portion of the business of our recent acquisition, Financial Pacific Insurance Company, is this type of longer-tailed casualty business.
     Reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at March 31, 2006.

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

Adjustment
Change in Loss and	Adjusted Loss and		Adjusted Loss and Loss	Percentage Change
Loss Adjustment	Loss Reserves Net of	Percentage Change in	Adjustment Reserves Net	in Stockholders’
Reserves Net of	Reinsurance as of	Stockholders’ Equity as	of Reinsurance as of	Equity as of
Reinsurance	March 31, 2006	of March 31, 2006(1)	December 31, 2005	December 31, 2005(1)
(Dollars in thousands)
(10.0)%	$125,779	8.8%	$119,640	8.5%
(7.5)%	129,273	6.6%	122,964	6.4%
(5.0)%	132,767	4.4%	126,287	4.2%
(2.5)%	136,261	2.2%	129,610	2.1%
Base	139,755	—	132,934	—
2.5%	143,249	-2.2%	136,257	-2.1%
5.0%	146,743	-4.4%	139,581	-4.2%
7.5%	150,237	-6.6%	142,904	-6.4%
10.0%	$153,730	-8.8%	$146,227	-8.5%

(1)	Net of tax
     The property and casualty industry has incurred substantial aggregate losses from claims related to asbestos-related illnesses, environmental remediation, product liability, mold, and other uncertain exposures. We have not experienced significant losses from these types of claims.
     The table below summarizes loss and loss adjustment reserves by major line of business:

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Commercial lines:
Commercial multi-peril	$156,941	$147,041
Commercial automobile	32,750	32,581
Other liability	9,774	9,632
Workers’ compensation	6,658	6,058
Surety	5,531	5,304
Fire, allied, inland marine	415	318

	212,069	200,934

Personal lines:
Homeowners	7,771	7,595
Personal automobile	1,742	1,840
Other liability	911	900
Fire, allied, inland marine	229	344
Workers’ compensation	86	66

	10,739	10,745

Total	$222,808	$211,679

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
     The Company’s policy on impairment of value of investments is as follows: if a security has a market value below cost it is considered impaired. For any such security a review of the financial condition and prospects of the issuing company will be performed by the Investment Committee to determine if the decline in market value is other than temporary. If it is determined that the decline in market value is “other than temporary”, the carrying value of the security will be written down to “realizable value” and the amount of the write-down accounted for as a realized loss. “Realizable value” is defined for this purpose as the market price of the security. Write-down to a value other than the market price requires objective evidence in support of that value.
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
     Effective for 2006, Financial Pacific restructured its property reinsurance agreement covering the first $2.0 million of loss from an 80% quota share to an $1,650,000 excess of $350,000 excess of loss contract to take advantage of the Group’s combined capital. The restructuring also included the assumption by Financial Pacific of ceded unearned premium from the 2005 property quota share and casualty excess of loss agreements. These assumed premiums were then ceded into the respective 2006 treaties, which due to the reduced ceding rates, resulted in a $5.6 million increase in net written premium and a $2.4 million increase in net earned premium in the first quarter of 2006.
     As of March 31, 2006, $6.7 million is due from Alea North America Insurance Company (“Alea”), which previously was rated A- (Excellent), but presently is rated NR-4 (not rated by company request). Alea Group, the parent of Alea is now in voluntary runoff. Effective December 31, 2005, the Company terminated its policy year 2005 treaties with Alea on a cut-off basis so Alea no longer reinsures currently in-force business. At March 31, 2006, there is approximately $100,000 in balances billed and unpaid from Alea.
     Some of the Company’s treaties with Alea have contractual provisions that require a trust account to be set up in the event of downgrade. Management is currently working with Alea through its reinsurance intermediary to have Alea fund such a trust, which would cover approximately $4.0 million of the $6.7 million of the loss and loss adjustment expense reserves ceded to Alea as of March 31, 2006. Management is engaged in active, ongoing discussions with Alea regarding collateralization of the existing receivable amounts.
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
     Our growth in premiums, underwriting results and investment income have been, and continue to be, influenced by market conditions, as well as the acquisition of Financial Pacific on October 1, 2005. Pricing in the property and casualty insurance industry historically has been and remains cyclical. During a soft market cycle, price competition is prevalent, which makes it difficult to write and retain properly priced personal and commercial lines business. Our policy is to maintain disciplined underwriting and pricing standards during soft markets, declining business which is inadequately priced for its level of risk. The hard market and related pricing power of the early part of the current decade has given way to a much more competitive market recently, with increasing competition recently being seen particularly in certain classes of commercial accounts, package policies and in the Pennsylvania personal auto market. This has resulted in slowing premium growth for the Company.
     The availability of reinsurance at reasonable pricing is an important part of our business. The recent surge in catastrophic activity has placed reinsurers under greater financial pressures, and this has been reflected in their underwriting appetite, reinsurance terms, and to some degree, their rates. Our operating territories and the Group’s claim activity experienced only a minor impact from the residual effects of the hurricanes last fall that ravaged the Gulf coast, and this was helpful in keeping our reinsurance program in place without significant rate change on renewal.
     On October 1, 2005, the Group acquired Financial Pacific Insurance Group, Inc., including its insurance subsidiary, Financial Pacific Insurance Company. Financial Pacific underwrites commercial lines of business, principally in the states of California, Arizona, Nevada and Oregon. The results of its operations are included in the 2006 Consolidated Statement of Earnings, but not in the corresponding statement for 2005, and this should be taken into account in making any observations based on comparisons of these statements.
Three months ended March 31, 2006 compared to three months ended March 31, 2005
     The components of income for 2006 and 2005, and the change and percentage change from year to year, are shown in the charts below. The accompanying narrative refers to the statistical information displayed in the chart immediately above the narrative.

2006 vs. 2005 Income	2006	2005	Change	% Change
Commercial lines underwriting income	$1,167	$639	$528	82.6%
Personal lines underwriting loss	(2)	(106)	104	N/M
Total underwriting income	1,165	533	632	118.6%
Net investment income	2,091	743	1,348	181.4%
Net realized investment gains	307	18	289	N/M
Other revenue	491	86	405	470.9%
Interest expense	(298)	—	(298)	N/M
Income before income taxes	3,756	1,380	2,376	172.2%
Income taxes	1,106	387	719	185.8%
Net income	$2,650	$993	$1,657	166.9%

Loss / LAE ratio (GAAP)	61.6%	51.1%	10.5%
Underwriting expense ratio (GAAP)	34.8%	45.4%	(10.6)%
Combined ratio (GAAP)	96.4%	96.5%	(0.1)%

Loss / LAE ratio (Statutory)	57.0%	51.2%	5.8%
Underwriting expense ratio (Statutory)	36.9%	47.1%	(10.2)%
Combined ratio (Statutory)	93.9%	98.3%	(4.4)%

N/M means “Not Meaningful”
     Charts and discussion relating to each of our segments (commercial lines underwriting, personal lines underwriting, and the investments segment) follow with further discussion below.
     Our personal lines underwriting performance in 2006 has improved over the prior year. This improved performance has been driven by a combination of rate increases initiated in 2005 on our homeowners line of business, a redirection of our Pennsylvania personal auto book to better performing tiers of business, and continuing moderate weather in the first quarter of 2006. Frequency and severity of claims in personal and commercial lines fell within the normal range of expectations in the first quarter of 2006. The Company’s GAAP combined ratio improved slightly in 2006 from 96.5% to 96.4%, and the statutory combined ratio improved to 93.9% in 2006 from 98.3% in 2005.
     Net investment income increased 181.4% in the first quarter of 2006 to $2.1 million, primarily as a result of the acquisition of Financial Pacific and inclusion of its net investment income. Realized investment gains amounted to $307,000 in the first quarter of 2006, compared to a gain of $18,000 in 2005. Other revenue, which is primarily service charges recorded on insurance premiums paid over the term of the policy instead of when the policy is first issued, increased 470.9% in the first quarter of 2006 to $491,000, reflecting the inclusion of service charges recognized by Financial Pacific. Interest expense of $298,000 was included in the first quarter of 2006, resulting from inclusion of the trust preferred securities obligations of Financial Pacific.

2006 vs. 2005 Revenue	2006	2005	Change	% Change
Direct premiums written	$45,397	$14,240	$31,157	218.8%
Net premiums written	39,695	13,161	26,534	201.6%
Net premiums earned	33,537	15,113	18,424	121.9%
Net investment income	2,091	743	1,348	181.4%
Realized investment gains	307	18	289	N/M
Other revenue	491	86	405	N/M
Total Revenue	$36,426	$15,960	$20,466	128.2%

N/M	means “Not Meaningful”
     Total revenues for the first quarter of 2006 were up 128.2%, or $20.5 million, over 2005 revenues to $36.4 million. This increase was due primarily to inclusion of the revenue of Financial Pacific, which was not included in the Company’s operations in the first quarter of 2005, which added $20.4 million of revenue in the first quarter of 2006. Net premiums earned increased in the first quarter of 2006 over the prior year by 121.9%, or $18.4 million, to $33.5 million, with $18.4 million of the increase relating to the inclusion of Financial Pacific in the Group’s results. In the first quarter of 2006, net investment income increased 181.4% over the prior year to $2.1 million, driven by the inclusion of Financial Pacific’s net investment income, which added $1.3 million of the increase. Realized gains in the first quarter of 2006 related primarily to the mark-to-market fair value adjustment on interest rate swaps related to the floating-rate trust preferred securities.
     In the first quarter of 2006, direct premiums written increased 218.8% over the same quarter in the prior year to $45.4 million from $14.2 million. Inclusion of Financial Pacific added $28.1 million in direct written premium (see comment below about 2006 change in Financial Pacific’s reinsurance program).
     Effective for 2006, Financial Pacific restructured its property reinsurance agreement covering the first $2.0 million of loss from an 80% quota share to an $1,650,000 excess of $350,000 excess of loss contract to take advantage of the Group’s combined capital. The restructuring also included the assumption by Financial Pacific of ceded unearned premium from the 2005 property quota share and casualty excess of loss agreements. These assumed premiums were then ceded into the respective 2006 treaties, which due to the reduced ceding rates, resulted in a $5.6 million increase in net written premium and a $2.4 million increase in net earned premium in the first quarter of 2006.

     Growth in Net Investment Income is discussed below.

2006 vs. 2005 Investment income and realized gains	2006	2005	Change	% Change
Fixed income securities	$2,496	$946	$1,550	163.8%
Dividends	64	103	(39)	(37.9)%
Cash, cash equivalents & other	180	122	58	47.5%
Gross investment income	2,740	1,171	1,569	134.0%
Investment expenses	(649)	(428)	(221)	51.6%
Net investment income	$2,091	$743	$1,348	181.4%

Realized losses on fixed income	$(122)	$14	$(136)	N/M
Realized gains on equities	162	4	158	N/M
Realized gains — other	267	—	267	N/M
Net realized gains	$307	$18	$289	N/M

(N/M	means “not meaningful”)
     In the first quarter of 2006, net investment income increased $1.3 million, or 181.4%. The increase was driven primarily by the acquisition of Financial Pacific, which added approximately $1.3 million of the increase.
     Investment income on fixed income securities was up $1.6 million, or 163.8%. A much larger proportion, as compared to the Group’s business before the acquisition, of Financial Pacific’s premiums written relate to casualty, or longer-tail, business. By its nature, longer-tail business requires more time for losses to manifest themselves, with the result that claims tend to be paid later on casualty claims than on other types of claims. The later payment of claims associated with casualty reserves provides a company with the opportunity to use the funds which will ultimately be paid out as claims for a longer period of time, thus generating a larger relative portfolio of fixed income securities and higher investment income. Accordingly, the inclusion of Financial Pacific’s investment income on fixed income securities had a significant impact on the Group’s gross investment income in 2006. It is expected that a similar impact on gross investment income will be present in quarter-on-quarter comparisons for the next two quarters.
     Dividend income in the first quarter of 2006 was down $39,000 or 37.9% from the same quarter of 2005. The decrease was caused by the sale of some equity securities during 2005 in order to fund the Financial Pacific acquisition.
     Interest on cash and cash equivalents in the first quarter of 2006 increased $58,000, or 47.5%, to $180,000. This increase is due to increased short term rates as compared to 2005, and in larger part to the fact that short term investments were being accumulated by Financial Pacific Insurance Company in anticipation of its portfolio transfer settlement obligation resulting from it joining in the pooling agreement with the other insurance subsidiaries of the Group effective January 1, 2006.
     Investment expenses increased 51.6% in 2006, or $221,000, to $649,000 when compared to the first quarter of 2005. This increase is largely attributable to the inclusion of Financial Pacific’s net investment income.
     Net realized gains for the first quarter of 2006 were $307,000, as compared to $18,000 in 2005. In 2006, net realized gains of $307,000 included gains on securities sales of $162,000, offset by losses on securities of $122,000. The losses from securities were comprised of $1,000 from the sale of fixed income securities, and $121,000 from the writedown of securities determined to be other-than-temporarily impaired. These securities were written down to our estimate of fair market value at the time of the writedown.

     The Company has entered into five interest rate swap agreements to hedge against interest rate risk on its floating rate trust preferred securities. For the quarter ended March 31, 2006, the Company’s net realized gain on the interest rate swap agreements was $267,000.
     The following table summarizes the length of time equity securities with unrealized losses at March 31, 2006 have been in an unrealized loss position:

				Length of Unrealized Loss
	Fair	Unrealized	Less than	6 to 12	Over 12
	Value	Losses	6 months	Months	Months
March 31, 2006			(In thousands)
Equity securities:
Preferred stocks	$559	20	4	16	$—
Common stocks	733	18	18	—	—

Total equities	$1.292	38	22	16	$—

The estimated fair value and unrealized loss for securities in a temporary unrealized loss position as of March 31, 2006 are as follows :

	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
March 31, 2006	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$30,996	$546	$38,449	$979	$69,445	$1,525

Obligations of states and political subdivisions	44,288	758	29,036	626	73,324	1,384

Corporate securities	21,966	635	32,870	792	54,836	1,427

Mortgage-backed securities	7,088	188	9,180	102	16,268	290

Total fixed maturities	104,338	2,127	109,535	2,499	213,873	4,626

Total equity securities	1,292	38	—	—	1,292	38

Total securities in a temporary unrealized loss position	$105,630	$2,165	$109,535	$2,499	$215,165	$4,664

     Fixed maturity investments with unrealized losses for less than twelve months are primarily due to changes in the interest rate environment. At March 31, 2006, the Group has 128 fixed maturity securities with unrealized losses for more than twelve months. Of the 128 securities with unrealized losses for more than twelve months, 120 of them have fair values of no less than 95% of cost, and the other 8 securities have a fair value greater than 92% of cost. The Group believes these declines are temporary.

There are 9 equity securities that are in an unrealized loss position at March 31, 2006. Of these equities, 8 have been in an unrealized loss position for less than 6 months. The Group believes these declines are temporary.
Results of our Commercial Lines segment were as follows:

2006 vs. 2005 Commercial lines (CL)	2006	2005	Change	% Change
CL Direct premiums written	$39,864	$8,935	$30,929	346.2%
CL Net premiums written	$34,514	$7,955	$26,559	333.9%
CL Net premiums earned	$27,854	$9,181	$18,673	203.4%

CL Loss / LAE expense ratio (GAAP)	61.6%	45.5%	16.1%
CL Expense ratio (GAAP)	34.2%	47.5%	(13.3)%
CL Combined ratio (GAAP)	95.8%	93.0%	2.8%
     In the first quarter of 2006, our commercial lines direct premiums written increased by $30.9 million to $39.9 million when compared to the same period in 2005. The acquisition of Financial Pacific added $28.1 million of the total (see comment under discussion of revenue, above, regarding 2006 change in Financial Pacific’s reinsurance program and the related effect on commercial lines net premium written and net premium earned in the quarter ended March 31, 2006). Commercial lines net premium written increased $26.6 million to $34.5 million in the same period, of which $24.1 million is attributable to the Financial Pacific acquisition. Net premiums earned increased $18.7 million to $27.9 million, of which Financial Pacific contributed $18.4 million.
     Our premiums earned growth reflects the Company’s focus on growing the commercial lines book, while working within our underwriting standards. Growth rates in our commercial lines direct premiums written have declined recently as compared to previous years, due to an increasingly competitive marketplace. Some of our classes of business, consisting generally of the larger accounts, are more sensitive to competition than others. Competitive pressures tend to be more moderate for our smaller accounts, with a higher retention rate and less pressure on the renewal premium. We continually work with our agents to target classes of business and accounts compatible with our underwriting appetite, which includes certain types of religious institution risks, small business risks and property risks.
     In the commercial lines segment for the first quarter of 2006, we had underwriting income of $1.2 million, a GAAP combined ratio of 95.8%, a GAAP loss and loss adjustment expense ratio of 61.6% and a GAAP underwriting expense ratio of 34.2%, compared to an underwriting gain of $639,000, a GAAP combined ratio of 93.0%, a GAAP loss and loss adjustment expense ratio of 45.5% and an underwriting expense ratio of 47.5% for the same period in 2005. Our commercial lines loss ratio for the first quarter of 2006 reflects a frequency and severity of losses within a normal range of our expectations. In addition, Financial Pacific’s commercial lines tend to operate with higher loss ratios and lower expense ratios than the Group’s commercial lines business prior to the acquisition of Financial Pacific, and so in quarterly comparisons for the current and next two quarters it is expected that the loss ratio will grow to reflect the inclusion of Financial Pacific, and that the expense ratio will show a corresponding decrease.
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
     Results of our Personal Lines segment were as follows:

2006 vs. 2005 Personal lines (PL)	2006	2005	Change	% Change
PL Direct premiums written	$5,533	$5,305	$228	4.3%
PL Net premiums written	$5,182	$5,206	$(24)	(0.5)%
PL Net premiums earned	$5,683	$5,932	$(249)	(4.2)%

PL Loss / LAE expense ratio (GAAP)	61.4%	59.7%	1.7%
PL Expense ratio (GAAP)	38.6%	42.1%	(3.5)%
PL Combined ratio (GAAP)	100.0%	101.8%	(1.8)%
     Personal lines direct premiums written increased in the first quarter of 2006 by 4.3% to $5.5 million. Net premiums written was approximately flat with the prior year’s quarter, and net premiums earned decreased by 4.2%, or $249,000, to $5.7 million.
     In the personal lines segment for the first quarter of 2006, we had an underwriting loss of $2,000, a GAAP combined ratio of 100.0%, a GAAP loss and loss adjustment expense ratio of 61.4% and a GAAP underwriting expense ratio of 38.6%, compared to an underwriting loss of $106,000, a GAAP combined ratio of 101.8%, a GAAP loss and loss adjustment expense ratio of 59.7% and an underwriting expense ratio of 42.1% for the same period in 2005. Our personal lines business is unaffected by the acquisition of Financial Pacific, which does not write any personal lines business.
     The personal lines performance in 2006 is driven by generally favorable weather patterns, by the rate increases implemented in 2005 on the homeowners line, and by the underwriting initiatives in our Pennsylvania personal auto book. The frequency and severity of losses in the personal lines book in 2006 is within the range of our normal expectations.
     Although the Company expects to continue growing its personal lines book, it will continue to devote greater focus to growth in the commercial lines book.
     Our underwriting expenses were as follows:

2006 vs. 2005 Expenses and expense ratio	2006	2005	Change	% Change
Amortization of DAC	$5,508	$3,899	$1,609	41.3%
As a % of net premiums earned	16.4%	25.8	(9.4)%
Other underwriting expenses	6,218	2,958	3,260	110.2%
Total expenses excluding losses/LAE	$11,726	$6,857	$4,869	71.0%

Underwriting expense ratio	34.8%	45.4	(10.6)%
     Underwriting expenses increased in the first quarter of 2006 over the prior year by $4.9 million, or 71.0%, to $11.7 million. This increase was driven primarily by the inclusion of Financial Pacific, and, to a lesser extent, to an increase in other underwriting expenses, growth in commissions resulting from higher earned premium volume, and increased charges relating to corporate expenses and compensation expenses, including bonuses and agents profit-sharing, which were at higher levels than in 2005.
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
     Our Federal income tax was as follows:

2006 vs. 2005 Income taxes	2006	2005	Change	% Change
Income before income taxes	$3,756	$1,380	$2,376	172.2%
Income taxes	1,106	387	719	185.8%
Net income	$2,650	$993	$1,657	166.9%
Effective tax rate	29.4%	28.0%	1.4%
     Federal income tax expense was $1.1 million for 2006, an effective rate of 29.4%, compared to $387,000, an effective rate of 28.0%, in 2005. The increase in the effective tax rate in the first quarter of 2006 is primarily attributable to the fact that tax-advantaged income (municipal bond interest and dividend income, which reduce the effective tax rate) represented a smaller percentage of net income in 2006 than in the same quarter of 2005.
LIQUIDITY AND CAPITAL RESOURCES
     Our insurance companies generate sufficient funds from their operations and maintain a high degree of liquidity in their investment portfolios. The primary source of funds to meet the demands of claim settlements and operating expenses are premium collections, investment earnings and maturing investments.
     We are also in the process of building an information system platform that will allow our producers to conduct their business through the Internet or through the method they have historically used. As of March 31, 2006, we have spent $3.9 million on the development of this platform, which includes license fees for software used in the platform. It is anticipated to be completed in the latter part of 2006, at an additional cost of $650,000. Mercer Insurance Company possesses sufficient resources for these future expenditures without incurring any debt.
     Our insurance companies maintain investment and reinsurance programs that are intended to provide sufficient funds to meet their obligations without forced sales of investments. This requires them to ladder the maturity of their portfolios and thereby maintain a portion of their investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.
     The principal source of liquidity for Mercer Insurance Group, Inc. (which has modest expenses and does not currently, or for the foreseeable future, need a significant regular source of cash flow to cover these expenses, other than its debt service on its indebtedness to Mercer Insurance Company) is dividend payments and other fees received from Mercer Insurance Company or other subsidiaries and payments it receives on the 10-year note it received from the ESOP (see below).
     Until December 15, 2006, as one of the conditions of approval of its conversion from a mutual form of organization, Mercer Insurance Company may not declare or pay any dividend to Mercer Insurance Group without the approval of the Pennsylvania Insurance Department. After this three-year period, Mercer Insurance Company will be limited by the insurance laws of Pennsylvania as to the amount of dividends or other distributions it may pay to its holding company. Under Pennsylvania law, there is a maximum amount that may be paid by Mercer Insurance Company during any twelve-month period after notice to, but without prior approval of, the Pennsylvania Insurance Department. This limit is the greater of 10% of Mercer Insurance Company’s statutory surplus as reported on its most recent annual statement filed with the Pennsylvania Insurance Department, or the net income of Mercer Insurance Company for the period covered by such annual statement. Similarly, Financial Pacific is limited by the insurance laws of California as to how much it may issue as dividends to Mercer Insurance Group, using a formula similar to that described for Pennsylvania.
     If the dividend restrictions imposed on Mercer Insurance Company related to the Conversion were not in effect, then as of December 31, 2005, the amounts available for payment of dividends from Mercer Insurance Company in 2006, without the prior approval of the Pennsylvania Insurance Department would have been approximately $5.6 million.
     Prior to its payment of any dividends, Mercer Insurance Company of New Jersey, Inc. is required to provide notice of the intended dividends to the New Jersey Department of Banking and Insurance. New Jersey law sets the maximum amount of dividends that may be paid, which cannot exceed the greater of 10% of Mercer Insurance Company of New Jersey, Inc.’s statutory surplus as reported on the most recent annual statement filed with New Jersey, or the net income, not including realized capital gains, for the period covered by the annual statement. The New Jersey Department has the power to limit or prohibit dividend payments if certain conditions exist. These restrictions or any subsequently imposed restrictions may affect our future liquidity. As of December 31, 2005, the amount available for payment of dividends by Mercer Insurance Company of New Jersey, Inc. to Mercer Insurance Company in 2006 without the prior approval of the New Jersey Department of Banking and Insurance is approximately $1.7 million.
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
     As part of the funding of the Financial Pacific acquisition, Mercer Insurance Company, with the approval of the Pennsylvania Department of Insurance, paid an extraordinary dividend of $10 million on September 30, 2005, to

Mercer Insurance Group, Inc. Mercer Insurance Company also entered into a loan agreement with Mercer Insurance Group, Inc., by which it advanced on September 30, 2005 to Mercer Insurance Group, Inc., a loan of $10 million with a 20-year note and a fixed interest rate of 4.75%, repayable in 20 equal annual installments. After the acquisition, Mercer Insurance Group has no special limitations on its ability to take periodic dividends from Financial Pacific Insurance Group, but Financial Pacific Insurance Group will be subject to normal dividend restrictions administered by the California Department of Insurance similar to those described above for Mercer Insurance Company, and by a covenant in Financial Pacific’s line of credit that prohibits dividends while that facility is in use. The Company believes that the resources available to Mercer Insurance Group, Inc., will be adequate for it to meet its obligation under the note to Mercer Insurance Company and its other expenses.
     Total assets increased 4.3%, or $19.1 million, to $465.8 million at March 31, 2006, from December 31, 2005. The Company’s total investments increased by $10.5 million, or 4.2%, primarily due to net cash provided by operations. Reinsurance receivables increased by $8.2 million, or 10.4%, reflecting an increase in ceded loss and loss adjustment expense reserves. Prepaid reinsurance premiums decreased by $6.6 million, or 30.4%, due to a change to certain of the Company’s reinsurance contracts for 2006, whereby fewer unearned premium reserves are ceded. Deferred policy acquisition costs increased $3.5 million from December 31, 2005, reflecting the corresponding increase to net unearned premium reserves for the first quarter of 2006. Additionally, deferred income taxes increased by $1.6 million, primarily reflecting the change in the net unrealized gain on securities.
     At March 31, 2006 total liabilities increased by $17.6 million, or 5.1%, from December 31, 2005, primarily a result of the increase in losses and loss adjustment expense reserves of $11.1 million. Additionally, other liabilities increased by $9.2 million, of which $8.5 million reflected a payable for securities purchased but not yet settled as of March 31, 2006. Accounts payable and accrued expenses decreased by $4.1 million which was due to payments for agents profit sharing, state premium taxes, Company salary bonuses and retirement funding and other payments normally made in the first quarter of each year.
     Stockholders’ equity increased by $1.5 million or 1.5% to $104.9 million at March 31, 2006 from $103.4 million at December 31, 2005. The increase was primarily due to $2.7 million of net income offset by $1.8 million reduction in unrealized gain on securities.
     The Company maintains an ESOP, which purchased 626,111 shares from the Company in return for a note bearing interest at 4% on the principal amount of $6,261,110. Mercer Insurance Company makes annual contributions to the ESOP sufficient for it to make its required annual payment under the terms of the loan to the Company. It is anticipated that approximately 10% of the original ESOP shares will be allocated annually to employee participants of the ESOP. An expense charge is booked ratably during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of the Company’s stock at the time the commitment to allocate the shares is accrued and recognized. The issuance of the shares to the ESOP was fully recognized in the Additional Paid-in Capital account at Conversion, with a contra account entitled Unearned ESOP Shares established in the Stockholders’ Equity section of the balance sheet for the unallocated shares at an amount equal to their original per-share purchase price.
     Mercer Insurance Group, Inc. adopted a stock-based incentive plan at its 2004 annual meeting of shareholders. Pursuant to that plan, Mercer Insurance Group may issue a total of 876,555 shares, which amount will increase automatically each year by 1% of the number of shares outstanding at the end of the preceding year. At December 31, 2005, the shares authorized under the plan has been increased under this provision to 1,010,263 shares. The Company made net grants of 222,500 shares of restricted stock, grants of 257,075 Incentive Stock Options, and grants of 392,125 non-qualified stock options. No options granted under the plan have been exercised as of March 31, 2006.

     On October 20, 2004, the Company’s Board of Directors authorized the repurchase of up to 250,000 additional shares of its common stock (in addition to the 250,000 share repurchase authorized June 16, 2004 and previously completed). The repurchase of the additional 250,000 shares was completed on March 2, 2005. The repurchased shares will be held as treasury shares available for issuance in connection with Mercer Insurance Group’s 2004 Stock Incentive Plan. In the aggregate, 500,000 shares have been repurchased since the Conversion, at an aggregate cost of $6.3 million, or $12.53 per share, with 2005 purchases totaling $3.2 million, or $13.18 per share. In addition, 1,563 shares of stock were repurchased from employees 2005 in order to pay the required tax withholdings on the first vesting of restricted stock under the stock incentive plan.
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
     Concurrent with the processing of the Company’s protests of the retaliatory tax, other foreign insurers have been litigating virtually identical issues in New Jersey courts. On March 9, 2005, the Appellate Division of the New Jersey Superior Court reversed a decision of the New Jersey Tax Court that had sustained the Division’s imposition of the retaliatory tax against a foreign insurer. The Division has since appealed the decision of the Appellate Division to the New Jersey Supreme Court, which has held oral arguments on the case and currently has the case under consideration. The Company expects that the Division’s ruling on the Company’s protest will be based on the ultimate resolution of the case now before the New Jersey Supreme Court. It cannot be known how the New Jersey Supreme Court will rule in this case, and therefore the Company is unable to determine whether all, or any portion, of the retaliatory tax will be refunded. Any such refund would be reduced by related Federal Income Tax. Due to the contingencies involved, the Company has not accrued any refund of the retaliatory tax.
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

OFF BALANCE SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS
     The Company was not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles at March 31, 2006 which would give rise to previously undisclosed market, credit or financing risk.
     The Company and its subsidiaries have no significant contractual obligations at March 31, 2006, other than its insurance obligations under its policies of insurance, Trust preferred securities, a line of credit obligation, and operating lease obligations. Projected cash disbursements pertaining to these obligations have not materially changed since December 31, 2005, and the Company expects to have the resources to pay these obligations as they come due.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     General. Market risk is the risk that we will incur losses due to adverse changes in market rates and prices. We have exposure to three principal types of market risk through our investment activities: interest rate risk, credit risk and equity risk. Our primary market risk exposure is to changes in interest rates. We have not entered, and do not plan to enter, into any derivative financial instruments for hedging, trading or speculative purposes, other than the interest rate swap agreements that hedge the floating rate trust preferred securities which were assumed as part of the Financial Pacific Insurance Group, Inc. acquisition.
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
     Credit Risk. The quality of our interest-bearing investments is generally good. Our fixed maturity securities at March 31, 2006 have an average rating of AA.
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
     There have been no material changes in market risk from the end of the most recent fiscal year ended December 31, 2005, and the information disclosed in connection therewith.
Item 4. Controls and Procedures
     Under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings.
     None
Item 1A. Risk Factors.
     No material changes from risk factors previously disclosed in the registrant’s Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to Vote of Security Holders
(a) The Company held its Annual Meeting of Shareholders on April 19, 2006.
(b) The names of each director elected at the Annual Meeting of Shareholders are as follows:

	No. of Votes	No. of Votes	No. of Votes	Broker
	For	Withheld	Abstaining	Non-Votes
William C. Hart	5,919,546	117,078	0	0

Richard U. Niedt	6,031,611	5,013	0	0

Richard B. Van Noy	6,033,611	3,013	0	0
     The following directors are serving terms of office that continue through 2007 and 2008, as noted:

Year Term
Director	Expires
Andrew R. Speaker	2007

George T. Hornyak, Jr.	2007

Samuel J. Malizia	2007

Roland D. Boehm	2008

H. Thomas Davis, Jr.	2008

William V. R. Fogler	2008
(c) One additional proposal was submitted for a vote, with the following results:

	No. of Votes	No. of Votes	No. of Votes	Broker
	For	Against	Abstaining	Non-Votes
Ratification of the appointment of KPMG LLP as independent registered public accounting firm of the Company for the year ending December 31, 2006.	6,005,139	1,050	30,405	0

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

MERCER INSURANCE GROUP, INC. (Registrant)
Dated: May 10, 2006	By:	/s/ Andrew R. Speaker
Andrew R. Speaker,
President and Chief Executive Officer

Dated: May 10, 2006	By:	/s/ David B. Merclean
David B. Merclean,
Chief Financial Officer