Form 10-Q
period 2006-06-30
MERCER INSURANCE GROUP INC
filed 2006-08-09
CIK 1050690

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2006,
or

☐	Transition report pursuant to Section 13 or 15(d) Of the Exchange Act
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
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of August 7, 2006

COMMON STOCK (No Par Value)	6,550,720

(Title of Class)	(Outstanding Shares)

Exhibit No.	Title
3.1	Articles of Incorporation of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Pre-effective Amendment No. 3 on Form S-1, SEC File No. 333-104897.)

3.2	Bylaws of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2003.)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

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
the effect of legislative, judicial, economic, demographic and regulatory events in the six states in which we do the majority of our business as of June 30, 2006;
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

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
	(Unaudited)
ASSETS
Investments:
Fixed income securities, available-for-sale, at fair value (amortized cost of $261,172 and $231,191, respectively)	$255,283	$229,129
Equity securities, at fair value (cost of $10,588 and $8,599, respectively)	15,719	14,981
Short-term investments, at cost, which approximates fair value	2,397	4,289

Total investments	273,399	248,399
Cash and cash equivalents	13,113	20,677
Premiums receivable	46,430	37,497
Reinsurance receivables	84,769	79,214
Prepaid reinsurance premiums	17,521	21,554
Deferred policy acquisition costs	17,291	10,789
Accrued investment income	2,783	2,625
Property and equipment, net	11,949	11,720
Deferred income taxes	9,115	3,588
Goodwill	5,633	5,633
Other assets	4,526	5,002

Total assets	$486,529	$446,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Losses and loss adjustment expenses	$228,340	$211,679
Unearned premiums	88,710	78,982
Accounts payable and accrued expenses	15,884	13,761
Other reinsurance balances	26,128	18,574
Trust preferred securities	15,533	15,525
Advances under line of credit	3,000	3,000
Other liabilities	2,369	1,778

Total liabilities	379,964	343,299

Stockholders’ Equity:
Preferred stock, no par value, authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value, authorized 15,000,000 shares, issued 7,054,233 and 7,068,233 shares, outstanding 6,550,669 and 6,463,538 shares	—	—
Additional paid-in capital	67,341	67,973
Accumulated other comprehensive (loss) income:
Unrealized (losses) gains in investments, net of deferred income taxes	(500)	2,851
Retained earnings	50,118	44,896
Unearned restricted stock compensation	—	(1,654)
Unearned ESOP shares	(4,073)	(4,383)
Treasury stock, at cost, 503,513 and 501,563 shares	(6,321)	(6,284)

Total stockholders’equity	106,565	103,399

Total liabilities and stockholders’ equity	$486,529	$446,698

See accompanying notes to condensed consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Six Months Ended June 30, 2006 and 2005

	2006	2005
	(Dollars in thousands, except per
	share data)
	(Unaudited)
Revenue:
Net premiums earned	$67,168	$29,975
Investment income, net of expenses	4,460	1,484
Net realized investment gains	605	97
Other revenue	1,078	172

Total revenue	73,311	31,728

Expenses:
Losses and loss adjustment expenses	42,195	15,034
Amortization of deferred policy acquisition costs (related party amounts of $614 and $634, respectively)	15,140	7,801
Other expense	7,487	6,021
Interest expenses	601	—

Total expenses	65,423	28,856

Income before income taxes	7,888	2,872
Income taxes	2,343	814

Net income	$5,545	$2,058

Earnings per common share:
Basic	$0.93	$0.35
Diluted	$0.90	$0.33
Weighted average shares:
Basic	5,982,071	5,939,968
Diluted	6,154,893	6,172,231
See accompanying notes to condensed consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months Ended June 30, 2006 and 2005

	2006	2005
	(Dollars in thousands, except per
	share data)
	(Unaudited)
Revenue:
Net premiums earned	$33,631	$14,862
Investment income, net of expenses	2,369	740
Net realized investment gains	298	80
Other revenue	587	87

Total revenue	36,885	15,769

Expenses:
Losses and loss adjustment expenses	21,549	7,312
Amortization of deferred policy acquisition costs (related party amounts of $307 and $316, respectively)	7,848	3,902
Other expense	3,052	3,063
Interest expenses	304	—

Total expenses	32,753	14,277

Income before income taxes	4,132	1,492
Income taxes	1,237	427

Net income	$2,895	$1,065

Earnings per common share:
Basic	$0.48	$0.18
Diluted	$0.47	$0.17
Weighted average shares:
Basic	5,994,228	5,877,160
Diluted	6,191,449	6,101,548
See accompanying notes to condensed consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Six months ended June 30, 2006
(Unaudited, dollars in thousands)

				Accumulated		Unearned
			Additional	other		restricted	Unearned
	Preferred	Common	paid-in	comprehensive	Retained	stock	ESOP	Treasury
	stock	stock	capital	income	Earnings	compensation	shares	stock	Total
Balance, December 31, 2005	$—	—	67,973	2,851	44,896	(1,654)	(4,383)	(6,284)	$103,399
Net income					5,545				5,545
Unrealized losses on securities:
Unrealized holding losses arising during period, net of related income tax benefit of $1,521				(2,952)					(2,952)
Less reclassification adjustment for gains included in net income, net of related income tax expense of $206				(399)					(399)

Other comprehensive loss									(3,351)

Comprehensive income									2,194

Reclassification of unearned restricted stock compensation			(1,654)			1,654			—
Stock compensation plan amortization			650						650
Tax benefit from stock compensation plan			123						123
ESOP shares committed			249				310		559
Treasury stock purchased								(37)	(37)
Dividends to shareholders					(323)				(323)

Balance, June 30, 2006	$—	—	67,341	(500)	50,118	—	(4,073)	(6,321)	$106,565

See accompanying notes to condensed consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2006 and 2005

	2006	2005
	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$5,545	$2,058
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	1,259	849
Net amortization of premium	520	287
Amortization of stock compensation	650	330
ESOP share commitment	559	404
Net realized investment gains	(605)	(97)
Deferred income tax	(3,800)	(93)
Change in assets and liabilities:
Premiums receivable	(8,933)	(995)
Reinsurance receivables	(5,555)	(571)
Prepaid reinsurance premiums	4,033	(5)
Deferred policy acquisition costs	(6,502)	(293)
Other assets	916	(212)
Losses and loss adjustment expenses	16,661	(350)
Unearned premiums	9,728	(29)
Other	10,241	(1,980)

Net cash provided (used) by operating activities	24,717	(697)

Cash flows from investing activities:
Purchase of fixed income securities, available-for-sale	(104,084)	(9,841)
Purchase of equity securities	(2,945)	(908)
Sale and maturity of fixed income securities, available-for-sale	73,196	29,083
Sale of equity securities	1,350	2,618
Sale (purchase) of short-term investments, net	1,892	(22,486)
Purchase of property and equipment, net	(1,453)	(828)

Net cash used by investing activities	(32,044)	(2,362)

Cash flows from financing activities:
Purchase of treasury stock	(37)	(3,230)
Tax benefit from stock compensation plans	123	—
Dividends to shareholders	(323)	—

Net cash used by financing activities	(237)	(3,230)

Net decrease in cash and cash equivalents	(7,564)	(6,289)
Cash and cash equivalents at beginning of period	20,677	16,289

Cash and cash equivalents at end of period	$13,113	$10,000

Cash paid during the period for:
Interest	$616	$21
Income taxes	$2,300	$1,050
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
          Amortization of deferred policy acquisition costs for the 6 months ended June 30, 2006 includes $1.8 million of amortization expense that was included in other expenses in the Company’s reported results for the 3 months ended March 31, 2006. Other expenses for the 6 months ended June 30, 2006 has correspondingly been reduced by $1.8 million and, accordingly, this adjustment has no effect on the Company’s total expenses or net income for the periods ended March 31, 2006 or June 30, 2006.
          All of the outstanding stock of Financial Pacific Insurance Group, Inc. (FPIG), and its subsidiaries Financial Pacific Insurance Company (“Financial Pacific” or “FPIC”) and Financial Pacific Insurance Agency (FPIA) was acquired on October 1, 2005, for approximately $41 million in cash. FPIG also holds an interest in three business trusts that were formed for the purpose of issuing Floating Rate Capital Securities. The results of its operations are included in the 2006 Consolidated Statement of Earnings, but not in the corresponding statement for 2005, and this should be taken into account in making any observations based on comparisons of these statements.
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
     Share-based compensation
The Company makes grants of qualified (ISOs) and non-qualified stock options (NQOs), and non-vested shares (restricted stock) under its plan. Stock options are granted at prices that are not less than market price at the date of grant, and are exercisable over a period of 10 years.
Prior to January 1, 2006, the Company accounted for this plan under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation”. Under the principles of APB 25, as permitted by SFAS 123, stock-based compensation was recognized for grants of restricted stock in the Statements of Earnings for the years ended December 31, 2005 and 2004, but not for grants of stock options because options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, “Share-Based Payment”, using the modified-prospective-transition method. Statements of Earnings for prior periods have not been retrospectively adjusted for SFAS 123R. As of June 30, 2006, the Company has $2.3 million of unrecognized total compensation cost related to non-vested stock options and restricted stock. That cost will be recognized over the remaining weighted-average vesting period of 2.3 years, based on the estimated grant date fair value.
As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before income taxes and net income for the three months ended June 30, 2006, were reduced by $145,000 and $109,000, respectively, and for the six months ended June 30, 2006 by $338,000 and $255,000, respectively, to recognize the compensation cost of unvested stock options granted under the Company’s plan. There would have been no change to earnings if we had continued to account for stock-based compensation under APB 25 for unvested stock options. SFAS 123R also eliminated the presentation of the contra-equity account “Unearned restricted stock compensation,” resulting in a reclass of $1.7 million to Additional paid-in capital.
The Company has not made any grants of stock options or restricted stock in the six month period ended June 30, 2006.

The following tables show the pro-forma effect on the Statement of Earnings and earnings per share as if the Company had applied SFAS 123 to stock options granted under its plan prior to the adoption of SFAS 123R on January 1, 2006.

Six months
ended
June 30, 2005
(In thousands,
except per
share data)
Net income, as reported	$2,058
Plus: Share-based compensation expense included in reported net income, net of related tax effects	218
Less: Total share-based compensation expense determined under fair value based method for all awards, net of related tax effects	(461)

Pro forma net income	$1,815

Basic earnings per share:
As reported	$0.35
Pro forma	$0.31
Diluted earnings per share:
As reported	$0.33
Pro forma	$0.29

Three months
ended
June 30, 2005
(In thousands,
except per
share data)
Net income, as reported	$1,065
Plus: Share-based compensation expense included in reported net income, net of related tax effects	113
Less: Total share-based compensation expense determined under fair value based method for all awards, net of related tax effects	(228)

Pro forma net income	$950

Basic earnings per share:
As reported	$0.18
Pro forma	$0.16
Diluted earnings per share:
As reported	$0.17
Pro forma	$0.16

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
          In determining the results of each segment, assets are not allocated to segments and are reviewed in the aggregate for decision-making purposes.
          Financial data by segment is as follows:

	Six Months Ended June 30
	2006	2005
	(In thousands)
Revenue:
Net premiums earned:
Commercial lines	$55,927	$18,657
Personal lines	11,241	11,318

Total net premiums earned	67,168	29,975

Net investment income	4,460	1,484
Realized investment gains	605	97
Other	1,078	172

Total revenue	73,311	31,728

Income before income taxes:
Underwriting income (loss):
Commercial lines	3,214	1,644
Personal lines	(868)	(525)

Total underwriting income	2,346	1,119
Net investment income	4,460	1,484
Realized investment gains	605	97
Other	477	172

Income before income taxes	$7,888	$2,872

	Three Months Ended June 30
	2006	2005
	(In thousands)
Revenue:
Net premiums earned:
Commercial lines	$28,073	$9,476
Personal lines	5,558	5,386

Total net premiums earned	33,631	14,862

Net investment income	2,369	740
Realized investment gains	298	80
Other	587	87

Total revenue	36,885	15,769

Income before income taxes:
Underwriting income (loss):
Commercial lines	2,048	1,004
Personal lines	(866)	(419)

Total underwriting income	1,182	585
Net investment income	2,369	740
Realized investment gains	298	80
Other	283	87

Income before income taxes	$4,132	$1,492

(3) Reinsurance
          Premiums earned are net of amounts ceded of $24,900 and $4,103 for the six months ended June 30, 2006 and 2005, respectively, and $11,919 and $2,384 for the three months ended June 30, 2006 and 2005, respectively. Losses and loss adjustment expenses are net of amounts ceded of $15,506 and $905 for the six months ended June 30, 2006 and 2005, respectively, and $7,928 and $585 for the three months ended June 30, 2006 and 2005, respectively.
          Effective January 1, 2006, Financial Pacific restructured its property reinsurance agreement covering the first $2.0 million of loss from an 80% quota share to an $1,650,000 excess of $350,000 excess of loss contract to take advantage of the Group’s combined capital. The restructuring also included the assumption of ceded unearned premium by Financial Pacific from the 2005 property quota share and casualty excess of loss agreements. These assumed premiums were then ceded into the respective 2006 treaties, which due to the reduced ceding rates, resulted in a $5.6 million increase in net written premium and a $3.8 million increase in net earned premium in the six months of 2006, and a $1.4 million increase in the quarter ended June 30, 2006.
          As of June 30, 2006, $4.8 million is due from Alea North America Insurance Company (“Alea”), which previously was rated A- (Excellent), but presently is rated NR-4 (not rated by company request). Alea Group, the parent of Alea, is now in voluntary runoff. Effective December 31, 2005, the Company terminated its policy year 2005 treaties with Alea on a cut-off basis so Alea no longer reinsures currently in-force business.
          Some of the Company’s treaties with Alea have contractual provisions that require a trust account to be set up in the event of downgrade. The loss and loss adjustment expense reserves subject to collateralization by trust account total approximately $2.8 million of the $5.4 million in loss and loss adjustment expense reserves ceded to Alea as of June 30, 2006. Management is currently engaged in active discussions with Alea concerning the existing receivable amounts.
(4) Comprehensive Income
          The Company’s comprehensive income for the six and three month periods ended June 30, 2006 and 2005 is as follows:

	Six Months ended
	June 30
	2006	2005
	(In thousands)
Net income	$5,545	$2,058
Other comprehensive loss, net of tax:
Unrealized losses on securities:
Unrealized holding losses arising during period, net of related income tax benefit of $1,521 and $481	(2,952)	(934)
Less reclassification adjustment for gains included in net income, net of related income tax expense of $206 and $33	(399)	(64)

	(3,351)	(998)

Comprehensive income	$2,194	$1,060

	Three Months ended
	June 30
	2006	2005
	(In thousands)
Net income	$2,895	$1,065
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities:
Unrealized holding (losses) and gains arising during period, net of related income tax benefit (expense) of $723 and ($290)	(1,403)	563
Less reclassification adjustment for gains included in net income, net of related income tax expense of $102 and $27	(196)	(52)

	(1,599)	511

Comprehensive income	$1,296	$1,576

(5) Share-based Compensation
          The Company adopted the Mercer Insurance Group, Inc. 2004 Stock Incentive Plan (the Plan) on June 16, 2004. Awards may be made in the form of Incentive Stock Options (ISOs), nonqualified stock options, restricted stock or any combination to employees and non-employee directors, except that non-employee directors are not eligible for grants of ISOs. At adoption, the Plan initially limited to 250,000 the number of shares that may be awarded as restricted stock, and to 500,000 the number of shares for which incentive stock options may be granted. The total number of shares initially authorized in the Plan was 876,555 shares, with an annual increase equal to 1% of the shares outstanding at the end of each year. As of June 30, 2006, the Plan’s authorization has been increased under this feature to 1,010,263 shares. The Plan provides that stock options and restricted stock awards may include vesting restrictions and performance criteria at the discretion of the Compensation Committee of the Board of Directors. The term of options may not exceed ten years for incentive stock options, and ten years and 1 month for nonqualified stock options, and the option price may not be less than fair market value on the date of grant. The 2004 and 2005 grants employ graded vesting over vesting periods of 3 or 5 years for restricted stock, incentive stock options, and nonqualified stock option grants, and include only service conditions. As of June 30, 2006, no stock options granted under the Plan have been exercised. Upon exercise, it is anticipated that new shares will be issued to the option holder. No grants have been made under the Plan in 2006.
          Information regarding stock option activity in Mercer Insurance Group’s Plan is presented below:

		Weighted Average
	Number	Exercise Price
	of shares	Per Share
Options outstanding at December 31, 2005	659,200	$12.42
Granted — 2006	0	—
Exercised — 2006	0	—
Forfeited — 2006	(60,000)	13.08

Options outstanding at June 30, 2006	599,200	$12.35

Exercisable at:
June 30, 2006	325,033	$12.22
Weighted-average remaining contractual life		8.1 years
Compensation remaining to be recognized for unvested stock options at June 30, 2006 (millions)		$1.1
Weighted-average remaining amortization period		2.3 years

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
          Information regarding unvested restricted stock activity in Mercer Insurance Group’s Plan is below:

		Weighted Average
	Number	Fair value
	of shares	Per Share
Unvested restricted stock at December 31, 2005	166,417	$12.29
Granted — 2006	0	—
Vested — 2006	(56,083)	12.22
Forfeited — 2006	(14,000)	13.08

Unvested restricted stock at June 30, 2006	96,334	$12.28

Compensation remaining to be recognized for unvested restricted stock at June 30, 2006 (millions):		$1.2
Weighted-average remaining amortization period		2.3 years

(6) Earnings per Share
          The computation of basic and diluted earnings per share is as follows:

	Six months ended
	June 30,
	2006	2005
	(Dollars in thousands,
	except per share data)
Numerator for basic and diluted earnings per share:
Net income	$5,545	$2,058

Denominator for basic earnings per share — weighted-average shares outstanding	5,982,071	5,939,968
Effect of stock incentive plans	172,822	232,263

Denominator for diluted earnings per share	6,154,893	6,172,231

Basic earnings per share	$0.93	$0.35

Diluted earnings per share	$0.90	$0.33

	Three months ended
	June 30,
	2006	2005
	(Dollars in thousands,
	except per share data)
Numerator for basic and diluted earnings per share:
Net income	$2,895	$1,065

Denominator for basic earnings per share — weighted-average shares outstanding	5,994,228	5,877,160
Effect of stock incentive plans	197,221	224,388

Denominator for diluted earnings per share	6,191,449	6,101,548

Basic earnings per share	$0.48	$0.18

Diluted earnings per share	$0.47	$0.17

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
Overview
          Mercer Insurance Group, Inc. (the “Company” or the “Holding Company”) is a holding company owning, directly and indirectly, all of the outstanding shares of our four insurance companies and our non-insurance subsidiaries. Mercer Insurance Company, our oldest insurance company, has been engaged in the sale of property and casualty insurance since 1844. Our insurance companies underwrite property and casualty insurance principally in Arizona, California, New Jersey, Nevada, Oregon, and Pennsylvania and are as follows:
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
          All insurance companies in the Group, including recently acquired Financial Pacific Insurance Company, participate in an insurance pooling agreement and have been assigned a group rating of “A” (Excellent) by A.M. Best. The Group has been assigned that rating for the past 5 years. An “A” rating is the third highest rating of A.M. Best’s 16 possible rating categories.
     The Company is subject to regulation by the Pennsylvania Insurance Department, the New Jersey Department of Banking and Insurance, and the California Department of Insurance as its primary regulators.
     Mercer Insurance Company and Mercer Insurance Company of New Jersey have recently been licensed to write property and casualty insurance in New York. It is intended that these companies will initially write business which supports existing accounts, and may introduce in that state specialty programs for select religious institutions and habitational risks.
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
          Effective January 1, 2006, Financial Pacific Insurance Company joined the pooling agreement among the Company’s insurance subsidiaries, whereby each company cedes all business to Mercer Insurance Company and then shares in the pooled business in proportion to their statutory surplus. In connection with its participation in the pool, Financial Pacific Insurance Company transferred approximately $54 million in cash to the other companies in the pooling agreement to recognize their assumption of a portion of its loss and loss adjustment expense and unearned premium reserves.
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
     Reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at June 30, 2006.

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

Adjustment
Change in Loss and	Adjusted Loss and		Adjusted Loss and Loss	Percentage Change
Loss Adjustment	Loss Reserves Net of	Percentage Change in	Adjustment Reserves Net	in Stockholders’
Reserves Net of	Reinsurance as of	Stockholders’ Equity as	of Reinsurance as of	Equity as of
Reinsurance	June 30, 2006	of June 30, 2006 (1)	December 31, 2005	December 31, 2005 (1)
(Dollars in thousands)
(10.0)%	$130,249	9.0%	$119,640	8.5%
(7.5)%	133,867	6.7%	122,964	6.4%
(5.0)%	137,485	4.5%	126,287	4.2%
(2.5)%	141,103	2.2%	129,610	2.1%
Base	144,721	—	132,934	—
2.5%	148,339	-2.2%	136,257	-2.1%
5.0%	151,957	-4.5%	139,581	-4.2%
7.5%	155,575	-6.7%	142,904	-6.4%
10.0%	$159,193	-9.0%	$146,227	-8.5%

(1)	Net of tax
     The property and casualty industry has incurred substantial aggregate losses from claims related to asbestos-related illnesses, environmental remediation, product liability, mold, and other uncertain exposures. We have not experienced significant losses from these types of claims. Our subsidiary Financial Pacific Insurance Company insures contractors for liability for construction defect risks, commercial auto liability, and property risks.
     The table below summarizes loss and loss adjustment reserves by major line of business:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Commercial lines:
Commercial multi-peril	$160,540	$147,041
Commercial automobile	33,480	32,581
Other liability	9,455	9,632
Workers’ compensation	7,108	6,058
Surety	6,164	5,304
Fire, allied, inland marine	375	318

	217,122	200,934

Personal lines:
Homeowners	8,028	7,595
Personal automobile	1,899	1,840
Other liability	956	900
Fire, allied, inland marine	245	344
Workers’ compensation	90	66

	11,218	10,745

Total	$228,340	$211,679

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
     We have one significant non-traded equity security, a non-voting common stock in Excess Reinsurance Company, which at both December 31, 2005 and June 30, 2006, is carried at $1.1 million. Its fair value is estimated at the statutory book value as reported to the National Association of Insurance Commissioners (NAIC). Other non-traded securities, which are not material in the aggregate, are carried at cost.
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
          Effective for 2006, Financial Pacific restructured its property reinsurance agreement covering the first $2.0 million of loss from an 80% quota share to an $1,650,000 excess of $350,000 excess of loss contract to take advantage of the Group’s combined capital. The restructuring also included the assumption by Financial Pacific of ceded unearned premium from the 2005 property quota share and casualty excess of loss agreements. These assumed premiums were then ceded into the respective 2006 treaties, which due to the reduced ceding rates, resulted in a $5.6 million increase in net written premium and a $3.8 million increase in net earned premium in the six months of 2006, and a $1.4 million increase in the quarter ended June 30, 2006.
          As of June 30, 2006, $4.8 million is due from Alea North America Insurance Company (“Alea”), which previously was rated A- (Excellent), but presently is rated NR-4 (not rated by company request). Alea Group, the parent of Alea, is now in voluntary runoff. Effective December 31, 2005, the Company terminated its policy year 2005 treaties with Alea on a cut-off basis so Alea no longer reinsures currently in-force business.
          Some of the Company’s treaties with Alea have contractual provisions that require a trust account to be set up in the event of downgrade. The loss and loss adjustment expense reserves subject to collateralization by trust account total approximately $2.8 million of the $5.4 million in loss and loss adjustment expense reserves ceded to Alea as of June 30, 2006. Management is currently engaged in active discussions with Alea concerning the existing receivable amounts.
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
     Our growth in premiums, underwriting results and investment income have been, and continue to be, influenced by market conditions, as well as the acquisition of Financial Pacific on October 1, 2005. Pricing in the property and casualty insurance industry historically has been and remains cyclical. During a soft market cycle, price competition is prevalent, which makes it difficult to write and retain properly priced personal and commercial lines business. Our policy is to maintain disciplined underwriting and pricing standards during soft markets, declining business which is inadequately priced for its level of risk. The market has become much more competitive recently, with increasing competition being seen particularly in certain classes of commercial accounts, package policies and in the Pennsylvania personal auto market. This has resulted in slowing premium growth for the Company.
     The availability of reinsurance at reasonable pricing is an important part of our business. The recent surge in catastrophic activity has placed reinsurers under greater financial pressures, and this has been reflected in their underwriting appetite, reinsurance terms, and to some degree, their rates. Our operating territories and the Group’s claim activity experienced only a minor impact from the residual effects of the hurricanes last fall that ravaged the Gulf coast, and this was helpful in keeping our 2006 reinsurance program in place without significant rate change on renewal.
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
Six and three month periods ended June 30, 2006 compared to six and three month periods ended June 30, 2005
     The components of income for 2006 and 2005, and the change and percentage change from year to year, are shown in the charts below. The accompanying narrative refers to the statistical information displayed in the chart immediately above the narrative.

Six months ended June 30,
2006 vs. 2005 Income
(Dollars in thousands)	2006	2005	Change	% Change
Commercial lines underwriting income	$3,214	$1,644	$1,570	95.5%
Personal lines underwriting loss	(868)	(525)	(343)	(65.3%)
Total underwriting income	2,346	1,119	1,227	109.7%
Net investment income	4,460	1,484	2,976	200.5%
Net realized investment gains	605	97	508	N/M
Other revenue	1,078	172	906	526.7%
Interest expense	(601)	—	(601)	N/M
Income before income taxes	7,888	2,872	5,016	174.7%
Income taxes	2,343	814	1,529	187.8%
Net income	$5,545	$2,058	$3,487	169.4%

Loss / LAE ratio (GAAP)	62.8%	50.2%	12.6%
Underwriting expense ratio (GAAP)	33.6%	46.1%	(12.5)%
Combined ratio (GAAP)	96.4%	96.3%	0.1%

Loss / LAE ratio (Statutory)	59.1%	50.2%	8.9%
Underwriting expense ratio (Statutory)	34.3%	45.0%	(10.7)%
Combined ratio (Statutory)	93.4%	95.2%	(1.8)%

Three months ended June 30,
2006 vs. 2005 Income
(Dollars in thousands)	2006	2005	Change	% Change
Commercial lines underwriting income	$2,048	$1,004	$1,044	104.0%
Personal lines underwriting loss	(866)	(419)	(447)	(106.7%)
Total underwriting income	1,182	585	597	102.1%
Net investment income	2,369	740	1,629	220.1%
Net realized investment gains	298	80	218	N/M
Other revenue	587	87	500	574.7%
Interest expense	(304)	—	(304)	N/M
Income before income taxes	4,132	1,492	2,640	176.9%
Income taxes	1,237	427	810	189.7%
Net income	$2,895	$1,065	$1,830	171.8%

Loss / LAE ratio (GAAP)	64.1%	49.2%	14.9%
Underwriting expense ratio (GAAP)	32.3%	46.9%	(14.6)%
Combined ratio (GAAP)	96.4%	96.1%	0.3%

Loss / LAE ratio (Statutory)	61.1%	49.2%	11.9%
Underwriting expense ratio (Statutory)	31.9%	43.4%	(11.5)%
Combined ratio (Statutory)	93.0%	92.6%	0.4%

N/M means “Not Meaningful”

     Charts and discussion relating to each of our segments (commercial lines underwriting, personal lines underwriting, and the investments segment) follow with further discussion below.
     The Company’s GAAP combined ratio for the first six months of 2006 was 96.4%, as compared to a similar combined ratio for the prior year of 96.3%. For the quarter ended June 30, 2006, the combined ratio was 96.4%, up slightly from a combined ratio of 96.1% in 2005. The statutory combined ratios for the six and three months ended June 30, 2006 were 93.4% and 93.0%, respectively, as compared to 95.2% and 92.6%, respectively, for the same periods in 2005. Our commercial lines underwriting income in both the six months and quarter ended June 30, 2006 benefited by the contribution of Financial Pacific Insurance Company, which was acquired on October 1, 2005, and the personal lines performance, while benefiting from rate increases initiated in 2005 on our homeowners line of business and a redirection of our Pennsylvania personal auto book to better performing tiers of business, underperformed the prior year in the quarter ended June 30, 2006, due to an increase in severity in that quarter which resulted in a personal lines loss ratio that exceeded that of the same quarter in 2005 by 9.1%. Frequency and severity of claims across both commercial lines and personal lines fell, in general, within the normal range of expectations in the first six months and second quarter of 2006.
     Net investment income increased 200.5% in the first six months of 2006 to $4.5 million, primarily as a result of the acquisition of Financial Pacific and inclusion of its net investment income. Realized investment gains amounted to $605,000 in the six months of 2006, compared to a gain of $97,000 in 2005. Other revenue, which is primarily service charges recorded on insurance premiums paid over the term of the policy instead of when the policy is first issued, increased 526.7% in the six months of 2006, to $1.1 million, reflecting the inclusion of service charges recognized by Financial Pacific. Interest expense of $601,000 was included in the six months of 2006, resulting from inclusion of the trust preferred securities obligations of Financial Pacific and their related interest charges.

Six months ended June 30,
2006 vs. 2005 Revenue
(Dollars in thousands)	2006	2005	Change	% Change
Direct premiums written	$100,721	$32,735	$67,986	207.7%
Net premiums written	80,929	29,941	50,988	170.3%
Net premiums earned	67,168	29,975	37,193	124.1%
Net investment income	4,460	1,484	2,976	200.5%
Realized investment gains	605	97	508	N/M
Other revenue	1,078	172	906	N/M
Total Revenue	$73,311	$31,728	$41,583	131.1%

Three months ended June 30,
2006 vs. 2005 Revenue
(Dollars in thousands)	2006	2005	Change	% Change
Direct premiums written	$55,324	$18,495	$36,829	199.1%
Net premiums written	41,234	16,780	24,454	145.7%
Net premiums earned	33,631	14,862	18,769	126.3%
Net investment income	2,369	740	1,629	220.1%
Realized investment gains	298	80	218	N/M
Other revenue	587	87	500	N/M
Total Revenue	$36,885	$15,769	$21,116	133.9%

N/M means “Not Meaningful”

     Total revenues for the first six months of 2006 were up 131.1%, or $41.6 million, over 2005 revenues to $73.3 million. This increase was due primarily to inclusion of the revenue of Financial Pacific, which was not included in the Company’s operations in the first six months of 2005. Net premiums earned increased in the first six months of 2006 over the prior year by 124.1%, or $37.2 million, to $67.2 million, with $37.4 million of the increase relating to the inclusion of Financial Pacific in the Group’s results. In the first six months of 2006, net investment income increased 200.5% over the prior year to $4.5 million, driven by higher interest rates and the inclusion of Financial Pacific’s net investment income. Realized gains in the first six months of 2006 related primarily to the mark-to-market fair value adjustment on interest rate swaps related to the floating-rate trust preferred securities.
     Total revenues for the second quarter of 2006 were up 133.9%, or $21.1 million, over 2005 revenues to $36.9 million. This increase was due primarily to inclusion of the revenue of Financial Pacific, which was not included in the Company’s operations in the second quarter of 2005. Net premiums earned increased in the second quarter of 2006 over the prior year by 126.3%, or $18.8 million, to $33.6 million, with $18.9 million of the increase relating to the inclusion of Financial Pacific in the Group’s results. In the second quarter of 2006, net investment income increased 220.1% over the prior year to $2.4 million, driven by higher interest rates and the inclusion of Financial Pacific’s net investment income. Realized gains in the second quarter of 2006 related primarily to the mark-to-market fair value adjustment on interest rate swaps related to the floating-rate trust preferred securities.
     In the first six months of 2006, direct premiums written increased 207.7% over the same period in the prior year to $100.7 million from $32.7 million. Inclusion of Financial Pacific added $65.4 million in direct written premium.
     In the second quarter of 2006, direct premiums written increased 199.1% over the same quarter in the prior year to $55.3 million from $18.5 million. Inclusion of Financial Pacific added $37.4 million in direct written premium.
     Effective January 1, 2006, Financial Pacific restructured its property reinsurance agreement covering the first $2.0 million of loss from an 80% quota share to an $1,650,000 excess of $350,000 excess of loss contract to take advantage of the Group’s combined capital. The restructuring also included the assumption by Financial Pacific of ceded unearned premium from the 2005 property quota share and casualty excess of loss agreements. These assumed premiums were then ceded into the respective 2006 treaties, which due to the reduced ceding rates, resulted in a $5.6 million increase in net written premium and a $3.8 million increase in net earned premium in the first six months of 2006, and a $1.4 million increase in the quarter ended June 30, 2006.

     Growth in Net Investment Income is discussed below.

Six months ended June 30,
2006 vs. 2005 Investment income and
realized gains
(Dollars in thousands)	2006	2005	Change	% Change
Fixed income securities	$5,143	$1,845	$3,298	178.8%
Dividends	145	209	(64)	(30.6)%
Cash, cash equivalents & other	403	260	143	55.0%
Gross investment income	5,691	2,314	3,377	145.9%
Investment expenses	(1,231)	(830)	401	48.3%
Net investment income	$4,460	$1,484	$2,976	200.5%
Realized losses on fixed income	$(385)	$(410)	$25	N/M
Realized gains on equities	390	507	(117)	N/M
Realized gains — other	600	—	600	N/M
Net realized gains	$605	$97	$508	N/M

Three months ended June 30,
2006 vs. 2005 Investment income and
realized gains
(Dollars in thousands)	2006	2005	Change	% Change
Fixed income securities	$2,647	$898	$1,749	194.8%
Dividends	81	106	(25)	(23.6)%
Cash, cash equivalents & other	224	138	86	62.3%
Gross investment income	2,952	1,142	1,810	158.5%
Investment expenses	(583)	(402)	(181)	45.0%
Net investment income	$2,369	$740	$1,629	220.1%
Realized losses on fixed income	$(263)	$(424)	$161	N/M
Realized gains on equities	228	504	(276)	N/M
Realized gains — other	333	—	333	N/M
Net realized gains	$298	$80	$218	N/M

(N/M means “not meaningful”)
     In the six months and quarter ended June 30, 2006, net investment income increased $3.0 million, or 200.5%, and $1.6 million, or 220.1%, respectively. The increases were driven primarily by the acquisition of Financial Pacific, and increases to invested assets resulting from cash flow from operations.
     In the first six months of 2006, investment income on fixed income securities was up $3.3 million, or 178.8%. A much larger proportion, as compared to the Group’s business before the acquisition, of Financial Pacific’s premiums written relate to casualty, or longer-tail, business. By its nature, longer-tail business requires more time for losses to manifest themselves, with the result that claims tend to be paid later on casualty claims than on other types of claims. The later payment of claims associated with casualty reserves provides a company with the opportunity to use the funds which will ultimately be paid out as claims for a longer period of time, thus generating a larger relative portfolio of fixed income securities and higher investment income. Accordingly, the inclusion of Financial Pacific’s investment income on fixed income securities had a significant impact on the Group’s gross investment income in 2006. It is expected that a similar impact on gross investment income will also be present in quarter-on-quarter comparisons in the next quarter.
     Dividend income in the six months of 2006 was down $64,000 or 30.6% from the same period in 2005. The decrease was caused by the sale of equity securities during 2005 in order to fund the Financial Pacific acquisition.
     Interest on cash and cash equivalents in the first six months of 2006 increased $143,000, or 55.0%, to $403,000. This increase is due to increased short term interest rates as compared to 2005, and in larger part to the fact that short term investments were being accumulated by Financial Pacific Insurance Company in anticipation of its portfolio transfer settlement obligation resulting from it joining in the pooling agreement with the other insurance subsidiaries of the Group effective January 1, 2006.

     Investment expenses increased 48.3% in 2006, or $401,000, to $1.2 million when compared to the first six months of 2005. This increase is largely attributable to the inclusion of Financial Pacific’s net investment income.
     Net realized gains for the first six months of 2006 were $605,000, as compared to $97,000 in the similar period in 2005. In 2006, net realized gains of $605,000 included gains on securities sales of $390,000, offset by losses on securities of $385,000. The losses from securities were comprised of $264,000 from the sale of fixed income securities, and $121,000 from the writedown of securities determined to be other-than-temporarily impaired. These securities were written down to our estimate of fair market value at the time of the writedown.
     The Company has entered into five interest rate swap agreements to hedge against interest rate risk on its floating rate trust preferred securities. For the six months ended June 30, 2006, the Company’s net realized gain on the interest rate swap agreements was $600,000, and for the second quarter the net realized gain on the interest rate swap agreements was $333,000.
     The following table summarizes the length of time equity securities with unrealized losses at June 30, 2006 have been in an unrealized loss position:

			Length of Unrealized Loss
June 30, 2006	Fair	Unrealized	Less than	6 to 12	Over 12
(in thousands)	Value	Losses	6 months	Months	Months
Equity securities:
Preferred stocks	$669	59	5	54	$—
Common stocks	1,959	150	150	—	—

Total equities	$2,628	209	155	54	$—

     The estimated fair value and unrealized loss for securities in a temporary unrealized loss position as of June 30, 2006 are as follows :

	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
June 30, 2006	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$21,719	$598	$37,206	$1,343	$58,925	$1,941
Obligations of states and political subdivisions	42,706	1,086	34,539	971	77,245	2,057
Corporate securities	16,304	758	30,085	948	46,389	1,706
Mortgage-backed securities	5,442	156	10,082	168	15,524	324

Total fixed maturities	86,171	2,598	111,912	3,430	198,083	6,028

Total equity securities	2,628	209	—	—	2,628	209

Total securities in a temporary unrealized loss position	$88,799	$2,807	$111,912	$3,430	$200,711	$6,237

     The unrealized losses on fixed maturity investments with unrealized losses for less than twelve months are primarily due to changes in the interest rate environment. At June 30, 2006, the Company has 135 fixed maturity securities with unrealized losses for more than twelve months. Of the 135 securities with unrealized losses for more than twelve months, 129 of them have fair values of no less than 94% of cost, and the other 6 securities have a fair value greater than 91% of cost. The Company believes these declines are temporary.
     There are 19 equity securities that are in an unrealized loss position at June 30, 2006. Of these equities, 18 have been in an unrealized loss position for less than 6 months. The remaining equity security has been in an unrealized loss position for less than twelve months. The Company believes these declines are temporary.
     Results of our Commercial Lines segment were as follows:

Six months ended June 30,
2006 vs. 2005 Commercial lines (CL)
(Dollars in thousands)	2006	2005	Change	% Change
CL Direct premiums written	$88,838	$21,728	$67,110	308.9%
CL Net premiums written	$69,963	$19,611	$50,352	256.8%
CL Net premiums earned	$55,927	$18,657	$37,270	199.8%

Six months ended June 30,
2006 vs. 2005 Commercial lines (CL)
(Dollars in thousands)	2006	2005	Change	% Change
CL Loss / LAE expense ratio (GAAP)	61.7%	42.4%	19.3%
CL Expense ratio (GAAP)	32.6%	48.8%	(16.2)%
CL Combined ratio (GAAP)	94.3%	91.2%	3.1%

Three months ended June 30,
2006 vs. 2005 Commercial lines (CL)
(Dollars in thousands)	2006	2005	Change	% Change
CL Direct premiums written	$48,974	$12,794	$36,180	282.8%
CL Net premiums written	$35,450	$11,656	$23,794	204.1%
CL Net premiums earned	$28,073	$9,476	$18,597	196.3%
CL Loss / LAE expense ratio (GAAP)	61.7%	39.3%	22.4%
CL Expense ratio (GAAP)	31.0%	50.1%	(19.1)%
CL Combined ratio (GAAP)	92.7%	89.4%	3.3%
     In the first six months of 2006, our commercial lines direct premiums written increased by $67.1 million to $88.8 million when compared to the same period in 2005. The acquisition of Financial Pacific added $65.4 million of the total. Commercial lines net premium written increased $50.4 million to $70.0 million in the same period, of which $49.5 million is attributable to the Financial Pacific acquisition. Net premiums earned increased $37.3 million to $55.9 million, of which Financial Pacific contributed $37.4 million.
     In the second quarter of 2006, our commercial lines direct premiums written increased by $36.2 million to $49.0 million when compared to the same period in 2005. The acquisition of Financial Pacific added $37.4 million of the total. Commercial lines net premium written increased $23.8 million to $35.5 million in the same period, of which $25.3 million is attributable to the Financial Pacific acquisition. Net premiums earned increased $18.6 million to $28.1 million, of which Financial Pacific contributed $18.9 million.
     Our premiums earned growth reflects the Company’s focus on growing the commercial lines book, while working within our underwriting standards. Growth in our commercial lines direct premiums written has declined recently as compared to previous years, due to an increasingly competitive marketplace. Some of our classes of business, consisting generally of the larger accounts, are more sensitive to competition than others. Competitive pressures tend to be more moderate for some of our smaller accounts, with a higher retention rate and less pressure on the renewal premium. We continually work with our agents to target classes of business and accounts compatible with our underwriting appetite, which includes certain types of religious institution risks, small business risks and property risks.
     In the commercial lines segment for the first six months of 2006, we had underwriting income of $3.2 million, a GAAP combined ratio of 94.3%, a GAAP loss and loss adjustment expense ratio of 61.7% and a GAAP underwriting expense ratio of 32.6%, compared to an underwriting gain of $1.6 million, a GAAP combined ratio of 91.2%, a GAAP loss and loss adjustment expense ratio of 42.4% and an underwriting expense ratio of 48.8% for the same period in 2005.
     In the commercial lines segment for the second quarter of 2006, we had underwriting income of $2.0 million, a GAAP combined ratio of 92.7%, a GAAP loss and loss adjustment expense ratio of 61.7% and a GAAP underwriting expense ratio of 31.0%, compared to an underwriting gain of $1.0 million, a GAAP combined ratio of 89.4%, a GAAP loss and loss adjustment expense ratio of 39.3% and an underwriting expense ratio of 50.1% for the same period in 2005.
     Our commercial lines loss ratio for the first six months and the second quarter of 2006 reflects a frequency and severity of losses within a normal range of our expectations. In addition, Financial Pacific’s commercial lines tend to operate with higher loss ratios and lower expense ratios than the Group’s commercial lines business prior to the acquisition of Financial Pacific, and so in quarterly comparisons for the current and next quarters it is expected that the loss ratio will grow to reflect the inclusion of Financial Pacific, and that the expense ratio will show a corresponding decrease.
     The Financial Pacific book focuses on targeted classes of business. One of the targeted classes, Contractors commercial liability, commercial auto, and property risk, generates premiums currently representing approximately 50% of Financial Pacific’s book of business. While this class remains an important component, the Company is actively working to diversify its book of business by increasing production in other target programs, as well as leveraging our existing contractors liability book to add additional coverages such as commercial auto and commercial property.

     Results of our Personal Lines segment were as follows:

Six months ended June 30,
2006 vs. 2005 Personal lines (PL)
(Dollars in thousands)	2006	2005	Change	% Change
PL Direct premiums written	$11,882	$11,006	$876	8.0%
PL Net premiums written	$10,966	$10,329	$637	6.2%
PL Net premiums earned	$11,241	$11,318	$(77)	(0.7)%

PL Loss / LAE expense ratio (GAAP)	68.5%	63.0%	5.5%
PL Expense ratio (GAAP)	39.2%	41.6%	(2.4)%
PL Combined ratio (GAAP)	107.7%	104.6%	3.1%

Three months ended June 30,
2006 vs. 2005 Personal lines (PL)
(Dollars in thousands)	2006	2005	Change	% Change
PL Direct premiums written	$6,350	$5,701	$649	11.4%
PL Net premiums written	$5,784	$5,124	$660	12.9%
PL Net premiums earned	$5,558	$5,386	$172	3.2%

PL Loss / LAE expense ratio (GAAP)	75.8%	66.7%	9.1%
PL Expense ratio (GAAP)	39.8%	41.1%	(1.3)%
PL Combined ratio (GAAP)	115.6%	107.8%	(7.8)%
     Personal lines direct premiums written increased in the six months of 2006 by 8.0% to $11.9 million. Net premiums written increased $637,000 over the same period in the prior year to $11.0 million, and net premiums earned decreased by 0.7%, or $77,000, to $11.2 million.
     Personal lines direct premiums written increased in the second quarter of 2006 by 11.4% to $6.4 million. Net premiums written was up 12.9%, or $660,000, to $5.8 million when compared with the prior year’s quarter, and net premiums earned increased by 3.2%, or $172,000, to $5.6 million.
     In the personal lines segment for the first six months of 2006, we had an underwriting loss of $868,000, a GAAP combined ratio of 107.7%, a GAAP loss and loss adjustment expense ratio of 68.5% and a GAAP underwriting expense ratio of 39.2%, compared to an underwriting loss of $525,000, a GAAP combined ratio of 104.6%, a GAAP loss and loss adjustment expense ratio of 63.0% and an underwriting expense ratio of 41.6% for the same period in 2005. Our personal lines business is unaffected by the acquisition of Financial Pacific, which does not write any personal lines business.
     In the personal lines segment for the second quarter of 2006, we had an underwriting loss of $866,000, a GAAP combined ratio of 115.6%, a GAAP loss and loss adjustment expense ratio of 75.8% and a GAAP underwriting expense ratio of 39.8%, compared to an underwriting loss of $419,000, a GAAP combined ratio of 107.8%, a GAAP loss and loss adjustment expense ratio of 66.7% and an underwriting expense ratio of 41.1% for the same period in 2005
     Personal lines performance in 2006, while benefiting from rate increases initiated in 2005 on our homeowners line of business and a redirection of our Pennsylvania personal auto book to better performing tiers of business, underperformed in the second quarter as compared to the prior year due to an increase in severity in that quarter which resulted in a personal lines loss ratio that exceeded that of the same quarter in 2005 by 9.1%. The frequency and severity of losses in the personal lines book in the first six months of 2006 is within the range of our normal expectations.
     Although the Company expects to continue growing its personal lines book, it will continue to devote greater focus to growth in the commercial lines book.

     Our underwriting expenses were as follows:

2006 vs. 2005 Expenses and expense ratio	2006	2005	Change	% Change
Amortization of DAC	$15,140	$7,801	$7,339	94.1%
As a % of net premiums earned	22.5%	26.0	(3.5)%
Other underwriting expenses	7,487	6,021	1,466	24.3%
Total expenses excluding losses/LAE and interest expense	$22,627	$13,822	$8,805	63.7%
Underwriting expense ratio	33.7%	46.1%	(12.4)%
     Underwriting expenses increased in the first six months of 2006 over the prior year by $8.8 million, or 63.7%, to $22.6 million. This increase was driven primarily by the inclusion of Financial Pacific, and, to a lesser extent, to an increase in other underwriting expenses, growth in commissions resulting from higher earned premium volume, and increased charges relating to corporate expenses and compensation expenses, including bonuses and agents profit-sharing, which were at higher levels than in 2005.
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
     We are currently in the process of converting our information system, which is targeted for completion in 2007. When completed, we expect some costs to moderate as implementation costs and costs associated with operating dual systems end. These reduced costs will be offset by some higher staffing costs, but we also should be positioned to expand premium volume in the near term without material incremental expense because of increased processing capacity.

          Our Federal income tax was as follows:

2006 vs. 2005 Income taxes	2006	2005	Change	% Change
Income before income taxes	$7,888	$2,872	$5,016	N/M
Income taxes	2,343	814	1,529	N/M
Net income	$5,545	$2,058	$3,487	N/M
Effective tax rate	29.7%	28.3%	1.4%
     Federal income tax expense was $2.3 million for 2006, an effective rate of 29.7%, compared to $814,000, an effective rate of 28.3%, in 2005. The increase in the effective tax rate in the first six months of 2006 is primarily attributable to the fact that tax-advantaged income (municipal bond interest and dividend income, which reduce the effective tax rate) represented a smaller percentage of Pre-Tax income in 2006 than in 2005.
     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation is effective for fiscal years beginning after December 15, 2006. The impact of adopting this Interpretation is currently being evaluated, but is not expected to be significant.
LIQUIDITY AND CAPITAL RESOURCES
     Our insurance companies generate sufficient funds from their operations and maintain a high degree of liquidity in their investment portfolios. The primary source of funds to meet the demands of claim settlements and operating expenses are premium collections, investment earnings and maturing investments.
     We are in the process of building an information system platform that will allow our producers to conduct their business through the Internet or through the method they have historically used. As of June 30, 2006, we have spent $4.1 million on the development of this platform, which includes license fees for software used in the platform. It is anticipated to be completed in 2007, at an additional cost of $500,000. Mercer Insurance Company possesses sufficient resources for these future expenditures without incurring any debt.
     Our insurance companies maintain investment and reinsurance programs that are intended to provide sufficient funds to meet their obligations without forced sales of investments. This requires them to ladder the maturity of their portfolios and thereby maintain a portion of their investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.
     The principal source of liquidity for Mercer Insurance Group, Inc. (which has modest expenses and does not currently, or for the foreseeable future, need a significant regular source of cash flow to cover these expenses, other than its debt service on its indebtedness to Mercer Insurance Company) is dividend payments and other fees received from Mercer Insurance Company or other subsidiaries and payments it receives on the 10-year note it received from the ESOP (see below). It is expected that dividends paid to shareholders of Mercer Insurance Group, Inc will also be funded from dividends it receives from its subsidiaries.
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
     As part of the funding of the Financial Pacific acquisition, Mercer Insurance Company, with the approval of the Pennsylvania Department of Insurance, paid an extraordinary dividend of $10 million on September 30, 2005, to Mercer Insurance Group, Inc. Mercer Insurance Company also entered into a loan agreement with Mercer Insurance Group, Inc., by which it advanced on September 30, 2005 to Mercer Insurance Group, Inc., a loan of $10 million with a 20-year note and a fixed interest rate of 4.75%, repayable in 20 equal annual installments. After the acquisition, Mercer Insurance Group has no special limitations on its ability to take periodic dividends from Financial Pacific Insurance Group, but Financial Pacific Insurance Group will be subject to normal dividend restrictions administered by the California Department of Insurance similar to those described above for Mercer Insurance Company, and by a covenant in Financial Pacific’s line of credit that prohibits dividends while that facility is in use, unless a waiver of this restriction is obtained. The Company believes that the resources available to Mercer Insurance Group, Inc., will be adequate for it to meet its obligation under the note to Mercer Insurance Company and its other expenses.
     On July 6, 2006, Mercer Insurance Group, Inc. paid a dividend of $0.05 per common share to shareholders of record on June 20, 2006. The amount of dividends paid out on July 6, 2006 totaled $323,000, which amount was funded by dividends from the Group’s insurance companies, for which approval was sought and received (where necessary) from each of the insurance companies’ primary regulators.
     Total assets increased 8.9%, or $39.8 million, to $486.5 million at June 30, 2006, from December 31, 2005. The Company’s total investments increased by $25.0 million, or 10.1%, primarily due to net cash provided by operations. Premiums receivable increased $8.9 million, or 23.8% reflecting the increase in written premiums. Reinsurance receivables increased by $5.6 million, or 7.0%, primarily due to an increase in ceded loss and loss adjustment expense reserves. Prepaid reinsurance premiums decreased by $4.0 million, or 18.7%, due to a change to certain of the Company’s reinsurance contracts for 2006, whereby fewer unearned premium reserves are ceded. Deferred policy acquisition costs increased $6.5 million from December 31, 2005, reflecting the increase to net unearned premium reserves for the period. Additionally, deferred income taxes increased by $5.5 million, primarily due to profit commissions received on reinsurance contracts that are currently taxable and the change in the net unrealized gain or loss on securities.
     At June 30, 2006 total liabilities increased by $36.7 million, or 10.7%, from December 31, 2005, primarily a result of the increase in losses and loss adjustment expense reserves of $16.7 million, or 7.9%, and the increase in unearned premiums of $9.7 million, or 12.3%. Other reinsurance balances increased by $7.6 million, primarily due to reinsurance commissions payable. Additionally, accounts payable and accrued expenses increased by $2.1 million primarily due to increased current federal income taxes payable included therein.
     Stockholders’ equity increased by $3.2 million or 3.1% to $106.6 million at June 30, 2006 from $103.4 million at December 31, 2005. The change for the period was primarily due to $5.5 million of net income, a $3.4 million reduction in unrealized gain or loss on securities and a $899,000 increase to additional paid-in-capital from amortization of the stock compensation and ESOP plans.
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
     Mercer Insurance Group, Inc. adopted a stock-based incentive plan at its 2004 annual meeting of shareholders. Pursuant to that plan, Mercer Insurance Group may issue a total of 876,555 shares, which amount will increase automatically each year by 1% of the number of shares outstanding at the end of the preceding year. At December 31, 2005, the shares authorized under the plan has been increased under this provision to 1,010,263 shares. The Company has made grants, net of forfeitures, of 208,500 shares of restricted stock, net grants of 234,500 Incentive Stock Options, and net grants of 364,700 non-qualified stock options. No options granted under the plan have been exercised as of June 30, 2006.

     On October 20, 2004, the Company’s Board of Directors authorized the repurchase of up to 250,000 additional shares of its common stock (in addition to the 250,000 share repurchase authorized June 16, 2004 and previously completed). The repurchase of the additional 250,000 shares was completed on March 2, 2005. The repurchased shares will be held as treasury shares available for issuance in connection with Mercer Insurance Group’s 2004 Stock Incentive Plan. In the aggregate, 500,000 shares have been repurchased since the Conversion, at an aggregate cost of $6.3 million, or $12.53 per share, with 2005 purchases totaling $3.2 million, or $13.18 per share. In addition, 1,563 and 1,950 shares of stock were repurchased from employees in 2005 and 2006, respectively, in order to pay the required tax withholdings on the vesting of restricted stock under the stock incentive plan.
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
OFF BALANCE SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS
     The Company was not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles at June 30, 2006 which would give rise to previously undisclosed market, credit or financing risk.
     The Company and its subsidiaries have no significant contractual obligations at June 30, 2006, other than its insurance obligations under its policies of insurance, Trust preferred securities, a line of credit obligation, and operating lease obligations. Projected cash disbursements pertaining to these obligations have not materially changed since December 31, 2005, and the Company expects to have the resources to pay these obligations as they come due.

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
          Credit Risk. The quality of our interest-bearing investments is generally good. Our fixed maturity securities at June 30, 2006 have an average rating of AA.
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
Item 4. Controls and Procedures
          Under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

MERCER INSURANCE GROUP, INC. (Registrant)
Dated: August 9, 2006	By:	/s/ Andrew R. Speaker
Andrew R. Speaker,
President and Chief Executive Officer

Dated: August 9, 2006	By:	/s/ David B. Merclean
David B. Merclean,
Senior Vice President and Chief Financial Officer