Form 10-Q
period 2006-09-30
MERCER INSURANCE GROUP INC
filed 2006-11-09
CIK 1050690

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2006,
or

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
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of November 8, 2006

COMMON STOCK (No Par Value)	6,550,720

(Title of Class)	(Outstanding Shares)

Exhibits:

Exhibit No.	Title
3.1	Articles of Incorporation of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Pre-effective Amendment No. 3 on Form S-1, SEC File No. 333-104897.)

3.2	Bylaws of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2003.

10.2	Employment Agreement, dated as of October 1, 2006, among BICUS Services Corporation, Mercer Insurance Group, Inc., Mercer Insurance Company and Paul R. Corkery (filed herewith.)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

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
the effect of legislative, judicial, economic, demographic and regulatory events in the six states in which we do the majority of our business as of September 30, 2006;
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

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
	(Unaudited)
ASSETS
Investments:
Fixed income securities, available-for-sale, at fair value (amortized cost of $276,245 and $231,191, respectively)	$274,966	$229,129
Equity securities, at fair value (cost of $10,679 and $8,599, respectively)	16,145	14,981
Short-term investments, at cost, which approximates fair value	1,799	4,289

Total investments	292,910	248,399
Cash and cash equivalents	11,070	20,677
Premiums receivable	44,116	37,497
Reinsurance receivables	86,860	79,214
Prepaid reinsurance premiums	17,754	21,554
Deferred policy acquisition costs	17,760	10,789
Accrued investment income	2,784	2,625
Property and equipment, net	11,808	11,720
Deferred income taxes	8,122	3,588
Goodwill	5,625	5,633
Other assets	3,867	5,002

Total assets	$502,676	$446,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Losses and loss adjustment expenses	$242,355	$211,679
Unearned premiums	88,748	78,982
Accounts payable and accrued expenses	14,342	13,761
Other reinsurance balances	24,507	18,574
Trust preferred securities	15,538	15,525
Advances under line of credit	3,000	3,000
Other liabilities	1,790	1,778

Total liabilities	390,280	343,299

Stockholders’ Equity:
Preferred stock, no par value, authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value, authorized 15,000,000 shares, issued 7,064,233 and 7,068,233 shares, outstanding 6,566,451 and 6,463,538 shares	—	—
Additional paid-in capital	67,878	67,973
Accumulated other comprehensive income:
Unrealized gains in investments, net of deferred income taxes	2,764	2,851
Retained earnings	51,989	44,896
Unearned restricted stock compensation	—	(1,654)
Unearned ESOP shares	(3,914)	(4,383)
Treasury stock, at cost, 503,513 and 501,563 shares	(6,321)	(6,284)

Total stockholders’equity	112,396	103,399

Total liabilities and stockholders’ equity	$502,676	$446,698

See accompanying notes to condensed consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Nine Months Ended September 30, 2006 and 2005

	2006	2005
	(Dollars in thousands, except per
	share data)
	(Unaudited)
Revenue:
Net premiums earned	$102,172	$45,378
Investment income, net of expenses	7,057	2,254
Net realized investment gains	100	1,273
Other revenue	1,605	256

Total revenue	110,934	49,161

Expenses:
Losses and loss adjustment expenses	64,519	21,596
Amortization of deferred policy acquisition costs (related party amounts of $916 and $947, respectively)	24,187	11,936
Other expense	10,208	9,725
Interest expense	913	—

Total expenses	99,827	43,257

Income before income taxes	11,107	5,904
Income taxes	3,368	1,785

Net income	$7,739	$4,119

Earnings per common share:
Basic	$1.29	$0.69
Diluted	$1.25	$0.67
Weighted average shares:
Basic	6,006,693	5,939,436
Diluted	6,192,731	6,155,328
See accompanying notes to condensed consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months Ended September 30, 2006 and 2005

	2006	2005
	(Dollars in thousands, except per
	share data)
	(Unaudited)
Revenue:
Net premiums earned	$35,004	$15,404
Investment income, net of expenses	2,597	770
Net realized investment (losses) gains	(505)	1,175
Other revenue	527	84

Total revenue	37,623	17,433

Expenses:
Losses and loss adjustment expenses	22,324	6,562
Amortization of deferred policy acquisition costs (related party amounts of $302 and $313, respectively)	9,047	4,135
Other expense	2,721	3,704
Interest expense	312	—

Total expenses	34,404	14,401

Income before income taxes	3,219	3,032
Income taxes	1,025	971

Net income	$2,194	$2,061

Earnings per common share:
Basic	$0.36	$0.35
Diluted	$0.35	$0.34
Weighted average shares:
Basic	6,055,132	5,938,388
Diluted	6,265,888	6,120,774
See accompanying notes to condensed consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine months ended September 30, 2006
(Unaudited, dollars in thousands)

				Accumulated		Unearned
			Additional	other		restricted	Unearned
	Preferred	Common	paid-in	comprehensive	Retained	stock	ESOP	Treasury
	stock	stock	capital	income	Earnings	compensation	shares	stock	Total
Balance, December 31, 2005	$—	—	67,973	2,851	44,896	(1,654)	(4,383)	(6,284)	$103,399
Net income					7,739				7,739
Unrealized losses on securities:
Unrealized holding losses arising during period, net of related income tax benefit of $39				(76)					(76)
Less reclassification adjustment for gains included in net income, net of related income tax expense of $5				(11)					(11)

Other comprehensive loss									(87)

Comprehensive income									7,652

Reclassification of unearned restricted stock compensation			(1,654)			1,654			—
Stock compensation plan amortization			995						995
Tax benefit from stock compensation plan			129						129
ESOP shares committed			435				469		904
Treasury stock purchased								(37)	(37)
Dividends to shareholders					(646)				(646)

Balance, September 30, 2006	$—	—	67,878	2,764	51,989	—	(3,914)	(6,321)	$112,396

See accompanying notes to condensed consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2006 and 2005

	2006	2005
	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$7,739	$4,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	1,834	1,325
Net amortization of premium	758	402
Amortization of stock compensation	995	517
ESOP share commitment	904	610
Net realized investment gains	(100)	(1,273)
Deferred income tax	(4,490)	(120)
Change in assets and liabilities:
Premiums receivable	(6,619)	1,535
Reinsurance receivables	(7,646)	(1,189)
Prepaid reinsurance premiums	3,800	155
Deferred policy acquisition costs	(6,971)	2
Other assets	1,079	(1,098)
Losses and loss adjustment expenses	30,676	(246)
Unearned premiums	9,766	(1,422)
Other	6,527	(422)

Net cash provided by operating activities	38,252	2,895

Cash flows from investing activities:
Purchase of fixed income securities, available-for-sale	(163,045)	(17,814)
Purchase of equity securities	(4,468)	(1,020)
Sale and maturity of fixed income securities, available-for-sale	116,848	44,718
Sale of equity securities	2,792	9,701
Sale (purchase) of short-term investments, net	2,490	(2,496)
Purchase of property and equipment, net	(1,922)	(1,194)

Net cash (used) provided by investing activities	(47,305)	31,895

Cash flows from financing activities:
Purchase of treasury stock	(37)	(3,230)
Tax benefit from stock compensation plans	129	—
Dividends to shareholders	(646)	—

Net cash used by financing activities	(554)	(3,230)

Net (decrease) increase in cash and cash equivalents	(9,607)	31,560
Cash and cash equivalents at beginning of period	20,677	16,289

Cash and cash equivalents at end of period	$11,070	$47,849

Cash paid during the period for:
Interest	$988	$28
Income taxes	$3,400	$1,650
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
          Certain amounts in the Company’s earlier 2006 interim consolidated financial statements have been presented in these financial statements using a different classification. This change has had no effect on the Company’s net income or stockholders’ equity.
          All of the outstanding stock of Financial Pacific Insurance Group, Inc. (FPIG), and its subsidiaries Financial Pacific Insurance Company (“Financial Pacific” or FPIC) and Financial Pacific Insurance Agency (FPIA) was acquired on October 1, 2005, for approximately $41 million in cash. FPIG also holds an interest in three business trusts that were formed for the purpose of issuing Floating Rate Capital Securities. The results of its operations are included in the 2006 Consolidated Statement of Earnings, but not in the corresponding statement for 2005, and this should be taken into account in making any observations based on comparisons of these statements.
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
Prior to January 1, 2006, the Company accounted for this plan under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation”. Under the principles of APB 25, as permitted by SFAS 123, stock-based compensation was recognized for grants of restricted stock in the Statements of Earnings for the years ended December 31, 2005 and 2004, but not for grants of stock options because options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, “Share-Based Payment,” using the modified-prospective-transition method. Statements of Earnings for prior periods have not been retrospectively adjusted for SFAS 123R. As of September 30, 2006, the Company has $2.2 million of unrecognized total compensation cost related to non-vested stock options and restricted stock. That cost will be recognized over the remaining weighted-average vesting period of 2.1 years, based on the estimated grant date fair value.
As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before income taxes and net income for the three months ended September 30, 2006, were reduced by $170,000 and $127,000, respectively, and for the nine months ended September 30, 2006, $499,000 and $377,000, respectively, to recognize the compensation cost of unvested stock options granted under the Company’s plan and the impact of SFAS 123R on the computation of expense relating to grants of restricted stock. There would have been no charge to earnings for stock option grants if we had continued to account for stock-based compensation under APB 25 for unvested stock options. SFAS 123R also eliminated the presentation of the contra-equity account “Unearned restricted stock compensation,” resulting in a reclass of $1.7 million to Additional paid-in capital.

The Company has made grants of 10,000 shares of restricted stock and no grants of stock options during the nine month period ended September 30, 2006.
The following tables show the pro-forma effect on the Statement of Earnings and earnings per share as if the Company had applied SFAS 123 to stock options granted under its plan prior to the adoption of SFAS 123R on January 1, 2006.

Nine months
ended
September 30, 2005
(In thousands,
except per
share data)

Net income, as reported	$4,119
Plus: Share-based compensation expense included in reported net income, net of related tax effects	334
Less: Total share-based compensation expense determined under fair value based method for all awards, net of related tax effects	(708)

Pro forma net income	$3,745

Basic earnings per share:
As reported	$0.69
Pro forma	$0.63
Diluted earnings per share:
As reported	$0.67
Pro forma	$0.61

Three months
ended
September 30, 2005
(In thousands,
except per
share data)

Net income, as reported	$2,061
Plus: Share-based compensation expense included in reported net income, net of related tax effects	116
Less: Total share-based compensation expense determined under fair value based method for all awards, net of related tax effects	(247)

Pro forma net income	$1,930

Basic earnings per share:
As reported	$0.35
Pro forma	$0.33
Diluted earnings per share:
As reported	$0.34
Pro forma	$0.32

  Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (FASB) issued interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for income tax reserves and contingencies recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, that FIN 48 will have on its Consolidated Financial Statements.
     In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. This accounting standard permits fair value re-measurement for any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify them as freestanding derivatives or as hybrid financial instruments containing an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument pertaining to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. The Company is currently evaluating the impact that SFAS No. 155, if any, will have on its Consolidated Financial Statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact that SFAS No. 157 will have, if any, on its Consolidated Financial Statements.
     In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This statement requires an employer to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 will become effective for years ending after December 15, 2006. The Company is currently evaluating the impact, if any, that SFAS No. 158 will have on its Consolidated Financial Statements.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108 to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that registrants quantify the impact on the current year’s financial statements of correcting all misstatements, including the carryover and reversing effects of prior years’ misstatements, as well as the effects of errors arising in the current year. SAB 108 is effective as of the first fiscal year ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The Company is currently evaluating the impact of adopting SAB No. 108, if any, on its Consolidated Financial Statements.

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
     In determining the results of each segment, assets are not allocated to segments and are reviewed in the aggregate for decision-making purposes.
     Financial data by segment is as follows:

	Nine Months Ended September 30
	2006	2005
	(In thousands)
Revenue:
Net premiums earned:
Commercial lines	$85,263	$28,517
Personal lines	16,909	16,861

Total net premiums earned	102,172	45,378

Net investment income	7,057	2,254
Realized investment gains	100	1,273
Other	1,605	256

Total revenue	110,934	49,161

Income before income taxes:
Underwriting income (loss):
Commercial lines	4,468	3,242
Personal lines	(1,210)	(1,121)

Total underwriting income	3,258	2,121
Net investment income	7,057	2,254
Realized investment gains	100	1,273
Other	692	256

Income before income taxes	$11,107	$5,904

	Three Months Ended September 30
	2006	2005
	(In thousands)
Revenue:
Net premiums earned:
Commercial lines	$29,336	$9,860
Personal lines	5,668	5,544

Total net premiums earned	35,004	15,404

Net investment income	2,597	770
Realized investment (losses) gains	(505)	1,175

	Three Months Ended September 30
	2006	2005
	(In thousands)
Other	527	84

Total revenue	37,623	17,433

Income before income taxes:
Underwriting income (loss):
Commercial lines	1,254	1,599
Personal lines	(342)	(596)

Total underwriting income	912	1,003
Net investment income	2,597	770
Realized investment (losses) gains	(505)	1,175
Other	215	84

Income before income taxes	$3,219	$3,032

(3) Reinsurance
     Premiums earned are net of amounts ceded of $36,286 and $6,140 for the nine months ended September 30, 2006 and 2005, respectively, and $11,386 and $2,037 for the three months ended September 30, 2006 and 2005, respectively. Losses and loss adjustment expenses are net of amounts ceded of $27,633 and $1,862 for the nine months ended September 30, 2006 and 2005, respectively, and $12,127 and $957 for the three months ended September 30, 2006 and 2005, respectively.
     Effective for 2006, Financial Pacific restructured its property reinsurance agreement covering the first $2.0 million of loss from an 80% quota share to an $1,650,000 excess of $350,000 excess of loss contract to take advantage of the Group’s combined capital. The restructuring also included the assumption of ceded unearned premium by Financial Pacific from the 2005 property quota share and casualty excess of loss agreements. These assumed premiums were then ceded into the respective 2006 treaties, which due to the reduced ceding rates, resulted in a $5.6 million increase in net written premium and a $5.2 million increase in net earned premium in the nine months of 2006.
     During the third quarter, the Company commuted all reinsurance agreements with Alea North America Insurance Company (“Alea”). These reinsurance agreements included participation in the property quota share and casualty excess of loss treaties. As a result of the commutation the Company received a cash payment of $4.5 million, and recorded a pre-tax net loss on commutation of $160,000.
(4) Comprehensive Income
     The Company’s comprehensive income for the nine and three month periods ended September 30, 2006 and 2005 is as follows:

	Nine Months ended
	September 30
	2006	2005
	(In thousands)
Net income	$7,739	$4,119
Other comprehensive loss, net of tax:
Unrealized losses on securities:
Unrealized holding losses arising during period, net of related income tax benefit of $39 and $503	(76)	(975)
Less reclassification adjustment for gains included in net income, net of related income tax expense of $5 and $433	(11)	(840)

	(87)	(1,815)

Comprehensive income	$7,652	$2,304

	Three Months ended
	September 30
	2006	2005
	(In thousands)
Net income	$2,194	$2,061
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains and (losses) arising during period, net of related income tax (expense) benefit of $(1,685) and $22	3,271	(41)
Less reclassification adjustment for gains included in net income, net of related income tax expense of $4 and $400	(7)	(776)

	3,264	(817)

Comprehensive income	$5,855	$1,244

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

The total number of shares initially authorized in the Plan was 876,555 shares, with an annual increase equal to 1% of the shares outstanding at the end of each year. As of September 30, 2006, the Plan’s authorization has been increased under this feature to 1,010,263 shares. The Plan provides that stock options and restricted stock awards may include vesting restrictions and performance criteria at the discretion of the Compensation Committee of the Board of Directors. The term of options may not exceed ten years for incentive stock options, and ten years and one month for nonqualified stock options, and the option price may not be less than fair market value on the date of grant. The 2004, 2005 and 2006 grants employ graded vesting over vesting periods of 3 or 5 years for restricted stock, incentive stock options, and nonqualified stock option grants, and include only service conditions. As of September 30, 2006, no stock options granted under the Plan have been exercised. Upon exercise, it is anticipated that new shares will be issued to the option holder. Grants of 10,000 shares of restricted stock have been made under the Plan in 2006.
          Information regarding stock option activity in Mercer Insurance Group’s Plan is presented below:

		Weighted Average
	Number	Exercise Price
	of shares	Per Share
Options outstanding at December 31, 2005	659,200	$12.42
Granted — 2006	0	—
Exercised — 2006	0	—
Forfeited — 2006	(62,500)	13.04

Options outstanding at September 30, 2006	596,700	$12.36

Exercisable at:
September 30, 2006	322,533	$12.22
Weighted-average remaining contractual life		7.9 years
Compensation remaining to be recognized for unvested stock options at September 30, 2006		$917,000
Weighted-average remaining amortization period		2.0 years
Aggregate Intrinsic Value of outstanding options, September 30, 2006 (millions)		$8.1
Aggregate Intrinsic Value of exercisable options, September 30, 2006 (millions)		$4.4

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
          Information regarding unvested restricted stock activity in Mercer Insurance Group’s Plan is below:

		Weighted Average
	Number	Fair value
	of shares	Per Share
Unvested restricted stock at December 31, 2005	166,417	$12.29
Granted — 2006	10,000	26.87
Vested — 2006	(56,083)	12.22
Forfeited — 2006	(14,000)	13.08

Unvested restricted stock at September 30, 2006	106,334	$13.61

Compensation remaining to be recognized for unvested restricted stock at September 30, 2006 (millions):		$1.2
Weighted-average remaining amortization period		2.2 years

(6) Earnings per Share
          The computation of basic and diluted earnings per share is as follows:

	Nine months ended
	September 30,
	2006	2005
	(Dollars in thousands,
	except per share data)
Numerator for basic and diluted earnings per share:
Net income	$7,739	$4,119

Denominator for basic earnings per share — weighted-average shares outstanding	6,006,693	5,939,436
Effect of stock incentive plans	186,038	215,892

Denominator for diluted earnings per share	6,192,731	6,155,328

Basic earnings per share	$1.29	$0.69

Diluted earnings per share	$1.25	$0.67

	Three months ended
	September 30,
	2006	2005
	(Dollars in thousands,
	except per share data)
Numerator for basic and diluted earnings per share:
Net income	$2,194	$2,061

Denominator for basic earnings per share — weighted-average shares outstanding	6,055,132	5,938,388
Effect of stock incentive plans	210,756	182,386

Denominator for diluted earnings per share	6,265,888	6,120,774

Basic earnings per share	$0.36	$0.35

Diluted earnings per share	$0.35	$0.34

(7) Contingency
     As previously disclosed in the Company’s SEC filings, during 2003 and 2004 the Company paid an aggregate of $3.2 million, plus interest, to the New Jersey Division of Taxation (the “Division”) in retaliatory tax. The retaliatory tax generally is imposed on foreign insurers when the foreign company’s home state (i.e., its state of incorporation or domicile) has a higher rate of premium tax than the state imposing the tax, in this case New Jersey. The payments were made in response to notices of deficiency issued by the Division to the Company.
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
     Concurrent with the processing of the Company’s protests of the retaliatory tax, other foreign insurers have litigated virtually identical issues in New Jersey courts. On March 9, 2005, the Appellate Division of the New Jersey Superior Court reversed a decision of the New Jersey Tax Court that had sustained the Division’s imposition of the retaliatory tax against a foreign insurer. The Division appealed that decision of the Appellate Division to the New Jersey Supreme Court, which on October 19, 2006 ruled in favor of the other foreign carriers’ appeal. The Company expects that the Division’s ruling on the Company’s protest will be based on the opinion issued by the New Jersey Supreme Court, although the Company was not a party to the litigation giving rise to the Supreme Court decision. The Company is unable to determine whether all, or any portion, of the retaliatory tax will be refunded. Any such refund would be reduced by related Federal Income Tax. Due to the contingencies involved, the Company has not accrued any refund of the retaliatory tax.

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
          All insurance companies in the Group, including Financial Pacific Insurance Company, participate in an insurance pooling agreement and have been assigned a group rating of “A” (Excellent) by A.M. Best. The Group has been assigned that rating for the past 5 years. An “A” rating is the third highest rating of A.M. Best’s 16 possible rating categories.
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
     Reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at September 30, 2006.

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

Adjustment
Change in Loss and	Adjusted Loss and		Adjusted Loss and Loss	Percentage Change
Loss Adjustment	Loss Reserves Net of	Percentage Change in	Adjustment Reserves Net	in Stockholders’
Reserves Net of	Reinsurance as of	Stockholders’ Equity as	of Reinsurance as of	Equity as of
Reinsurance	September 30, 2006	of September 30, 2006 (1)	December 31, 2005	December 31, 2005 (1)
(Dollars in thousands)
(10.0)%	$142,250	9.3%	$119,640	8.5%
(7.5)%	146,202	7.0%	122,964	6.4%
(5.0)%	150,153	4.6%	126,287	4.2%
(2.5)%	154,105	2.3%	129,610	2.1%
Base	158,056	—	132,934	—
2.5%	162,007	-2.3%	136,257	-2.1%
5.0%	165,959	-4.6%	139,581	-4.2%
7.5%	169,910	-7.0%	142,904	-6.4%
10.0%	$173,862	-9.3%	$146,227	-8.5%

(1)	Net of tax
     The property and casualty industry has incurred substantial aggregate losses from claims related to asbestos-related illnesses, environmental remediation, product liability, mold, and other uncertain exposures. We have not experienced significant losses from these types of claims. Our subsidiary Financial Pacific Insurance Company insures contractors for liability for construction defect risks, among other risks.
     The table below summarizes loss and loss adjustment reserves by major line of business:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Commercial lines:
Commercial multi-peril	$173,462	$147,041
Commercial automobile	35,198	32,581
Other liability	10,000	9,632
Workers’ compensation	7,300	6,058
Surety	5,387	5,304
Fire, allied, inland marine	334	318

	231,681	200,934

Personal lines:
Homeowners	7,223	7,595
Personal automobile	2,046	1,840
Other liability	1,022	900
Fire, allied, inland marine	343	344
Workers’ compensation	40	66

	10,674	10,745

Total	$242,355	$211,679

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
          Effective for 2006, Financial Pacific Insurance Company restructured its property reinsurance agreement covering the first $2.0 million of loss from an 80% quota share to an $1,650,000 excess of $350,000 excess of loss contract to take advantage of the Group’s combined capital. The restructuring also included the assumption by Financial Pacific Insurance Company of ceded unearned premium from the 2005 property quota share and casualty excess of loss agreements. These assumed premiums were then ceded into the respective 2006 treaties, which due to the reduced ceding rates, resulted in a $5.6 million increase in net written premium and a $5.2 million increase in net earned premium in the nine months of 2006.
          During the third quarter, the Company commuted all reinsurance agreements with Alea North America Insurance Company (“Alea”). These reinsurance agreements included participation in the property quota share and casualty excess of loss treaties. As a result of the commutation the Company received a cash payment of $4.5 million, and recorded a pre-tax net loss on commutation of $160,000.
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
     Our growth in premiums, underwriting results and investment income have been, and continue to be, influenced by market conditions, as well as the acquisition of Financial Pacific on October 1, 2005. Pricing in the property and casualty insurance industry historically has been and remains cyclical. During a soft market cycle, price competition is prevalent, which makes it difficult to write and retain properly priced personal and commercial lines business. Our policy is to maintain disciplined underwriting and pricing standards during soft markets, declining business which is inadequately priced for its level of risk. The market has become much more competitive recently, with increasing competition recently being seen particularly in certain classes of commercial accounts, package policies and in the Pennsylvania personal auto market. This has resulted in slowing premium growth for the Company.
     The availability of reinsurance at reasonable pricing is an important part of our business. The surge in catastrophic activity in 2005 has placed reinsurers under greater financial pressures, and this has been reflected in their underwriting appetite, reinsurance terms, and their rates for catastrophe coverage. Our operating territories and the Group’s claim activity experienced only a minor impact from the residual effects of the hurricanes in 2005 that ravaged the Gulf coast, and this was helpful in keeping our 2006 reinsurance program in place without significant rate change on renewal.
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
Nine and three month periods ended September 30, 2006 compared to nine and three month periods ended September 30, 2005
     The components of income for 2006 and 2005, and the change and percentage change from year to year, are shown in the charts below. The accompanying narrative refers to the statistical information displayed in the chart immediately above the narrative.

Nine months ended September 30,
2006 vs. 2005 Income
(Dollars in thousands)	2006	2005	Change	% Change
Commercial lines underwriting income	$4,468	$3,242	$1,226	37.8%
Personal lines underwriting loss	(1,210)	(1,121)	(89)	(7.9%)
Total underwriting income	3,258	2,121	1,137	53.6%
Net investment income	7,057	2,254	4,803	213.1%
Net realized investment gains	100	1,273	(1,173)	(92.1%)
Other revenue	1,605	256	1,349	527.0%
Interest expense	(913)	—	(913)	N/M
Income before income taxes	11,107	5,904	5,203	88.1%
Income taxes	3,368	1,785	1,583	88.7%
Net income	$7,739	$4,119	$3,620	87.9%

Loss / LAE ratio (GAAP)	63.1%	47.6%	15.5%
Underwriting expense ratio (GAAP)	33.7%	47.7%	(14.0)%
Combined ratio (GAAP)	96.8%	95.3%	1.5%

Loss / LAE ratio (Statutory)	60.3%	47.6%	12.7%
Underwriting expense ratio (Statutory)	34.0%	47.1%	(13.1)%
Combined ratio (Statutory)	94.3%	94.7%	(0.4)%

Three months ended September 30,
2006 vs. 2005 Income
(Dollars in thousands)	2006	2005	Change	% Change
Commercial lines underwriting income	$1,254	$1,599	$(345)	(21.6%)
Personal lines underwriting loss	(342)	(596)	254	42.6%
Total underwriting income	912	1,003	(91)	(9.1%)
Net investment income	2,597	770	1,827	237.3%
Net realized investment gains	(505)	1,175	(1,680)	(143.0%)
Other revenue	527	84	443	527.4%
Interest expense	(312)	—	(312)	N/M
Income before income taxes	3,219	3,032	187	6.2%
Income taxes	1,025	971	54	5.6%
Net income	$2,194	$2,061	$133	6.5%

Loss / LAE ratio (GAAP)	63.8%	42.6%	21.2%
Underwriting expense ratio (GAAP)	33.6%	50.9%	(17.3)%
Combined ratio (GAAP)	97.4%	93.5%	3.9%

Loss / LAE ratio (Statutory)	62.8%	42.6%	15.2%
Underwriting expense ratio (Statutory)	33.2%	51.4%	(13.9)%
Combined ratio (Statutory)	96.0%	94.0%	1.3%

N/M means “Not Meaningful”

     Charts and discussion relating to each of our segments (commercial lines underwriting, personal lines underwriting, and the investments segment) follow with further discussion below.
     The Company’s GAAP combined ratio for the first nine months of 2006 was 96.8%, as compared to a combined ratio for the prior year of 95.3%. For the quarter ended September 30, 2006, the combined ratio was 97.4%, up from a combined ratio of 93.5% in 2005. The statutory combined ratios for the nine and three months ended September 30, 2006 were 94.3% and 96.0%, respectively, as compared to 94.7% for both the quarterly and year to date periods in 2005. Our commercial lines underwriting income in both the nine months and quarter ended September 30, 2006 benefited by the contribution of Financial Pacific Insurance Company, which was acquired on October 1, 2005. The personal lines performance, while benefiting from rate increases initiated in 2005 on our homeowners line of business and a redirection of our Pennsylvania personal auto book to better performing tiers of business, underperformed the prior year in the nine months ended September 30, 2006. Frequency and severity of claims across both commercial lines and personal lines were within the normal range of expectations in the first nine months of 2006, while a small number of large fire losses in the third quarter of 2006 adversely affected the quarter’s results.
     Net investment income increased 213.1% in the first nine months of 2006 to $7.1 million, primarily as a result of the acquisition of Financial Pacific and inclusion of its net investment income. Realized investment gains amounted to $100,000 in the nine months of 2006, compared to a gain of $1.3 million in 2005. Other revenue, which is primarily service charges recorded on insurance premiums paid over the term of the policy instead of when the policy is first issued, increased 527.0% in the nine months of 2006, to $1.6 million, reflecting the inclusion of service charges recognized by Financial Pacific. Interest expense of $913,000 was included in the nine months of 2006, resulting from inclusion of the trust preferred securities obligations of Financial Pacific and their related interest charges.

Nine months ended September 30,
2006 vs. 2005 Revenue
(Dollars in thousands)	2006	2005	Change	% Change
Direct premiums written	$146,470	$48,004	$98,466	205.1%
Net premiums written	115,738	44,112	71,626	162.4%
Net premiums earned	102,172	45,378	56,794	125.2%
Net investment income	7,057	2,254	4,803	213.1%
Realized investment gains	100	1,273	(1,173)	(92.1)%
Other revenue	1,605	256	1,349	527.0%
Total Revenue	$110,934	$49,161	$61,773	125.7%

Three months ended September 30,
2006 vs. 2005 Revenue
(Dollars in thousands)	2006	2005	Change	% Change
Direct premiums written	$45,749	$15,270	$30,479	199.6%
Net premiums written	34,809	14,171	20,638	145.6%
Net premiums earned	35,004	15,404	19,600	127.2%
Net investment income	2,597	770	1,827	237.3%
Realized investment (losses) gains	(505)	1,175	(1,680)	(143.0)%
Other revenue	527	84	443	527.4%
Total Revenue	$37,623	$17,433	$20,190	115.8%

N/M	means “Not Meaningful”

     Total revenues for the first nine months of 2006 were up 125.7%, or $61.8 million, over 2005 revenues to $110.9 million. This increase was due primarily to inclusion of the revenue of Financial Pacific, which was not included in the Company’s operations in the first nine months of 2005. Net premiums earned increased in the first nine months of 2006 over the prior year by 125.2%, or $56.8 million, to $102.2 million, with $57.0 million of the increase relating to the inclusion of Financial Pacific in the Group’s results. In the first nine months of 2006, net investment income increased 213.1% over the prior year to $7.1 million, driven by higher interest rates and the inclusion of Financial Pacific’s net investment income. Realized gains in the first nine months of 2006 related primarily to the mark-to-market fair value adjustment on interest rate swaps related to the floating-rate trust preferred securities, whereas in 2005 the realized gains in the nine months ended September 30 were primarily gains taken on equities holdings liquidated to generate cash proceeds to be used in the acquisition of Financial Pacific Insurance Group, Inc.
     Total revenues for the third quarter of 2006 were up 115.8%, or $20.2 million, over 2005 revenues to $37.6 million. This increase was due primarily to inclusion of the revenue of Financial Pacific, which was not included in the Company’s operations in the third quarter of 2005. Net premiums earned increased in the third quarter of 2006 over the prior year by 127.2%, or $19.6 million, to $35.0 million, with $19.6 million of the increase relating to the inclusion of Financial Pacific in the Group’s results. In the third quarter of 2006, net investment income increased 237.3% over the prior year to $2.6 million, driven by higher interest rates and the inclusion of Financial Pacific’s net investment income. Realized losses in the third quarter of 2006 related primarily to the mark-to-market fair value adjustment on interest rate swaps related to the floating-rate trust preferred securities, whereas in 2005 the realized gains in the quarter ended September 30 were primarily gains taken on equities holdings liquidated to generate cash proceeds to be used in the acquisition of Financial Pacific Insurance Group, Inc.
     In the first nine months of 2006, direct premiums written increased 205.1% over the same period in the prior year to $146.5 million from $48.0 million. Inclusion of Financial Pacific added $95.7 million in direct written premium.
     In the third quarter of 2006, direct premiums written increased 199.6% over the same quarter in the prior year to $45.7 million from $15.3 million. Inclusion of Financial Pacific added $30.2 million in direct written premium.
     Effective January 1, 2006, Financial Pacific restructured its property reinsurance agreement covering the first $2.0 million of loss from an 80% quota share to an $1,650,000 excess of $350,000 excess of loss contract to take advantage of the Group’s combined capital. The restructuring also included the assumption by Financial Pacific of ceded unearned premium from the 2005 property quota share and casualty excess of loss agreements. These assumed premiums were then ceded into the respective 2006 treaties, which due to the reduced ceding rates, resulted in a $5.6 million increase in net written premium and a $5.2 million increase in net earned premium in the first nine months of 2006.

     Net Investment Income is discussed below.

Nine months ended September 30,
2006 vs. 2005 Investment income and
realized gains
(Dollars in thousands)	2006	2005	Change	% Change
Fixed income securities	$7,961	$2,651	$5,310	200.3%
Dividends	213	303	(90)	(29.7)%
Cash, cash equivalents & other	710	582	128	22.0%
Gross investment income	8,884	3,536	5,348	151.2%
Investment expenses	(1,827)	(1,282)	(545)	42.5%
Net investment income	$7,057	$2,254	$4,803	213.1%
Realized losses on fixed income	$(385)	$(498)	$113	N/M
Realized gains on equities	401	1,771	(1,370)	N/M
Realized gains — other	84	—	84	N/M
Net realized gains	$100	$1,273	$(1,173)	N/M

Three months ended September 30,
2006 vs. 2005 Investment income and
realized gains (losses)
(Dollars in thousands)	2006	2005	Change	% Change
Fixed income securities	$2,818	$806	$2,012	249.6%
Dividends	68	94	(26)	(27.7)%
Cash, cash equivalents & other	307	322	(15)	(4.7)%
Gross investment income	3,193	1,222	1,971	161.3%
Investment expenses	(596)	(452)	(144)	31.9%
Net investment income	$2,597	$770	$1,827	237.3%
Realized losses on fixed income	$—	$(89)	$89	N/M
Realized gains on equities	11	1,264	(1,253)	N/M
Realized losses — other	(516)	—	(516)	N/M
Net realized (losses) gains	$(505)	$1,175	$(1,680)	N/M

(N/M means “not meaningful”)
     In the nine months and quarter ended September 30, 2006, net investment income increased $4.8 million, or 213.1%, and $1.8 million, or 237.3%, respectively, from the same periods in 2005. The increases were driven primarily by the acquisition of Financial Pacific, and increases to invested assets resulting from cash flow from operations. In the third quarter of 2006, the Company recorded $130,000 in non-recurring interest income relating to the settlement of a balance in connection with a reinsurance agreement.
     In the first nine months of 2006, investment income on fixed income securities was up $5.3 million, or 200.3%, over the same period in 2005. A much larger proportion, as compared to the Group’s business before the acquisition, of Financial Pacific’s premiums written relate to casualty, or longer-tail, business. By its nature, longer-tail business requires more time for losses to manifest themselves, with the result that claims tend to be paid later on casualty claims than on other types of claims. The later payment of claims associated with casualty reserves provides a company with the opportunity to use the funds which will ultimately be paid out as claims for a longer period of time, thus generating a larger relative portfolio of fixed income securities and higher investment income. Accordingly, the inclusion of Financial Pacific’s investment income on fixed income securities had a significant impact on the Group’s gross investment income in 2006.
     Dividend income in the nine months of 2006 was down $90,000 or 29.7% from the same period in 2005. The decrease was caused by the sale of some equity securities during 2005 in order to fund the Financial Pacific acquisition.
     Interest on cash and cash equivalents in the first nine months of 2006 increased $128,000, or 22.0%, to $710,000, over the same period in 2005. This increase is due to increased short term interest rates as compared to 2005, and in part to the fact that short term investments were being accumulated by Financial Pacific Insurance Company in anticipation of its portfolio transfer settlement obligation resulting from it joining in the pooling agreement with the other insurance subsidiaries of the Group effective January 1, 2006.

     Investment expenses increased 42.5% in 2006, or $545,000, to $1.8 million when compared to the first nine months of 2005. This increase is largely attributable to the inclusion of Financial Pacific’s net investment income.
     Net realized gains for the first nine months of 2006 were $100,000, as compared to a gain of $1.3 million in the similar period in 2005. In 2006, net realized gains of $100,000 included $773,000 of gains on securities sales and mark-to-market fair value adjustments on interest rate swaps related to the floating-rate trust preferred securities, offset by losses on securities of $673,000. The losses from securities were comprised of $271,000 from the sale of fixed income securities, $281,000 from the sale of equities securities, and $121,000 from the writedown of securities determined to be other-than-temporarily impaired. These securities were written down to our estimate of fair market value at the time of the writedown.
     The Company has entered into five interest rate swap agreements to hedge against interest rate risk on its floating rate trust preferred securities. For the nine months ended September 30, 2006, the Company’s net realized gain on the interest rate swap agreements was $80,000.
     The following table summarizes the length of time equity securities with unrealized losses at September 30, 2006 have been in an unrealized loss position:

				Length of Unrealized Loss
September 30, 2006	Fair	Unrealized	Less than	6 to 12	Over 12
(in thousands)	Value	Losses	6 months	Months	Months
Equity securities:
Preferred stocks	$463	12	—	12	$—
Common stocks	1,758	179	179	—	—

Total equities	$2,221	191	179	12	$—

The estimated fair value and unrealized loss for securities in a temporary unrealized loss position as of September 30, 2006 are as follows :

	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
September 30, 2006	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$4,446	$33	$50,527	$869	$54,973	$902
Obligations of states and political subdivisions	4,722	22	47,911	463	52,633	485
Corporate securities	7,234	45	42,768	778	50,002	823
Mortgage-backed securities	1,991	9	13,707	161	15,698	170

Total fixed maturities	18,393	109	154,913	2,271	173,306	2,380

Total equity securities	2,221	191	—	—	2,221	191

Total securities in a temporary unrealized loss position	$20,614	$300	$154,913	$2,271	$175,527	$2,571

     The unrealized losses on fixed maturity investments with unrealized losses for less than twelve months are primarily due to changes in the interest rate environment. At September 30, 2006, the Group has 187 fixed maturity securities with unrealized losses for more than twelve months. Of the 187 securities with unrealized losses for more than twelve months, 181 of them have fair values of no less than 96% of cost, and the other 6 securities have a fair value greater than 92% of cost. The Company believes these declines are temporary.
     There are 16 equity securities that are in an unrealized loss position at September 30, 2006. Of these equities, 15 have been in an unrealized loss position for less than 6 months. The remaining equity security has been in an unrealized loss position for less than twelve months. The Group believes these declines are temporary.
Results of our Commercial Lines segment were as follows:

Nine months ended September 30,
2006 vs. 2005 Commercial lines (CL)
(Dollars in thousands)	2006	2005	Change	% Change
CL Direct premiums written	$128,170	$30,832	$97,338	315.7%
CL Net premiums written	$98,842	$28,005	$70,837	252.9%
CL Net premiums earned	$85,263	$28,517	$56,746	199.0%

CL Loss / LAE expense ratio (GAAP)	62.2%	39.1%	23.1%
CL Expense ratio (GAAP)	32.6%	49.5%	(16.9)%
CL Combined ratio (GAAP)	94.8%	88.6%	6.2%

Three months ended September 30,
2006 vs. 2005 Commercial lines (CL)
(Dollars in thousands)	2006	2005	Change	% Change
CL Direct premiums written	$39,332	$9,104	$30,228	332.0%
CL Net premiums written	$28,879	$8,393	$20,486	244.1%
CL Net premiums earned	$29,336	$9,860	$19,476	197.5%

CL Loss / LAE expense ratio (GAAP)	63.1%	33.0%	30.1%
CL Expense ratio (GAAP)	32.6%	50.8%	(18.2)%
CL Combined ratio (GAAP)	95.7%	83.8%	11.9%
     In the first nine months of 2006, our commercial lines direct premiums written increased by $97.3 million to $128.2 million when compared to the same period in 2005. The acquisition of Financial Pacific added $95.7 million of the total. Commercial lines net premium written increased $70.8 million to $98.8 million in the same period, of which $69.9 million is attributable to the Financial Pacific acquisition. Net premiums earned increased $56.7 million to $85.3 million, of which Financial Pacific contributed $57.0 million.
     In the third quarter of 2006, our commercial lines direct premiums written increased by $30.2 million to $39.3 million when compared to the same period in 2005. The acquisition of Financial Pacific added $30.2 million of the total. Commercial lines net premium written increased $20.5 million to $28.9 million in the same period, of which $20.5 million is attributable to the Financial Pacific acquisition. Net premiums earned increased $19.5 million to $29.3 million, of which Financial Pacific contributed $19.6 million.
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
     In the commercial lines segment for the first nine months of 2006, we had underwriting income of $4.5 million, a GAAP combined ratio of 94.8%, a GAAP loss and loss adjustment expense ratio of 62.2% and a GAAP underwriting expense ratio of 32.6%, compared to an underwriting gain of $3.2 million, a GAAP combined ratio of 88.6%, a GAAP loss and loss adjustment expense ratio of 39.1% and an underwriting expense ratio of 49.5% for the same period in 2005.
     In the commercial lines segment for the third quarter of 2006, we had underwriting income of $1.3 million, a GAAP combined ratio of 95.7%, a GAAP loss and loss adjustment expense ratio of 63.1% and a GAAP underwriting expense ratio of 32.6%, compared to an underwriting gain of $1.6 million, a GAAP combined ratio of 83.8%, a GAAP loss and loss adjustment expense ratio of 33.0% and an underwriting expense ratio of 50.8% for the same period in 2005.
     Our commercial lines loss ratio for the nine months and the third quarter of 2006 reflects a frequency and severity of losses within a normal range of our expectations, but includes a small number of large fire losses in the third quarter of 2006 which adversely affected the quarter’s results.
     In addition, Financial Pacific’s commercial lines tend to operate with higher loss ratios and lower expense ratios than the Group’s commercial lines business prior to the acquisition of Financial Pacific, and so in quarterly comparisons for the current quarter and nine months it is expected that the loss ratio will grow to reflect the inclusion of Financial Pacific, and that the expense ratio will show a corresponding decrease.

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
     Results of our Personal Lines segment were as follows:

Nine months ended September 30,
2006 vs. 2005 Personal lines (PL)
(Dollars in thousands)	2006	2005	Change	% Change
PL Direct premiums written	$18,300	$17,172	$1,128	6.6%
PL Net premiums written	$16,896	$16,107	$789	4.9%
PL Net premiums earned	$16,909	$16,861	$48	0.3%

PL Loss / LAE expense ratio (GAAP)	68.1%	61.9%	6.2%
PL Expense ratio (GAAP)	39.1%	44.7%	(5.6)%
PL Combined ratio (GAAP)	107.2%	106.6%	0.6%

Three months ended September 30,
2006 vs. 2005 Personal lines (PL)
(Dollars in thousands)	2006	2005	Change	% Change
PL Direct premiums written	$6,417	$6,166	$251	4.1%
PL Net premiums written	$5,930	$5,778	$152	2.6%
PL Net premiums earned	$5,668	$5,544	$124	2.2%

PL Loss / LAE expense ratio (GAAP)	67.1%	59.7%	7.4%
PL Expense ratio (GAAP)	38.9%	51.0%	(12.1)%
PL Combined ratio (GAAP)	106.0%	110.7%	(4.7)%
     Personal lines direct premiums written increased in the nine months of 2006 by 6.6% to $18.3 million. Net premiums written increased $789,000 over the same period in the prior year to $16.9 million, and net premiums earned increased by 0.3%, or $48,000, to $16.9 million.
     Personal lines direct premiums written increased in the third quarter of 2006 by 4.1% to $6.4 million. Net premiums written was up 2.6%, or $152,000, to $5.9 million when compared with the prior year’s quarter, and net premiums earned increased by 2.2%, or $124,000, to $5.7 million.
     In the personal lines segment for the first nine months of 2006, we had an underwriting loss of $1.2 million, a GAAP combined ratio of 107.2%, a GAAP loss and loss adjustment expense ratio of 68.1% and a GAAP underwriting expense ratio of 39.1%, compared to an underwriting loss of $1.1 million, a GAAP combined ratio of 106.6%, a GAAP loss and loss adjustment expense ratio of 61.9% and an underwriting expense ratio of 44.7% for the same period in 2005. Our personal lines business is unaffected by the acquisition of Financial Pacific, which does not write any personal lines business.
     In the personal lines segment for the third quarter of 2006, we had an underwriting loss of $342,000, a GAAP combined ratio of 106.0%, a GAAP loss and loss adjustment expense ratio of 67.1% and a GAAP underwriting expense ratio of 38.9%, compared to an underwriting loss of $596,000, a GAAP combined ratio of 110.7%, a GAAP loss and loss adjustment expense ratio of 59.7% and an underwriting expense ratio of 51.0% for the same period in 2005.
     Our personal lines performance, while benefiting from rate increases initiated in 2005 on our homeowners line of business and a redirection of our Pennsylvania personal auto book to better performing tiers of business, underperformed the prior year in the nine months ended September 30, 2006. The frequency and severity of losses in the personal lines book in the first nine months of 2006 is within the range of our normal expectations.

     Although the Company expects to continue growing its personal lines book, it will continue to devote greater focus to growth in the commercial lines book.
     Our underwriting expenses were as follows:

2006 vs. 2005 Expenses and expense ratio	2006	2005	Change	% Change
Amortization of DAC	$24,187	$11,936	$12,251	102.6%
As a % of net premiums earned	23.7%	26.3%	(2.6)%
Other underwriting expenses	10,208	9,725	483	5.0%
Total expenses excluding losses/LAE and interest expense	$34,395	$21,661	$12,734	58.8%
Underwriting expense ratio	33.7%	47.7%	(14.0)%
     Underwriting expenses increased in the first nine months of 2006 over the prior year by $12.7 million, or 58.8%, to $34.4 million. This increase was driven primarily by the inclusion of Financial Pacific, and, to a lesser extent, to an increase in other underwriting expenses, growth in commissions resulting from higher earned premium volume, and increased charges relating to corporate expenses and compensation expenses, including bonuses and agents profit-sharing.
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

          Our Federal income tax was as follows:

2006 vs. 2005 Income taxes	2006	2005	Change	% Change
Income before income taxes	$11,107	$5,904	$5,203	88.1%
Income taxes	3,368	1,785	1,583	88.7%
Net income	$7,739	$4,119	$3,620	87.9%
Effective tax rate	30.3%	30.2%	0.1%
     Federal income tax expense was $3.4 million for 2006, an effective rate of 30.3%, compared to $1.8 million, an effective rate of 30.2%, in 2005. The increase in the effective tax rate in the first nine months of 2006 is due to an increase in the tax rate on current taxable income of 1% (due to the graduated tax rate structure), offset by higher tax-advantaged income (municipal bond interest and dividend income, which reduce the effective tax rate) than in the same period in 2005.
LIQUIDITY AND CAPITAL RESOURCES
     Our insurance companies generate sufficient funds from their operations and maintain a high degree of liquidity in their investment portfolios. The primary source of funds to meet the demands of claim settlements and operating expenses are premium collections, investment earnings and maturing investments.
     We are in the process of building an information system platform that will allow our producers to conduct their business through the Internet or through the method they have historically used. As of September 30, 2006, we have spent $4.2 million on the development of this platform, which includes license fees for software used in the platform. It is anticipated to be completed in 2007, at an additional cost of $500,000. Mercer Insurance Company possesses sufficient resources for these future expenditures without incurring any debt.
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
     On both July 6, 2006, and on September 29, 2006, Mercer Insurance Group, Inc. paid a dividend of $0.05 per common share. The amount of dividends paid out on both dates totaled $646,000, which amount was funded by dividends from the Group’s insurance companies, for which approval was sought and received (where necessary) from each of the insurance companies’ primary regulators, and waivers were received pursuant to the requirements of the covenants under the Financial Pacific line of credit.
     Total assets increased 12.5%, or $56.0 million, to $502.7 million at September 30, 2006, from December 31, 2005. The Company’s total investments increased by $44.5 million, or 17.9%, primarily due to net cash provided by operations. Premiums receivable increased $6.6 million, or 17.7% reflecting the increase in written premiums. Reinsurance receivables increased by $7.6 million, or 9.7%, primarily due to an increase in ceded loss and loss adjustment expense reserves. Prepaid reinsurance premiums decreased by $3.8 million, or 17.6%, due to a change to certain of the Company’s reinsurance contracts for 2006, whereby fewer unearned premium reserves are ceded. Deferred policy acquisition costs increased $7.0 million from December 31, 2005, reflecting the increase to net unearned premium reserves for the period, and the effects of the purchase of Financial Pacific Insurance Company on October 1, 2005. Additionally, deferred income taxes increased by $4.5 million, primarily due to profit commissions received on reinsurance contracts that are currently taxable and increased loss and loss adjustment expense reserves.
     At September 30, 2006 total liabilities increased by $47.0 million, or 13.7%, from December 31, 2005, primarily a result of the increase in losses and loss adjustment expense reserves of $30.7 million, or 14.5%, and the increase in unearned premiums of $9.8 million, or 12.4%. Other reinsurance balances increased by $5.9 million, primarily due to reinsurance commissions payable. Additionally, accounts payable and accrued expenses increased by $581,000 primarily due to increased current federal income taxes payable included therein.
     Stockholders’ equity increased by $9.0 million or 8.7% to $112.4 million at September 30, 2006 from $103.4 million at December 31, 2005. The change for the period was primarily due to $7.7 million of net income, offset by $0.6 million in dividends paid to stockholders.
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
     Mercer Insurance Group, Inc. adopted a stock-based incentive plan at its 2004 annual meeting of shareholders. Pursuant to that plan, Mercer Insurance Group may issue a total of 876,555 shares, which amount will increase automatically each year by 1% of the number of shares outstanding at the end of the preceding year. At January 1, 2006, the shares authorized under the Plan has been increased under this provision to 1,010,263 shares. The Company has made grants, net of forfeitures, of 218,500 shares of restricted stock, net grants of 232,000 Incentive Stock Options, and net grants of 364,700 non-qualified stock options. No options granted under the plan have been exercised as of September 30, 2006.
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
     Concurrent with the processing of the Company’s protests of the retaliatory tax, other foreign insurers have litigated virtually identical issues in New Jersey courts. On March 9, 2005, the Appellate Division of the New Jersey Superior Court reversed a decision of the New Jersey Tax Court that had sustained the Division’s imposition of the retaliatory tax against a foreign insurer. The Division appealed that decision of the Appellate Division to the New Jersey Supreme Court, which on October 19, 2006 ruled in favor of the other foreign carriers’ appeal. The Company expects that the Division’s ruling on the Company’s protest will be based on the opinion issued by the New Jersey Supreme Court, although the Company was not a party to the litigation giving rise to the Supreme Court decision. The Company is unable to determine whether all, or any portion, of the retaliatory tax will be refunded. Any such refund would be reduced by related Federal Income Tax. Due to the contingencies involved, the Company has not accrued any refund of the retaliatory tax.
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
OFF BALANCE SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS
     The Company was not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles at September 30, 2006 which would give rise to previously undisclosed market, credit or financing risk.
     The Company and its subsidiaries have no significant contractual obligations at September 30, 2006, other than its insurance obligations under its policies of insurance, Trust preferred securities, a line of credit obligation, and operating lease obligations.

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
          Credit Risk. The quality of our interest-bearing investments is generally good. Our fixed maturity securities at September 30, 2006, have an average rating of AA or better.
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
Item 4. Controls and Procedures
          Under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     None
Item 3. Defaults Upon Senior Securities
     None

Item 4. Submission of Matters to Vote of Security Holders
     None
Item 5. Other Information
     None
Item 6. Exhibits
          Exhibits

Exhibit No.	Title
3.1	Articles of Incorporation of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Pre-effective Amendment No. 3 on Form S-1, SEC File No. 333-104897.)

3.2	Bylaws of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2003.)

10.2	Employment Agreement, dated as of October 1, 2006, among Bicus Services Corporation, Mercer Insurance Group, Inc., Mercer Insurance Company and Paul R. Corkery (filed herewith)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

SIGNATURES
     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	MERCER	INSURANCE GROUP, INC. (Registrant)

Dated: November 9, 2006	By:	/s/ Andrew R. Speaker

Andrew R. Speaker,
President and Chief Executive Officer

Dated: November 9, 2006	By:	/s/ David B. Merclean

David B. Merclean,
Senior Vice President and Chief Financial Officer