Form 10-K
period 2006-12-31
MERCER INSURANCE GROUP INC
filed 2007-03-16
CIK 1050690

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2006
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
Large accelerated filer ☐     Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of the last business day of the Registrant’s most recently completed second fiscal quarter was: $122,694,986.
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of March 10, 2007. Common Stock, no par value: 6,560,720.
Documents Incorporated by Reference
     Portions of the definitive Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

FORM 10-K
For the year Ended December 31, 2006

PART I
ITEM 1. BUSINESS
THE HOLDING COMPANY
     Mercer Insurance Group, Inc. (the “Holding Company” or “MIG”) is a holding company which resulted from the conversion of Mercer Mutual Insurance Company from the mutual to the stock form of organization on December 15, 2003 (the “Conversion”). Prior to the Conversion, and since 1844, Mercer Mutual Insurance Company was engaged in the business of selling property and casualty insurance. Mercer Mutual Insurance Company, a Pennsylvania domiciled company, changed its name to Mercer Insurance Company immediately after the Conversion, and became a subsidiary of the Holding Company.
     Mercer Insurance Group, Inc. and subsidiaries (collectively, the Group) includes Mercer Insurance Company (MIC), its subsidiaries Queenstown Holding Company, Inc. (QHC) and its subsidiary Mercer Insurance Company of New Jersey, Inc. (MICNJ), Franklin Holding Company, Inc. (FHC) and its subsidiary Franklin Insurance Company (FIC), and BICUS Services Corporation (BICUS). Effective October 1, 2005, Financial Pacific Insurance Group, Inc. (FPIG or Financial Pacific) was acquired through a subsidiary of MIG, and its subsidiaries Financial Pacific Insurance Company (FPIC) and Financial Pacific Insurance Agency (FPIA).
OVERVIEW OF THE BUSINESS
     Mercer Insurance Group, Inc., through its property and casualty insurance subsidiaries, provides a wide array of property and casualty insurance products designed to meet the insurance needs of individuals in New Jersey and Pennsylvania, and small and medium-sized businesses throughout Arizona, California, Nevada, New Jersey, Oregon and Pennsylvania.
     The Group’s operating subsidiaries are licensed collectively in twenty two states, but are currently focused on doing business in six states; Arizona, California, Nevada, New Jersey, Pennsylvania and Oregon. Mercer Insurance Company and Mercer Insurance Company of New Jersey, Inc. have recently been licensed to write property and casualty insurance in New York. It is intended that these companies will initially write business which supports existing accounts, with possible future expansion in other programs. Financial Pacific Insurance Company holds an additional fifteen state licenses outside of the Group’s current focus area. Currently, only direct mail surety is being written in some of these states.
     The insurance affiliates within the Group participate in a reinsurance pooling arrangement (the “Pool”) whereby each insurance affiliate’s underwriting results are combined and then distributed proportionately to each participant. FPIC joined the Pool effective January 1, 2006, after receiving regulatory approvals. Each insurer’s share in the Pool is based on their respective statutory surplus from the most recently filed statutory annual statement as of the beginning of each year.
     All insurance companies in the Group have been assigned a group rating of “A” (Excellent) by A.M. Best. The Group has been assigned that rating for the past 6 years. An “A” rating is the third highest rating of A.M. Best’s 16 possible rating categories.
     The Group is subject to regulation by the insurance regulators of each state in which it is licensed to transact business. The primary regulators are the Pennsylvania Insurance Department, the California Department of Insurance, and the New Jersey Department of Banking and Insurance, because these are the regulators for the states of domicile of the Group’s insurance subsidiaries, as follows: Mercer Insurance Company (Pennsylvania-domiciled), Financial Pacific Insurance Company (California-domiciled), Mercer Insurance Company of New Jersey, Inc. (New Jersey-domiciled), and Franklin Insurance Company (Pennsylvania-domiciled).
     We manage our business and report our operating results in three operating segments: commercial lines insurance, personal lines insurance and the investment function. Assets are not allocated to segments and are reviewed in the aggregate for decision-making purposes. Our commercial lines insurance business consists primarily of multi-peril, general liability, commercial auto, and related insurance coverages. Our personal lines insurance business consists primarily of homeowners (in New Jersey and Pennsylvania) and private passenger automobile (in Pennsylvania only) insurance coverages. The Group markets its products through a network of approximately 535 independent agents, of which approximately 292 are located in New Jersey and Pennsylvania, 180 in California with the balance in Arizona, Nevada and Oregon.
ACQUISITION OF FINANCIAL PACIFIC INSURANCE GROUP
     On October 1, 2005, the Group acquired all the outstanding stock of Financial Pacific Insurance Group, Inc. for approximately $41.1 million in cash, including transaction costs. The transaction was effected through a merger of a wholly owned subsidiary of the Group into FPIG. The financial results of FPIG have been included subsequent to the date of the acquisition.
     The acquisition was made using funds of the Holding Company, as well as funds advanced to the Holding Company from Mercer Insurance Company in the form of both an extraordinary dividend as well as an intercompany loan. The Pennsylvania Insurance Department approved both the extraordinary dividend and the intercompany loan arrangement.
     Financial Pacific Insurance Group, Inc. is a holding company which wholly owns Financial Pacific Insurance Company. FPIG also holds an interest in three statutory business trusts that were formed for the purpose of issuing Floating Rate Capital Securities.
     The acquisition has allowed the Group to continue growing its commercial lines segment, to achieve product and geographic diversification, and to achieve greater scale over time in connection with infrastructure costs such as information technology. Financial Pacific Insurance Company currently writes property and casualty insurance for small and medium-sized businesses in the contractor, manufacturing, retail, services and wholesaling sectors in Arizona, California, Nevada and Oregon, and is licensed in another fifteen states outside the Group’s present focus areas.
OUR INSURANCE COMPANIES
     Mercer Insurance Company
     Mercer Insurance Company is a Pennsylvania insurance company originally incorporated under a special act of the legislature of the State of New Jersey in 1844 as a mutual insurance company. On October 16, 1997, it filed Articles of Domestication with Pennsylvania which changed its state of domicile from New Jersey to Pennsylvania, and then subsequently changed its name to Mercer Insurance Company after the Conversion in 2003. Mercer Insurance Company owns all of the issued and outstanding capital stock of Queenstown Holding Company, Inc., which owns all of the issued and outstanding capital stock of Mercer Insurance Company of New Jersey, Inc. Mercer Insurance Company also owns 49% of the issued and outstanding stock of Franklin Holding Company, Inc., which owns all of the issued and outstanding capital stock of Franklin Insurance Company. The remaining 51% of Franklin Holding Company, Inc. is owned by the Mercer Insurance Group, Inc.
     Mercer Insurance Company is a property and casualty insurer of primarily small and medium-sized businesses and property owners located in New Jersey and Pennsylvania. It markets commercial multi-peril and homeowners policies, as well as other liability, workers’ compensation, fire, allied, inland marine and commercial automobile insurance. Mercer Insurance Company does not market private passenger automobile insurance in New Jersey. Mercer Insurance Company is subject to examination and comprehensive regulation by the Pennsylvania Insurance Department. See “Business — Regulation.”
     Mercer Insurance Company of New Jersey, Inc.
     Mercer Insurance Company of New Jersey, Inc. is a property and casualty insurance company that was incorporated in 1981. It writes the same lines of business as Mercer Insurance Company, with its book of business predominantly located in New Jersey. Mercer Insurance Company of New Jersey, Inc. is subject to examination and comprehensive regulation by the New Jersey Department of Banking and Insurance. See “Business — Regulation.”

     Franklin Insurance Company
     Franklin Insurance Company is a stock property and casualty insurance company that was incorporated in 1997. Mercer Insurance Company acquired 49% of Franklin Insurance Company in 2001, with the remaining 51% acquired by Mercer Insurance Group, Inc. as part of the Conversion transaction in 2003. Franklin Insurance Company currently offers private passenger automobile and homeowners insurance to individuals located in Pennsylvania. Franklin Insurance Company is subject to examination and comprehensive regulation by the Pennsylvania Insurance Department. See “Business - Regulation.”
     Financial Pacific Insurance Company
     Financial Pacific Insurance Company is a stock property and casualty company that was incorporated in California in 1986 and commenced business in 1987. The Group acquired all of the outstanding stock of Financial Pacific Insurance Group, Inc., the holding company for Financial Pacific Insurance Company, on October 1, 2005. FPIC is based in Rocklin, California, and writes primarily commercial package policies for small to medium-sized businesses in targeted classes. It has developed specialized underwriting and claims handling expertise in a number of classes of business, including apartments, restaurants, artisan contractors and ready-mix operators. FPIC’s business is heavily weighted toward the liability lines of business (commercial multi-peril liability, commercial auto) but also includes commercial multi-peril property, commercial auto physical damage and surety for small and medium-sized businesses. FPIC is licensed in nineteen western states, and actively writes insurance in four (Arizona, California, Nevada and Oregon). Prior to 2000, California accounted for nearly all of Financial Pacific’s written premium, but following a systematic and careful effort to diversify into other territories, at the end of 2006 the percentage of FPIC’s business attributable to California declined to 81% of the FPIC book of business. FPIC is subject to examination and comprehensive regulation by the California Department of Insurance. See “Business – Regulation.”
OUR BUSINESS STRATEGIES
     The acquisition of Financial Pacific Insurance Group, Inc. has moved the Group closer to its goals of a higher proportion of commercial lines premiums as well as product and geographic diversity. As a west coast-based commercial writer, the addition of Financial Pacific resulted in an expansion of our geographic scope and a meaningful line of business diversification. After the acquisition, the Group derives in excess of 85% of its direct written premiums from commercial lines of business, with greater geographic and product diversification. We will continue our efforts to pursue geographic and product line diversification in order to diminish the importance of any one line of business, class of business or territory.
     Increase our commercial writings
     In recent years, and including the Financial Pacific acquisition, the Group has taken steps to increase commercial premium volume, and we will continue our focus on this goal. Growth in commercial lines reduces our personal lines exposure as a percentage of our overall exposure, which reduces the relative adverse impact that weather-related property losses can have on us. Increased commercial lines business also benefits us because we have greater flexibility in establishing rates for these lines.
     In order to attract and retain commercial insurance business, we have developed insurance products and underwriting guidelines specifically tailored to meet the needs of particular types of businesses. These programs are continually refined and, if successful, expanded based on input from our producers and our marketing personnel. We are continually looking for new types of business where we can apply this focus.
     We have specialized pricing approaches and/or products designed for religious institutions, contracting, apartment, restaurant, condominium and “main street” accounts as well as various other types of risks. The products, rates and eligibilities vary based on our opinion of the local market opportunities for products in a given area.
     We believe that there is an opportunity to increase our volume of commercial business by working with our existing producers of commercial lines business and forming and developing relationships with new producers that focus on commercial business. We believe an increasing share of this market is desirable and attainable given our existing relationships with our producers and our insureds.

Diversify our business geographically
     As a result of the Financial Pacific acquisition, we have achieved greater geographic diversification of our business. As of December 31, 2006, 2005 and 2004 our direct written premium was distributed as follows (note that the Financial Pacific premium volume is included in the table beginning October 1, 2005):

	Years Ended December 31,			% of Total
	2006	2005	2004	2006	2005	2004
	(In thousands)
Arizona	$5,031	$1,413	$—	2.7%	1.5%	0.0%
California	97,628	23,130	—	52.5%	25.1%	0.0%
Nevada	14,235	2,450	—	7.7%	2.7%	0.0%
New Jersey	51,302	49,744	51,090	27.6%	53.9%	77.7%
Oregon	3,107	907	—	1.7%	1.0%	0.0%
Pennsylvania	14,274	14,555	14,700	7.7%	15.8%	22.3%
Other States	168	41	—	0.1%	0.0%	0.0%

Total	$185,745	$92,240	$65,790	100.0%	100.0%	100.0%

     We hold twenty two state licenses, and we are currently focused on doing business in primarily six of these states. These state licenses provide additional opportunity for future growth when market opportunities dictate utilization of those licenses. If market opportunities indicate desirable growth is available through the acquisition of additional state licenses, we will pursue licenses in new states.
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
     Reduce our ratio of expenses to net premiums earned
     We are committed to improving our profitability by reducing expenses through the use of enhanced technology, by increasing our net premium income through the strategic deployment of our capital and by strategically deploying our workforce to build efficiencies in our processes.
     Reduce our reliance on reinsurance
     We continue to reduce our reliance on reinsurance by increasing our retention of business written by our insurance companies on individual property and casualty risks. Our capital is best utilized by retaining as much profitable business as practical. We continually evaluate our reinsurance program to reduce the cost and achieve the optimal balance between cost and protection.
     We determine the appropriate level of reinsurance based on a number of factors, which include:
•	the amount of capital the Group is prepared to dedicate to support its underwriting activities;

•	our evaluation of our ability to absorb multiple losses; and

•	the terms and limits that we can obtain from our reinsurers.
     A decrease in reinsurance would result in a decrease in ceded premiums and a corresponding increase in net premium income, but would also increase our potential losses from underwriting. See “Business – Reinsurance” for a description of our 2006 reinsurance program and changes to the program for 2007.
COMMERCIAL LINES PRODUCTS
     The following tables set forth the direct premiums written, net premiums earned, net loss ratios, expense ratios and combined ratios of our commercial lines products on a consolidated basis for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Direct Premiums Written:
Commercial multi-peril	$118,030	$44,369	$22,249
Commercial automobile	25,807	7,955	3,089
Other liability	6,246	7,822	9,771
Workers’ compensation	4,697	4,642	4,381
Surety	5,388	1,924	—
Fire, allied, inland marine	1,424	1,003	1,393

Total	$161,592	$67,715	$40,883

Net Premiums Earned:
Commercial multi-peril	$80,760	$29,963	$16,522
Commercial automobile	17,851	5,826	3,185
Other liability	5,710	8,239	7,184
Workers’ compensation	6,001	6,016	4,691
Surety	4,381	1,197	—
Fire, allied, inland marine	413	716	788

Total	$115,116	$51,957	$32,370

Net Loss Ratios:
Commercial multi-peril	64.5%	71.9%	32.6%
Commercial automobile	66.8	48.2	4.4
Other liability	37.3	32.5	41.0
Workers’ compensation	62.7	41.8	28.8
Surety	37.9	15.9	—
Fire, allied, inland marine	93.7	5.4	63.2

Total	62.5%	57.3%	31.9%

Expense Ratio:
Commercial multi-peril	33.6%	31.5%	57.3%
Commercial automobile	29.7	28.4	38.8
Other liability	37.4	44.9	53.7
Workers’ compensation	22.0	27.8	29.7
Surety	17.6	(16.9)	—
Fire, allied, inland marine	58.9	48.3	64.8

Total	32.1%	32.0%	50.9%

Combined Ratios(1):
Commercial multi-peril	98.1%	103.4%	89.9%
Commercial automobile	96.5	76.6	43.2
Other liability	74.7	77.4	94.7
Workers’ compensation	84.7	69.6	58.5
Surety	55.5	(1.1)	—
Fire, allied, inland marine	152.6	53.8	128.0

Total	94.6%	89.3%	82.8%

(1)	A combined ratio over 100% means that an insurer’s underwriting operations are not profitable.

     Commercial Multi-Peril
     We write a number of multi-peril policies providing property and liability coverage. Various risk classes are written on this policy.
     We have a business owners policy that provides property and liability coverages to small businesses. This product is marketed to several distinct groups: (i) apartment building owners; (ii) condominium associations; (iii) business owners who lease their buildings to tenants; (iv) mercantile business owners, such as florists, delicatessens, and beauty parlors; and (v) offices with owner and tenant occupancies. We expect to introduce this product in our California territory within the next two years.
     We offer in New Jersey and Pennsylvania a specialized multi-peril policy specifically designed for religious institutions. This enhanced product offers directors and officers coverage, religious counseling coverage and equipment breakdown coverage (through a reinsurance arrangement). Coverage for child care centers and schools also is available. We offer versions of this product to individual religious institutions as well as to denomination groups who seek coverage for participating member institutions.
     A custom underwritten commercial multi-peril package policy is written in the western states for select contracting classes, as well as small to medium-sized businesses within specified niche markets. This product is focused on commercial accounts primarily in non-urban areas that do not easily fit within a generic business owner policy. The target markets for this product include apartments, artisan and construction contractors, farm labor operations, service contractors, and mercantile (including restaurants) as well as various other risk types.
     Commercial Automobile
     This product is designed to cover primarily trucks used in business, as well as company-owned private passenger type vehicles. Other specialty classes such as church vans, funeral director vehicles and farm labor buses also can be covered. The policy is marketed as a companion offering to our business owners, commercial multi-peril, religious institution, commercial property or general liability policies.
     We also write heavy and extra heavy trucks through our refuse hauler, aggregate hauler and ready-mix programs offered primarily in the western states.
     Other Liability
     We write liability coverage for insureds who do not have property exposure or whose property exposure is insured elsewhere. The majority of these policies are written for contractors such as carpenters, painters or electricians, who often self-insure small property exposures. Coverage for both premises and products liability exposures are regularly provided. Coverage is available for other exposures such as vacant land and habitational risks.
     Commercial umbrella coverage and following form excess is available for insureds who insure their primary general liability exposures with us through a business owners, commercial multi-peril, religious institution or commercial general liability policy. This coverage typically has limits of $1 million to $10 million, but higher limits are available if needed. To improve processing efficiencies and maintain underwriting standards, we prefer to offer this coverage as an endorsement to the underlying liability policy rather than as a separate stand-alone policy, but both versions are available.
     Workers’ Compensation
     We typically write workers’ compensation policies in conjunction with an otherwise eligible business owners, commercial multi-peril, religious institution, commercial property or general liability policy. As of December 31, 2006, most of our workers’ compensation insureds have other policies with us. Workers’ compensation is written only in New Jersey and Pennsylvania.
     Surety
     The Group, through Financial Pacific, writes a mix of contract and subdivision bonds as well as miscellaneous license and permit bonds in our western states. Our bonds are distributed through both our independent agents as well as a direct marketing effort that includes on-line sales via our web-site Bondnow.com.
     Fire, Allied Lines and Inland Marine
     Fire and allied lines insurance generally covers fire and lightning. Inland marine coverage insures merchandise or cargo in transit and business and personal property. We offer these coverages for property exposures in cases where we are not insuring the companion liability exposures. Generally, the rates charged on these policies are higher than those for the same property exposures written on a multi-peril or business owners policy.
PERSONAL LINES PRODUCTS
     The following tables set forth the direct premiums written, net premiums earned, net loss ratios, expense ratios and combined ratios of our personal lines products on a consolidated basis for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Direct Premiums Written:
Homeowners	$15,149	$14,950	$14,666
Personal automobile	6,578	7,057	7,654
Fire, allied, inland marine	1,983	2,037	2,050
Other liability	409	442	493
Workers’ compensation	34	39	43

Total	$24,153	$24,525	$24,906

Net Premiums Earned:
Homeowners	$13,867	$13,465	$13,477
Personal automobile	6,226	6,719	7,197
Fire, allied, inland marine	2,091	2,140	2,194
Other liability	341	442	505
Workers’ compensation	32	37	41

Total	$22,557	$22,803	$23,414

Net Loss Ratios:
Homeowners	66.1%	52.5%	82.8%
Personal automobile	89.4	76.1	77.0
Fire, allied, inland marine	27.7	27.9	28.1
Other liability	109.2	175.4	104.1
Workers’ compensation	60.8	141.0	—

Total	69.6%	59.7%	76.1%

Expense Ratio:
Homeowners	41.8%	50.7%	48.1%
Personal automobile	33.5	42.3	38.9
Fire, allied, inland marine	39.1	48.6	47.7
Other liability	53.7	54.8	32.6
Workers’ compensation	20.8	24.5	25.8

Total	39.4%	48.1%	44.9%

Combined Ratios(1):
Homeowners	107.9%	103.2%	130.9%
Personal automobile	122.9	118.4	115.9
Fire, allied, inland marine	66.8	76.5	75.8
Other liability	162.9	230.2	136.7
Workers’ compensation	81.6	165.4	25.8

Total	109.0%	107.8%	121.0%

(1)	A combined ratio over 100% means that an insurer’s underwriting operations are not profitable.

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
     Combination Dwelling Policy
     Our combination dwelling product is a flexible, multi-line package of insurance coverage. It is targeted to be written on an owner or tenant occupied dwelling of no more than two families. The dwelling policy combines property and liability insurance but also may be written on a monoline basis. The property portion is considered a fire, allied lines and inland marine policy, and the liability portion is considered an other liability policy. This product is available in both New Jersey and Pennsylvania.
     Other Liability
     We write personal lines excess liability, or “umbrella,” policies covering personal liabilities in excess of amounts covered under our homeowners policies. These policies are available generally with limits of $1 million to $5 million. We do not market excess liability policies to individuals unless we also write an underlying primary liability policy.
     Workers’ Compensation
     A small portion of our workers’ compensation premiums are considered personal lines insurance because our New Jersey homeowners policy is required to include workers’ compensation coverage for domestic employees.
MARKETING
     We market our insurance products exclusively through independent producers, with the exception of a relatively small amount of business within our surety book of business marketed online and by direct mail. All of these producers represent multiple carriers and are established businesses in the communities in which they operate. They generally market and write the full range of our insurance companies’ products. We consider our relationships with our producers to be good. For the year ending December 31, 2006, there were no agents in the Group that individually produced greater than 5% of the Group’s direct written premiums. For the years ending December 31, 2005 and 2004, approximately 17% and 24% of the Group’s direct premiums written were produced by two agents.
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
     Producers are compensated through a fixed base commission often with an opportunity for profit sharing depending on the producer’s aggregate premiums earned and loss experience. Profit sharing opportunities are for a producer’s entire book of business with the Group and not specifically for any individual policy. The Group does not have any marketing services agreements, placement services agreements, or similar arrangements. By contract, our producers represent one or more of the Group’s carriers. They are monitored and supported by our marketing representatives, who are employees of the Group. These company representatives also have principal responsibility for recruiting and training new producers.
     Our insurance companies manage their producers through periodic business reviews (with underwriter and marketing participation) and establishment of benchmarks/goals for premium volume and profitability. Our insurance companies in recent years have terminated a number of underperforming producers.
     Our marketing efforts are further supported by our claims philosophy, which is designed to provide prompt and efficient service, resulting in a positive experience for producers and policyholders. We believe that these positive experiences are then conveyed by producers and policyholders to many potential customers.
UNDERWRITING
     Our insurance companies write their personal and commercial lines by evaluating each risk with consistently applied standards. We maintain information on all aspects of our business that is regularly reviewed to determine product line profitability. We also employ a staff of underwriters, who generally specialize in either personal or commercial lines, and have experience as underwriters in their specialized areas. Specific information is monitored with regard to individual insureds to assist us in making decisions about policy renewals or modifications. New property risks are frequently inspected to insure they are as desirable as suggested by the application process.
     We plan on introducing, for selected products, an automated process for acceptance and rejection of small accounts through an internet-based rating system. Based on the success of this process, our goal would be to expand the process to other products at some point in the future. Though there will be less direct underwriter involvement, we are confident that underwriting standards will continue to be maintained as risks will continue to be subject to our standardized underwriting verification processes, including physical inspections.
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
CLAIMS
     Claims on insurance policies are received directly from the insured or through our independent producers. Claims are then assigned to either an in-house adjuster or an independent adjuster, depending upon the size and complexity of the claim. The adjuster investigates and settles the claim. Our trend is to manage an increasing proportion of our claims internally without the use of independent adjusters where scale permits. The Group also has a contingency plan for adjusting and processing claims resulting from a natural catastrophe.
     Claims settlement authority levels are established for each claims adjuster based upon his or her level of experience. Multi-line teams exist to handle all claims. The claims department is responsible for reviewing all claims, obtaining necessary documentation, estimating the loss reserves and resolving the claims.
     We attempt to minimize claims and related legal costs by encouraging the use of alternative dispute resolution procedures. Litigated claims are assigned to outside counsel for many types of claims, however most claims files handled in our western state operations are managed by in-house attorneys who have specialized training relating to construction liability issues and other casualty risks. We believe this arrangement reduces dramatically the cost of managing these types of claims, as the use of in-house attorneys dramatically reduces the cost of defense work.

TECHNOLOGY
     The Group seeks to transact much of its business using technology wherever possible and, in recent years, has made significant investments in information technology platforms, integrated systems and internet-based applications.
     The Group is in the process of phasing out legacy systems, primarily those acquired with Financial Pacific, and consolidating onto one core transactional system. As part of this process, the Group expects to implement a “data warehouse” to house the Group’s legacy data into a similar structure on one technical platform as well as establish an Executive Dashboard with “drill down” capability. This will streamline and simplify management reporting.
     The focus of our ongoing information technology effort is:
•	to streamline how our producers’ transact business with us;

•	to continue to evolve our internal processes to allow for more efficient operations;

•	to enable our producers to efficiently provide their clients with a high level of service;

•	to enhance agency online inquiry capabilities; and

•	to provide agencies with on-line reporting
     We believe that our technology initiative may increase revenues by making it easier for our insurance companies and producers to exchange information and do business. Increased ease of use is also an opportunity for us to lower expenses, eliminating the need to operate more than one system once the transition is complete. This will further reduce technology expense and simplify information technology management.
     We take reasonable steps to protect information we are entrusted with in the ordinary course of business. As a core part of our disaster recovery planning, we have implemented a secure and reliable off-site disk-to-disk backup and restore capability.
     The Group has also expanded a Quality Assurance department within IT reporting to the Chief Information Officer. This group is responsible for quality testing all significant new releases of software applications and provides an independent assessment of the reliability and accuracy of new releases.
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
     The amount and scope of reinsurance coverage to purchase each year is determined based on a number of factors. These factors include the evaluation of the risks accepted, consultations with reinsurance representatives and a review of market conditions, including the availability and pricing of reinsurance. Reinsurance arrangements are placed with non-affiliated reinsurers, and are generally renegotiated annually. For the year ended December 31, 2006, our insurance companies ceded to reinsurers $42.3 million of written premiums, compared to $19.8 million of written premiums for the year ended December 31, 2005, and $8.4 million for the year ended December 31, 2004. The increase in 2006 and 2005 relates largely to the inclusion of the reinsurance premiums ceded by Financial Pacific Insurance Company, which was acquired by the Group on October 1, 2005.
     The largest exposure retained in 2006, 2005 and 2004 on any one individual property risk was $500,000. For 2007, that retention will increase to $750,000. Individual property risks in excess of these amounts are covered on an excess of loss basis pursuant to various reinsurance treaties. All property lines of business, including commercial automobile physical damage, are reinsured under the same treaties.
     Except for umbrella liability, individual casualty risks that are in excess of $500,000 (excess of $750,000 in 2007) are covered on an excess of loss basis up to $1.0 million per occurrence, pursuant to various reinsurance treaties. Casualty losses in excess of $1.0 million arising from workers’ compensation claims are reinsured up to $10.0 million on a per occurrence and per person treaty basis. Umbrella liability losses (except for policies issued by Financial Pacific) are reinsured on a 75% quota share basis up to $1.0 million and a 100% quota share basis in excess of $1.0 million. Financial Pacific’s umbrella program is 100% reinsured.
     For the surety line of business, written exclusively by Financial Pacific, the Group maintains an excess of loss contract under which it retains the first $500,000 and 10% of the next $3.0 million resulting in a maximum retention of $800,000 per principal.
     Catastrophic reinsurance protects the ceding insurer from significant aggregate loss exposure. Catastrophic events include windstorms, hail, tornadoes, hurricanes, earthquakes, riots, blizzards, terrorist activities and freezing temperatures. We purchase layers of excess treaty reinsurance for catastrophic property losses. We reinsure 100% of losses per occurrence in excess of $2.0 million, up to a maximum of $32.0 million per occurrence. Effective for 2007, the catastrophe coverage retention was increased to $5.0 million and the maximum limit was increased to $55.0 million.
     The Group also carries coverage for acts of terrorism of $10.0 million excess of $2.0 million. Effective 2007, the coverage was changed to $10.0 million excess of $3.0 million. This coverage does not apply to nuclear, chemical or biological events.
     Prior to 2007, Financial Pacific Insurance Company had a separate reinsurance program from the other insurance companies in the Group, which was largely a continuation of the program it had in place immediately prior to its acquisition by the Group. Commercial multi-peril property and auto physical damage coverage was reinsured, through a $1,650,000 excess of $350,000 excess of loss contract. Excess of $2 million, Financial Pacific had a semi-automatic facultative agreement, which provided $8 million of coverage. On casualty business Financial Pacific maintained two reinsurance layers, $250,000 excess of $250,000, and $500,000 excess of $500,000, respectively, for commercial multiple peril liability and commercial automobile liability with a syndicate of reinsurers. The maximum exposure on any one casualty risk was $250,000. Excess of $1 million, there is a semi-automatic facultative agreement, which provides $5 million of coverage.
     As of January 1, 2006, Financial Pacific terminated its 2005 property quota share and casualty excess of loss reinsurance contracts and restructured its reinsurance program to the structure described in the preceding paragraph. The restructuring also included the assumption of ceded unearned premium by Financial Pacific from the 2005 property quota share and casualty excess of loss agreements. These assumed premiums were then ceded into the respective 2006 treaties, which due to the reduced ceding rates, resulted in a $5.6 million increase in net written and earned premium for the year ending December 31, 2006.
     During the third quarter of 2006, the Group commuted all reinsurance agreements with Alea North America Insurance Company (Alea). These reinsurance agreements included participation in the property quota share and casualty excess of loss treaties. As a result of the commutation the Group received a cash payment of $4.5 million, and recorded a pre-tax net loss on commutation of $160,000.
     The reinsurance program renewed for 2007 with a number of changes focused on taking advantage of the Group’s capital position by reducing the level of ceded premium and retaining more of the business it writes. Effective, January 1, 2007, the Group increased its retention to $750,000 on the casualty, property and workers’ compensation lines of business. Additionally, the Group strengthened the credit quality of its reinsurers by replacing the various syndicates of reinsurers on its primary treaties (i.e., treaties covering risk limits less than $1.0 million on casualty lines, less than $5.0 million on property lines and less than $10 million on workers’ compensation) with a single reinsurer, General Reinsurance Corporation, rated A++ (Superior) by A.M. Best, their highest rating.
     In conjunction with the renewal of the reinsurance program in 2007, the 2006 reinsurance treaties were terminated on a run-off basis, which requires that for policies in force as of December 31, 2006, these reinsurance agreements continue to cover losses occurring on these policies in the future. Therefore, the Group will continue to remit premiums to and collect reinsurance recoverables from these syndicates of reinsurers as the underlying business runs off.
     Some of the Group’s reinsurance treaties have included provisions that establish minimum and maximum cessions and allow limited participation in the profit of the ceded business. Generally, the Group shares on a limited basis in the profitability through contingent ceding commissions. Exposure to the loss experience is contractually defined at minimum and maximum levels, and the terms of such contracts are fixed at inception. Since estimating the emergence of claims to the applicable reinsurance layers is subject to significant uncertainty, the net amounts that will ultimately be realized may vary significantly from the estimated amounts presented in the Group’s results of operations.
     The insolvency or inability of any reinsurer to meet its obligations to us could have a material adverse effect on our results of operations or financial condition. As of December 31, 2006, the Group’s five largest reinsurers based on percentage of ceded premiums are set forth in the following table:

		Percentage
		of Ceded	A.M. Best
Name		Premiums	Rating
1.	Partner Reinsurance Company of the U.S.	26.7%	A+
2.	QBE Reinsurance Corporation	14.6%	A
3.	Berkley Insurance Company	12.0%	A
4.	ACE Property & Casualty Insurance Company	12.0%	A+
5.	General Reinsurance Company	6.3%	A++

     The following table sets forth the five largest amounts of loss and loss expenses recoverable from reinsurers on unpaid claims as of December 31, 2006.

		Loss and
		Loss Expenses
		Recoverable on	A.M. Best
Name		Unpaid Claims	Rating
		(In thousands)
1.	Partner Reinsurance Company of the U.S.	$22,596	A+
2.	Berkley Insurance Company	18,561	A
3.	QBE Reinsurance Corporation	12,365	A
4.	Continental Casualty Company	9,434	A
5.	GE Reinsurance Corporation	3,896	A+
The A++, A+, A and A- ratings are the top four highest of A.M. Best’s 16 ratings. According to A.M. Best, companies with a rating of “A++” or “A+” are rated “Superior”, with “...a superior ability to meet their ongoing obligations to policyholders.” Companies with a rating of “A” or “A-” are rated “Excellent”, with “...an excellent ability to meet their ongoing obligations to policyholders.”
     Reinsurance Assumed
     We generally do not assume risks from other insurance companies. However, we are required by statute to participate in certain residual market pools. This participation requires us to assume business for workers’ compensation and for property exposures that are not insured in the voluntary marketplace. We participate in these residual markets pro rata on a market share basis, and as of December 31, 2006, our participation is not material. For the years ended December 31, 2006, 2005 and 2004, our insurance companies assumed $2.4 million, $2.9 million and $2.1 million of written premiums, respectively.
INTERCOMPANY AGREEMENTS
     Our insurance companies are parties to a Reinsurance Pooling Agreement. Under this agreement, all premiums, losses and underwriting expenses of our insurance companies are combined and subsequently shared based on each individual company’s statutory surplus from the most recently filed statutory annual statement. The Pool has no impact on our consolidated results. FPIC joined the Group’s Pool on January 1, 2006, upon completion of the regulatory approval process. In connection with its participation in the Pool, FPIC transferred approximately $54 million in assets to the other companies in the pooling agreement to recognize their assumption of a portion of its loss and loss adjustment expense and unearned premium reserves.
     The Group’s insurance subsidiaries are parties to a Services Allocation Agreement. Pursuant to this agreement, any and all employees of the Group were transferred to, and became employees of, BICUS Services Corporation, a wholly owned subsidiary of Mercer Insurance Company. BICUS has agreed to perform all necessary functions and services required by the subsidiaries of the Group in conducting their respective operations. In turn, the subsidiaries of the Group have agreed to reimburse BICUS for its costs and expenses incurred in rendering such functions and services in an amount determined by the parties. The Services Allocation Agreement has no impact on our consolidated results.
     The Group and its subsidiaries are parties to a consolidated Tax Allocation Agreement that allocates each company a pro rata share of the consolidated income tax expense based upon its contribution of taxable income to the consolidated group. The Tax Allocation Agreement has no impact on our consolidated results.
LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
     Our insurance companies are required by applicable insurance laws and regulations to maintain reserves for payment of losses and loss adjustment expenses (LAE). These reserves are established for both reported claims and for claims incurred but not reported (IBNR), arising from the policies they have issued. The provision must be made for the ultimate cost of those claims without regard to how long it takes to settle them or the time value of money. The determination of reserves involves actuarial projections of what our insurance companies expect to be the cost of the ultimate settlement and administration of such claims. The reserves are set based on facts and circumstances then known, estimates of future trends in claims severity, and other variable factors such as inflation and changing judicial theories of liability.

     In light of such uncertainties, the Group also relies on policy language, developed by the Group and by others, to exclude or limit coverage where not intended. If such language is held by a court to be invalid or unenforceable it could materially adversely affect the Group’s results of operations and financial position. The possibility of expansion of an insurer’s liability, either through new concepts of liability or through a court’s refusal to accept restrictive policy language, adds to the inherent uncertainty of reserving for claims.
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
     Because the establishment of loss reserves is an inherently uncertain process, we cannot be certain that ultimate losses will not exceed the established loss reserves and have a material adverse effect on the Group’s results of operations and financial condition. We do not discount our reserves to recognize the time value of money. We do not believe our insurance companies are subject to any material potential asbestos or environmental liability claims.
     See additional discussion of loss and loss adjustment expense reserves in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies” under the sections titled “Liabilities for Loss and Loss Adjustment Expenses”, “Methods Used to Estimate Loss and Loss Adjustment Expense Reserves” and “Description of Ultimate Loss Estimation Methods”.
     The following table provides a reconciliation of beginning and ending consolidated loss and LAE reserve balances of the Group for the years ended December 31, 2006, 2005 and 2004, prepared in accordance with U.S. generally accepted accounting principles.

RECONCILIATION OF RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

	2006	2005	2004
	(In thousands)
Reserves for losses and loss adjustment expenses at the beginning of period	$211,679	$36,028	$37,261
Less: Reinsurance recoverable and receivables	(78,744)	(3,063)	(5,036)

Net reserves for losses and loss adjustment expenses at beginning of period	132,935	32,965	32,225
Reserves acquired in subsidiary acquisition, net	—	91,894	—

Net balance, as adjusted	132,935	124,859	32,225
Add: Provision for losses and loss adjustment expenses for claims occurring in:
Current year	79,275	43,921	29,024
Prior years	8,422	(537)	(886)

Total incurred	87,697	43,384	28,138

Less: Loss and loss adjustment expenses payments for claims occurring in:
Current year	23,284	20,729	14,626
Prior years	32,826	14,579	12,772

Total paid	56,110	35,308	27,398

Net balance, December 31	164,522	132,935	32,965
Plus reinsurance recoverable on unpaid losses and loss expenses at end of period	85,933	78,744	3,063

Reserves for losses and loss adjustment expenses at end of period	$250,455	$211,679	$36,028

     As a result of changes in estimates of insured events in prior years, the liabilities for losses and loss adjustment expenses increased by $8.4 million in 2006 and decreased by $0.5 million and $0.9 million in 2005 and 2004, respectively.
     The following table presents the increase (decrease) in the liability for unpaid losses and loss adjustment expenses attributable to insured events of prior years incurred in the year ended December 31, 2006 by line of business. Amounts shown in the 2005 column of the table include information relating to Financial Pacific Insurance Company, which was acquired on October 1, 2005, and accounted for as a purchase business combination.

		Year Ended December 31,
				2003
	Total	2005	2004	and Prior
		(In Thousands)
Commercial multi-peril	$9,618	$7,941	$334	$1,343
Commercial automobile	(1,968)	(2,085)	29	88
Other liability	(292)	(510)	129	89
Workers’ compensation	525	50	1,021	(546)
Homeowners	(55)	204	810	(1,069)
Personal automobile	571	57	217	297
Other lines	23	(132)	(13)	168

Net prior year development	$8,422	$5,525	$2,527	$370

     Each quarter, we compute our estimated ultimate liability using actuarial principles and procedures applicable to the lines of business written. The establishment of loss and loss adjustment expense reserves is an inherently uncertain process and reserve uncertainty stems from a variety of sources. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustment is made. A discussion of factors contributing to an increase (decrease) in the liability for unpaid losses and loss adjustment expenses for the Group’s two major lines of business, representing 81% of total carried loss and loss adjustment expenses at December 31, 2006, follows:
     Commercial multi-peril
     With $120.1 million of recorded reserves, net of reinsurance, at December 31, 2006, commercial multi-peril is the line of business that carries the largest net loss and loss adjustment expense reserves, representing 73% of the Group’s total carried net loss and loss adjustment expense reserves at December 31, 2006. As a result of changes in estimates of insured events in prior years, the liabilities for prior year losses and loss adjustment expenses for the commercial multi-peril line of business increased by $9.6 million in 2006.
     The strengthening of net loss and loss adjustment expense reserves in the commercial multi-peril line reflects refinement in the assumptions and techniques supporting the reserve estimates, primarily on the contractor liability book of business. Contractor liability claims, particularly construction defect claims, are long-tailed in nature and develop over a period of ten to twelve years, based on the related statute of limitations. The increase in our estimates of insured events of prior years relates primarily to a higher than expected level of claims being reported in 2006 for such prior years. Actuarial methods are used to predict future development which is assumed to follow an expected pattern that is supported by historical data and industry trends. This line of business and related reserving assumptions are inherently uncertain and several factors, including newly observed trends, taken into consideration in the actuarial analysis can cause volatility in the determination of net ultimate losses.
     Commercial automobile
     With $13.4 million of recorded reserves, net of reinsurance, at December 31, 2006, commercial automobile is the Group’s second largest reserved line of business, representing 8% of the Group’s total carried net loss and loss adjustment expense reserves at December 31, 2006. As a result of changes in estimates of insured events in prior years, the liabilities for losses and loss adjustment expenses for the commercial automobile line of business decreased by $2.0 million in 2006. The development of net ultimate losses on the commercial automobile line of business was better than expected in 2006, primarily as a result of a reduction in claims frequency and a lower than expected incurred. Our expansion into heavy vehicle programs such as ready mix and aggregate haulers has not translated into the expected increased level of loss activity.
     The following tables show the development of our consolidated reserves for unpaid losses and LAE from 1996 through 2006 determined under U.S. generally accepted accounting principles (GAAP). The top line of each table shows the liabilities, net of reinsurance, at the balance sheet date, including losses incurred but not yet reported. The upper portion of each table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The lower portion of each table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. A redundancy exists when the re-estimated liability at each December 31 is less than the prior liability estimate. Similarly, a deficiency exists when the re-estimated liability at each December 31 is greater than the prior liability estimate. The “cumulative redundancy” depicted in the tables, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.
     Amounts shown in the 2005 column of the table include information relating to Financial Pacific Insurance Company for all accident years prior to 2005.

	Year Ended December 31,
	1996	1997	1998	1999	2000	2001
	(In thousands)
Liability for unpaid losses and LAE net of reinsurance recoverable	$20,074	$19,851	$22,565	$23,643	$24,091	$25,634
Cumulative amount of liability paid through:
One year later	6,042	4,536	5,525	5,842	5,726	7,376
Two years later	8,829	7,537	8,655	8,627	9,428	11,850
Three years later	11,143	9,738	10,605	11,237	12,142	15,610
Four years later	12,472	10,975	11,893	12,726	14,139	18,493
Five years later	13,422	11,550	12,554	13,613	15,750	20,123
Six years later	13,826	11,816	13,034	14,865	16,628
Seven years later	14,043	12,118	13,888	15,702
Eight years later	14,236	12,610	14,600
Nine years later	14,581	12,939
Ten years later	14,807
Liability estimated as of:
One year later	19,018	17,874	19,909	19,689	20,810	23,490
Two years later	17,634	16,440	17,478	18,506	19,539	22,084
Three years later	16,987	14,711	16,625	17,484	17,745	22,522
Four years later	15,905	14,204	15,826	16,167	18,050	22,047
Five years later	15,769	13,913	14,762	16,200	17,751	21,817
Six years later	15,483	13,273	14,955	16,604	17,934
Seven years later	14,986	13,462	15,329	16,791
Eight years later	15,191	13,463	15,523
Nine years later	15,356	13,703
Ten years later	15,482

Cumulative total redundancy (deficiency), net	$4,592	$6,148	$7,042	$6,852	$6,157	$3,817

Gross liability — end of year	35,221	31,872	30,948	29,471	28,766	31,059
Reinsurance recoverable — end of year	15,147	12,021	8,383	5,828	4,676	5,425

Net liability — end of year	$20,074	$19,851	$22,565	$23,643	$24,090	$25,634

Gross re-estimated liability — latest	25,291	21,845	20,900	21,701	22,294	26,945
Re-estimated reinsurance recoverable — latest	9,809	8,142	5,376	4,910	4,360	5,128

Net re-estimated liability — latest	$15,482	$13,703	$15,524	$16,791	$17,934	$21,817

Cumulative total redundancy (deficiency), gross	$9,930	$10,027	$10,048	$7,770	$6,472	$4,114

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands)
Liability for unpaid losses and LAE net of reinsurance recoverable	$27,198	$32,225	$32,965	$132,935	$164,522
Cumulative amount of liability paid through:
One year later	8,840	12,772	14,580	32,826
Two years later	15,442	20,624	23,011
Three years later	19,947	26,610
Four years later	23,126
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Ten years later
Liability estimated as of:
One year later	26,601	31,339	32,427	141,357	—
Two years later	26,924	32,392	35,323
Three years later	26,681	32,763
Four years later	26,507
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Ten years later

Cumulative total redundancy (deficiency), net	$691	$(538)	$(2,358)	$(8,422)	$—

Gross liability — end of year	31,348	37,261	36,028	211,679	250,455
Reinsurance recoverable — end of year	4,150	5,036	3,063	78,744	85,933

Net liability — end of year	$27,198	$32,225	$32,965	$132,935	$164,522

Gross re-estimated liability — latest	31,490	39,105	40,777	222,153
Re-estimated reinsurance recoverable — latest	4,983	6,342	5,453	80,797

Net re-estimated liability — latest	$26,507	$32,763	$35,324	$141,356

Cumulative total redundancy (deficiency), gross	$(142)	$(1,844)	$(4,749)	$(10,474)

INVESTMENTS
     On a consolidated basis, all of our investments in fixed income and equity securities are classified as available for sale and are carried at fair value.
     An important component of our consolidated operating results has been the return on invested assets. Our investment objectives are to: (i) maximize current yield, (ii) maintain safety of capital through a balance of high quality, diversified investments that minimize risk, (iii) maintain adequate liquidity for our insurance operations, (iv) meet regulatory requirements, and (v) increase surplus through appreciation. However, in order to enhance the yield on our fixed income securities, our investments generally have a longer average maturity than the life of our liabilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the subsection entitled “Quantitative and Qualitative Information about Market Risk.”

     Our investment policy requires that investments be made in a portfolio consisting of bonds, equity securities, and short-term money market instruments. Our equity investments are concentrated in companies with larger capitalizations. The investment policy does not permit investment in unincorporated businesses, private placements or direct mortgages, foreign denominated securities, financial guarantees or commodities. The Board of Directors of the Group has developed this investment policy and reviews it periodically.
     The following table sets forth consolidated information concerning our investments. The growth and changes in the distribution of the fixed income securities portfolio among the categories in the table below from December 31, 2004 to December 31, 2005 reflects the acquisition of Financial Pacific Insurance Group, Inc. on October 1, 2005.

	At December 31, 2006		At December 31, 2005		At December 31, 2004
	Cost (2)	Fair Value	Cost (2)	Fair Value	Cost (2)	Fair Value
			(In thousands)
Fixed income securities (1):
United States government and government agencies (3)	$75,683	$74,981	$75,864	$75,001	$17,870	$17,700
Obligations of states and political subdivisions	116,361	116,298	80,728	80,278	35,801	35,745
Industrial and miscellaneous	53,298	52,717	55,326	54,732	16,896	16,781
Mortgage-backed securities	29,427	29,458	19,273	19,118	30,535	30,431

Total fixed income securities	274,769	273,454	231,191	229,129	101,102	100,657
Equity securities	10,940	16,522	8,599	14,981	16,145	24,447
Short-term investments	7,692	7,692	4,289	4,289	—	—

Total	$293,401	$297,668	$244,079	$248,399	$117,247	$125,104

(1)	In our consolidated financial statements, investments are carried at fair value.

(2)	Original cost of equity securities; original cost of fixed income securities adjusted for amortization of premium and accretion of discount.

(3)	Includes approximately $48,840 (cost) and $48,548 (estimated fair value) of the mortgage-backed securities backed by the U.S. government and government agencies.
     The table below contains consolidated information concerning the investment ratings of our fixed maturity investments at December 31, 2006.

	Amortized
Type/Ratings of Investment (1)	Cost	Fair Value	Percentages(2)
	(Dollars in thousands)
U.S. government and agencies	$75,683	$74,981	27.4%
AAA	138,047	138,027	50.5%
AA	22,140	22,000	8.0%
A	36,639	36,082	13.2%
BBB	1,870	1,844	0.7%
BB	390	520	0.2%

Total	$274,769	$273,454	100.0%

(1)	The ratings set forth in this table are based on the ratings assigned by Standard & Poor’s Corporation (S&P). If S&P’s ratings were unavailable, the equivalent ratings supplied by Moody’s Investors Services, Inc., Fitch Investors Service, Inc. or the NAIC were used where available.

(2)	Represents the fair value of the classification as a percentage of the total fair value of the portfolio.

     The table below sets forth the maturity profile of our consolidated fixed maturity investments as of December 31, 2006 (note that mortgage-backed securities in the below table include securities backed by the U.S. government and agencies):

	Amortized
Maturity	Cost (1)	Fair Value	Percentages (2)
	(Dollars in thousands)
1 year or less	$6,004	$5,956	2.2%
More than 1 year through 5 years	71,712	70,871	25.9%
More than 5 years through 10 years	76,704	76,193	27.9%
More than 10 years	42,082	42,428	15.5%
Mortgage-backed securities	78,267	78,006	28.5%

Total	$274,769	$273,454	100.0%

(1)	Fixed maturities are carried at fair value in our consolidated financial statements.

(2)	Represents the fair value of the classification as a percentage of the total fair value of the portfolio.
     As of December 31, 2006, the average maturity of our fixed income investment portfolio (excluding mortgage-backed securities) was 5.4 years. Our fixed maturity investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, corporate bonds and mortgage-backed securities, most of which are exposed to changes in prevailing interest rates. We carry these investments as available for sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and board of directors and consultation with our financial advisor.
     Our consolidated average cash and invested assets, net investment income and return on average cash and invested assets for the years ended December 31, 2006, 2005 and 2004 were as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Average cash and invested assets	$294,358	$155,800	$139,015
Net investment income	10,070	4,467	2,841
Return on average cash and invested assets	3.4%	2.9%	2.0%
     We have one non-traded equity security, a non-voting common stock in Excess Reinsurance Company, which is carried at $0.9 million. Excess Reinsurance Company paid a special dividend to the Group in 2006, 2005 and 2004 in the amount of $228,000, $183,000 and $274,000, respectively. Its fair value is estimated at the statutory book value as reported to the National Association of Insurance Commissioners (NAIC). Other non-traded securities, which are not material in the aggregate, are carried at cost.
A.M. BEST RATING
     A.M. Best rates insurance companies based on factors of concern to policyholders. All companies in the Group, including Financial Pacific Insurance Company effective January 1, 2006, participate in the intercompany pooling agreement (see “Intercompany Agreements” above) and have been assigned a group rating of “A” (Excellent) by A.M. Best. The Group has been assigned that rating for the past 6 years. An “A” rating is the third highest of A.M. Best’s 16 possible rating categories.
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
COMPETITION
     The property and casualty insurance market is very highly competitive. Our insurance companies compete with stock insurance companies, mutual companies, local cooperatives and other underwriting organizations. Some of these competitors have substantially greater financial, technical and operating resources than our insurance companies. Within our producer’s offices we compete to be a preferred market for desirable business, as well as competing with other carriers to attract and retain the best producers. Our ability to compete successfully in our principal markets is dependent upon a number of factors, many of which are outside our control. These factors include market and competitive conditions. Many of our lines of insurance are subject to significant price competition. Some companies may offer insurance at lower premium rates through the use of salaried personnel or other distribution methods, rather than through independent producers paid on a commission basis (as our insurance companies do). In addition to price, competition in our lines of insurance is based on quality of the products, quality and speed of service, financial strength, ratings, distribution systems and technical expertise.
     Pricing in the property and casualty insurance industry historically has been and remains cyclical. During a soft market cycle, price competition becomes prevalent, which makes it difficult to write and retain properly priced personal and commercial lines business. In response to what management believes is driven by the current soft market, the marketplace is populated with some competitors who are significantly reducing their prices and/or offering coverage terms that are generous in relation to the premium charges being made. We believe that in some instances, the prices and terms being offered, if matched by us, would not provide us with an adequate rate of return, if any.
     Our policy is to maintain disciplined underwriting during soft markets, declining business which is inadequately priced for its level of risk. The market has become very highly competitive, with increasing competition recently being seen in virtually all classes of commercial accounts, package policies and in the Pennsylvania personal auto market. This results in fewer new business opportunities for us and more challenging renewals, which can adversely impact premium revenue levels for the Group. We continue to focus on long-term profitability rather than short-term revenue. We also continue to work with our agents to target classes of business and accounts compatible with our underwriting appetite, which includes certain types of religious institutions risks, contracting risks, small business risks and property risks.
     Many of our competitors offer internet-based quoting and/or policy issuance systems to their producers. In response to this improvement in marketplace technology, are developing information system applications to create an automated process for acceptance and rejection of accounts through an internet-based rating system.
     A new form of competition may enter the marketplace as reinsurers attempt to diversify their insurance risk by writing business in the primary marketplace. The Group also faces competition, primarily in the commercial insurance market, from entities that may desire to self-insure their own risks.

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
     Examinations
     Examinations are conducted by the Pennsylvania Insurance Department, the California Department of Insurance, and the New Jersey Department of Banking and Insurance every three to five years. The Pennsylvania Insurance Department’s last examination of Mercer Insurance Company was as of December 31, 2004. Their last examination of Franklin Insurance Company was as of December 31, 2004. The New Jersey Department of Banking and Insurance’s last examination of Mercer Insurance Company of New Jersey, Inc. was as of December 31, 2004. The last examination of Financial Pacific Insurance Company by the California Department of Insurance was as of December 31, 2003.

     These examinations did not result in any adjustments to the financial position of any of our insurance companies. In addition, there were no substantive qualitative matters indicated in the examination reports that had a material adverse impact on the operations of our insurance companies.
     NAIC Risk-Based Capital Requirements
     In 1990, the NAIC began an accreditation program to ensure that states have adequate procedures in place for effective insurance regulation, especially with respect to financial solvency. The accreditation program requires that a state meet specific minimum standards in over five regulatory areas to be considered for accreditation. The accreditation program is an ongoing process and once accredited, a state must enact any new or modified standards approved by the NAIC within two years following adoption. As of December 31, 2006, Pennsylvania, New Jersey, and California, the states in which our insurance company subsidiaries are domiciled, were accredited.
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

     Market Conduct Regulation
     State insurance laws and regulations include numerous provisions governing trade practices and the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, illustrations, advertising, sales practices and complaint handling. State regulatory authorities generally enforce these provisions through periodic market conduct examinations, which the Group is subject to from time to time. No material issues have been raised in the market conduct exams performed on the Group’s insurance subsidiaries.
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
     State insurance laws and regulations require us to participate in mandatory property-liability “shared market,” “pooling” or similar arrangements that provide certain types of insurance coverage to individuals or others who otherwise are unable to purchase coverage voluntarily provided by private insurers. Shared market mechanisms include assigned risk plans; fair access to insurance requirements or “FAIR” plans; and reinsurance facilities, such as the New Jersey Unsatisfied Claim and Judgment Fund. In addition, some states require insurers to participate in reinsurance pools for claims that exceed specified amounts. Our participation in these mandatory shared market or pooling mechanisms generally is related to the amounts of our direct writings for the type of coverage written by the specific arrangement in the applicable state. For the three years ended December 31, 2006, 2005 and 2004, we received earned premium from these arrangements in the amounts of $2,539,000, $2,696,000, and $1,829,000, respectively, and incurred losses and loss adjustment expenses from these arrangements in the amounts of $3,908,000, $2,249,000, and $1,565,000, respectively. The increase in the incurred losses and loss adjustment expenses in 2006 reflects an increase in management’s estimate of incurred but not reported claims experience. Because we do not have a significant amount of direct writings in the coverages written under these arrangements, we do not anticipate that these arrangements will have a material effect on us in the future. However, we cannot predict the financial impact of our participation in any shared market or pooling mechanisms that may be implemented in the future by the states in which we do business.
     Guaranty Fund Laws
     Many states have guaranty fund laws under which insurers doing business in the state can be assessed to fund policyholder liabilities of insolvent insurance companies. The states in which our insurance companies do business have such laws. Under these laws, an insurer is subject to assessment depending upon its market share in the state of a given line of business. For the years ended December 31, 2006, 2005 and 2004, we incurred approximately $105,000, $168,000, and ($28,000), respectively, in assessments pursuant to state insurance guaranty association laws. The negative assessment incurred in 2004 reflects the settlement of guaranty fund assessments for 2002 and 2001 at more favorable rates than anticipated. We establish reserves relating to insurance companies that are subject to insolvency proceedings when we are notified of assessments by the guaranty associations. We cannot predict the amount and timing of any future assessments on our insurance companies under these laws.
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
     During 2006, the SEC proposed interpretive guidance for management on evaluating internal control over financial reporting. In a related step, the Public Company Accounting Oversight Board proposed a revised standard for audits of internal control over financial reporting. All these actions are intended to make compliance with Section 404 of the SOA more cost-effective. As the SEC provides new requirements, we will review those rules and comply as required.
     The Group’s common stock trades on the NASDAQ National Market. NASDAQ also has adopted corporate governance rules that require additional compliance and supplement the SEC requirements under the SOA. We believe we are in compliance with all NASDAQ rules.
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

     We are currently charging a premium for certified terrorism coverage on our businessowners, commercial automobile, commercial workers’ compensation, tenant-occupied dwelling, special contractors, special multi-peril, monoline commercial fire, monoline general liability and religious institution policies. Insureds that are charged a terrorism premium have the option (except workers’ compensation) of deleting certified terrorism coverage to reduce their premium costs; however most do not do so. Insureds under commercial workers’ compensation policies do not have the option to delete the certified terrorism coverage. Most other policies include certified terrorism coverage at no additional cost. Where allowed, we exclude coverage for losses that are from events not certified as terrorism events, with no buyback option available to the policyholder.
     The legislation that created the Terrorism Risk Insurance Act of 2002 expires on December 31, 2008. If this legislation is not extended beyond that date, all potential reimbursement for certified terrorism losses will end on that date.
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
     New and Proposed Legislation and Regulations
     The property and casualty insurance industry continues to receive a considerable amount of publicity related to pricing, coverage terms, the lack of availability of insurance, and the issue of paying profit-sharing commissions to agents. Regulations and legislation are being proposed to limit damage awards, to control plaintiffs’ counsel fees, to bring the industry under regulation by the federal government and to control premiums, policy terminations and other policy terms. We are unable to predict whether, in what form, or in what jurisdictions, any regulatory proposals might be adopted or their effect, if any, on our insurance companies.

     Dividends
     Our insurance companies are restricted by the insurance laws of their respective states of domicile regarding the amount of dividends or other distributions they may pay without notice to or the prior approval of the state regulatory authority.
     Under Pennsylvania law, there is a maximum amount of dividends that may be paid by Mercer Insurance Company to Mercer Insurance Group during any twelve-month period after notice to, but without prior approval of, the Pennsylvania Insurance Department. This limit is the greater of 10% of Mercer Insurance Company’s statutory surplus as reported on its most recent annual statement filed with the Pennsylvania Insurance Department, or the net income of Mercer Insurance Company for the period covered by such annual statement. As of December 31, 2006, the amounts available for payment of dividends from Mercer Insurance Company in 2007, without the prior approval of the Pennsylvania Insurance Department is approximately $5.9 million. In 2005, Mercer Insurance Company applied for, and received, approval to pay an extraordinary dividend of $10 million, which was used in connection with the acquisition of Financial Pacific Insurance Group, Inc.
     All dividends from Financial Pacific Insurance Company to Financial Pacific Insurance Group, Inc. (wholly owned by Mercer Insurance Group, Inc.) require prior notice to the California Department of Insurance. All “extraordinary” dividends require advance approval, and the payment of ordinary dividends made for the purpose of servicing debt of the Group has been restricted and requires prior written consent. A dividend is deemed “extraordinary” if, when aggregated with all other dividends paid within the preceding 12 months, the dividend exceeds the greater of (a) statutory net income (excluding unrealized capital gains) for the preceding calendar year or (b) 10% of statutory surplus as of the preceding December 31. As of December 31, 2006, the amounts available for payment of dividends from Financial Pacific Insurance Company in 2007, without the prior approval, in addition to those dividends required to service debt of the Group, for which pre-approval is required, is approximately $5.6 million.
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
EMPLOYEES
     All of our employees are employed directly by BICUS Services Corporation, a wholly owned subsidiary of Mercer Insurance Company. Our insurance companies do not have any employees. BICUS provides management services to all of our insurance companies. As of December 31, 2006, the total number of full-time equivalent employees of BICUS was 214, as compared to the prior-year total of 193. The increase in 2006 is attributable to the filling of vacant positions at Financial Pacific that were held open until the merger was complete in the fall of 2005 as well as additions in staff Group-wide to support strategic initiatives. None of these employees are covered by a collective bargaining agreement and BICUS believes that its employee relations are good.

ITEM 1A. RISK FACTORS
Risks Relating to Our Business and Industry
Catastrophic Events
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
     We attempt to mitigate catastrophe risk by reinsuring a portion of our exposure. However, reinsurance may prove inadequate if:
-	A major catastrophic loss exceeds the reinsurance limit;

-	A number of small catastrophic losses occur which individually fall below the reinsurance retention level.
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
Loss Reserves
     We maintain reserves to cover amounts we estimate will be needed to pay for insured losses and for the expenses necessary to settle claims. Estimating loss and loss expense reserves is a difficult and complex process involving many variables and subjective judgments. Estimates are based on management assessment of the known facts and circumstances, prediction of future events, claims severity and frequency and other subjective factors. We regularly review our reserving techniques and our overall amount of reserves. We review historical data and consider the impact of various factors such as:
-	trends in claim frequency and severity;

-	information regarding each claim for losses;

-	legislative enactments, judicial decisions and legal developments regarding damages; and

-	trends in general economic conditions, including inflation.
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
Terrorism
     The threat of terrorism, both within the United States and abroad, and military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and declines in the equity markets in the United States, Europe and elsewhere, as well as loss of life, property damage, additional disruptions to commerce and reduced economic activity. Actual terrorist attacks could cause losses from insurance claims related to the property and casualty insurance operations of the Group as well as a decrease in our stockholders’ equity, net income and/or revenue. The Terrorism Risk Insurance Act of 2002 requires that some coverage for terrorist loss be offered by primary property insurers and provides Federal assistance for recovery of claims through 2008. In addition, some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and economic activity caused by the continued threat of terrorism, ongoing military and other actions and heightened security measures.

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
     Significant variation in reinsurance availability and cost could result in us being unable to maintain our desired reinsurance coverage or to obtain other reinsurance coverage in adequate amounts and at favorable rates. If we are unable to renew our expiring coverage or obtain new coverage, it will be difficult for us to manage our underwriting risks and operate our business profitably.
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
     We are also subject to various accounting and financial requirements established by the NAIC. If we fail to comply with these laws, regulations and requirements, it could result in consequences ranging from a regulatory examination to a regulatory takeover of one or more of our insurance companies. This would make our business less profitable. In addition, state regulators and the NAIC continually re-examine existing laws and regulations, with an emphasis on insurance company solvency issues and fair treatment of policyholders. Insurance laws and regulations could change or additional restrictions could be imposed that are more burdensome and make our business less profitable.
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
Geographic
     Due to the geographic concentration of our business (principally, Arizona, California, Nevada, New Jersey, Oregon and Pennsylvania) catastrophe and natural peril losses may have a greater adverse effect on us than they would on a more geographically diverse property and casualty insurer.
     We could be significantly affected by legislative, judicial, economic, regulatory, demographic and other events and conditions in these states. In addition, we have significant exposure to property losses caused by severe weather that affects any of these states. Those losses could adversely affect our results.
     Additionally, a significant portion of our direct premium writings are written in the construction contractor markets, primarily in California. A significant downturn in the United States or California construction industry could adversely affect our direct written premium.
Competition
     The property and casualty insurance market in which we operate is very highly competitive. Competition in the property and casualty insurance business is based on many factors. These factors include the perceived financial strength of the insurer, premiums charged, policy terms and conditions, services provided, reputation, financial ratings assigned by independent rating agencies and the experience of the insurer in the line of insurance to be written. We compete with stock insurance companies, mutual companies, local cooperatives and other underwriting organizations. Many of these competitors have substantially greater financial, technical and operating resources than we have.
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
     We believe that our current marketplace is experiencing significant pressure to reduce prices and/or increase coverage that is generous in relation to the premium being charged. This pricing pressure could result in fewer new business opportunities for us and possibly fewer renewals retained which could lead to reduced direct written premium levels.

     Many of our competitors offer internet-based quoting and/or policy issuance systems to their agents. The Group’s ability to compete with marketplace technology advances could adversely affect its ability to write business and service accounts with the agency force, and could adversely impact its results of operations and financial condition.
     A new form of competition may enter the marketplace as reinsurers attempt to diversify their insurance risk by writing business in the primary marketplace. The Group also faces competition, primarily in the commercial insurance market, from entities that may desire to self-insure their own risks. The Group’s ability to compete with reinsurers and self-insurers could adversely impact its results of operations and financial condition.
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
Key Producers
     Our results of operations may be adversely affected by any loss of business from key producers. Our products are marketed by independent producers. Other insurance companies compete with us for the services and allegiance of these producers. These producers may choose to direct business to our competitors, or may direct less desirable risks to us which could have a material adverse effect on us.
Dividends
     Subsidiaries of the Group may declare and pay dividends to the Holding Company only if they are permitted to do so under the insurance regulations of their respective state of domicile. If our insurance subsidiaries are unable to pay adequate dividends through their respective holding companies to the Holding Company, our ability to pay shareholder dividends would be affected. All of the states in which the Group’s subsidiaries are domiciled regulate the payment of dividends. States, including New Jersey, Pennsylvania, and California require that the Group give notice to the relevant state insurance commissioner prior to its subsidiaries declaring any dividends and distributions payable to the parent. During the notice period, the state insurance commissioner may disallow all or part of the proposed dividend upon determination that: (i) the insurer’s surplus is not reasonable in relation to its liabilities and adequate to its financial needs and those of the policyholders, or (ii) in the case of New Jersey, the insurer is otherwise in a hazardous financial condition. In addition, insurance regulators may block dividends or other payments to affiliates that would otherwise be permitted without prior approval upon determination that, because of the financial condition of the insurance subsidiary or otherwise, payment of a dividend or any other payment to an affiliate would be detrimental to an insurance subsidiary’s policyholders or creditors.
     The Group began paying a quarterly dividend in the second quarter of 2006 which is expected to continue in the future. However, future cash dividends will depend upon our results of operations, financial condition, cash requirements and other factors, including the ability of our subsidiaries to make distributions to us, which ability is restricted in the manner previously discussed in this section. Also, there can be no assurance that we will continue to pay dividends even if the necessary financial conditions are met and if sufficient cash is available for distribution.
Technology
     The Group’s business is increasingly dependent on computer and Internet-enabled technology. The Group’s ability to anticipate or manage problems with technology associated with scalability, security, functionality or reliability could adversely affect its ability to write business and service accounts, and could adversely impact its results of operations and financial condition.

Acquisitions
     The Group made an acquisition in 2005 and intends to grow its business in part through acquisitions in the future as part of its long term business strategy. These type of transactions involve significant challenges and risks that the business transactions do not advance our business strategy, that we don’t realize a satisfactory return on the investment we make, or that we may experience difficulty in the integration of new employees, business systems, and technology or diversion of management’s attention from our other businesses. These factors could adversely affect our operating results and financial condition.
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
     Financial Pacific Insurance Company leases approximately 25,000 square feet for the Group’s west coast operations headquarters in Rocklin, California. Financial Pacific owns 2.9 acres of land adjacent to its office building, carried at $1.3 million. Financial Pacific also owns a townhouse, used for corporate purposes, in Rocklin, California carried at $0.4 million.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     The common stock trades on the NASDAQ National Market under the symbol “MIGP”. As of February 6, 2007, the Group had 329 shareholders of record holding approximately 0.8 million shares, with the balance of the outstanding shares held in street name.

     The payment of shareholder dividends is subject to the discretion of the Mercer Insurance Group, Inc.’s Board of Directors which considers, among other factors, the Group’s operating results, overall financial condition, capital requirements and general business conditions. On July 6, 2006, September 29, 2006 and December 29, 2006, Mercer Insurance Group, Inc. paid a quarterly dividend of $0.05 per common share. The amount of dividends paid out on these three dates totaled $0.9 million, which amount was funded by dividends from the Group’s insurance companies, for which approval was sought and received (where necessary) from each of the insurance companies’ primary regulators, and waivers were received pursuant to the requirements of the covenants of the FPIC line of credit. We currently expect that the present quarterly dividend of $0.05 per common share will continue during 2007.
     The Group’s ability to receive dividends, loans or advances from its insurance subsidiaries is subject to the approval and/or review of the insurance regulators in the respective domiciliary states of the insurance subsidiaries. Such approval and review is made under the respective domiciliary states’ insurance holding company act, which generally requires that any transaction between currently related companies be fair and equitable to the insurance company and its policyholders. The Group does not believe that such restrictions limit the ability of the insurance subsidiaries to pay dividends to the Group now or in the foreseeable future.
     Information regarding restrictions and limitations on the payment of cash dividends can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the “Financial Condition, Liquidity and Capital Resources” section.
     The range of closing prices of the Group’s stock, traded on the NASDAQ National Market, during 2006 was between $14.81 and $26.87 per share. The range of closing prices during each of the quarters in 2006 and 2005 is shown below:

	4th Quarter		3rd Quarter		2nd Quarter		1st Quarter
	2006	2005	2006	2005	2006	2005	2006	2005
Share price range:
High	$26.61	$15.19	$26.87	$13.34	$19.45	$13.07	$18.95	$13.40
Low	$18.93	$13.06	$18.21	$12.86	$18.61	$12.45	$14.81	$12.75
As of December 31, 2006, the Group had no outstanding authorization or program for the repurchase of its common stock.

Performance Graph
     Set forth below is a line graph comparing the cumulative total shareholder return on the Mercer Common Stock to the cumulative total return of the Nasdaq Stock Market (U.S. Companies) and the Nasdaq Insurance Index for the period commencing December 16, 2003 (the day the Mercer Common Stock began trading on Nasdaq) and ended December 31, 2006.

	December 16,	December 31,	December 31,	December 31,	December 31,
	2003	2003	2004	2005	2006
Mercer	100.00	103.29	110.53	123.46	166.34
Nasdaq Companies Index	100.00	104.03	113.21	115.61	127.04
Nasdaq Insurance Index	100.00	103.10	125.17	140.29	158.62
     The graph assumes $100 was invested on December 16, 2003, in Mercer Common Stock and each of the indices, and that dividends were reinvested. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

ITEM 6. SELECTED FINANCIAL DATA
     The following table sets forth selected consolidated financial data for Mercer Insurance Group, Inc. at and for each of the years in the five year period ended December 31, 2006. You should read this data in conjunction with the Group’s consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this report.

Years Ended December 31,
2006	2005	2004	2003	2002
(Shares and dollars in thousands, except per share amounts)
Revenue Data:
Direct premiums written	$185,745	$92,240	$65,790	$61,152	$50,858
Net premiums written	145,791	75,266	59,504	52,802	44,471
Statement of Earnings Data:
Net premiums earned	137,673	74,760	55,784	47,864	40,454
Investment income, net of expenses	10,070	4,467	2,841	1,707	2,061
Net realized investment gains (losses)	151	1,267	484	703	(220)
Total revenue	149,929	81,266	59,467	50,660	42,624
Conversion expense (1)	—	—	—	66	95
Minority interest in (income) of subsidiary (2)	—	—	—	(131)	(138)
Net income	10,635	7,020	3,264	583	2,242
Comprehensive income (3)	10,599	4,685	3,972	2,073	1,620
Balance Sheet Data (End of Period):
Total assets	506,967	446,698	181,560	175,875	105,848
Total investments and cash	315,286	269,076	141,393	138,679	76,780
Minority interest in subsidiary (2)	—	—	—	—	3,112
Stockholders’ equity	115,839	103,399	100,408	98,326	37,017
Ratios:
GAAP combined ratio (4)	97.0%	94.9%	98.8%	103.8%	96.4%
Statutory combined ratio (5)	95.2%	94.1%	95.4%	102.2%	94.7%
Statutory premiums to-surplus ratio (6)	1.27	x	1.15	x	0.96	x	1.72	x	1.54	x
Yield on investment, before tax (7)	3.4%	2.9%	2.0%	2.0%	2.7%
Return on average equity	9.7%	6.9%	3.3%	0.9%	6.2%
Per-share data: (8)
Net income (loss):
Basic	1.77	1.18	0.52	(0.08)	N/A
Diluted	1.71	1.14	0.51	(0.08)	N/A
Dividends to stockholders	0.15	—	—	—	N/A
Stockholders’ equity	19.06	17.34	16.49	15.65	N/A
Weighted average shares: (9)
Basic	6,023	5,943	6,236	6,253	N/A
Diluted	6,222	6,160	6,354	6,253	N/A

(1)	Costs and expenses related to the stock conversion incurred in the years ended December 31, 2003 and 2002. Stock conversion expenses consist primarily of the costs of engaging independent accounting, valuation, legal and other consultants to advise us and our insurance regulators as to the stock conversion process and related matters, as well as printing and postage costs relating to our communications with our policyholders. These costs and expenses are reported in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 00-3, “Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies and for Certain Long-Duration Participating Contracts.” SOP 00-3 addresses financial statement presentation and accounting for stock conversion expenses and accounting for retained earnings and other comprehensive income at the date of the stock conversion.

(2)	Income of the Group attributable to the minority interest in Franklin Holding Company, which interest was acquired by the Group immediately after the Conversion for shares of the Group.

(3)	Includes Net Income and the change in Unrealized Gains and Losses of the investment portfolio.

(4)	The sum of losses, loss adjustment expenses, underwriting expenses and dividends to policyholders divided by net premiums earned. A combined ratio of less than 100% means a company is making an underwriting profit.

(5)	The sum of the ratio of underwriting expenses divided by net premiums written, and the ratio of losses, loss adjustment expenses, and dividends to policyholders divided by net premiums earned.

(6)	The ratio of net premiums written divided by ending statutory surplus, except for 2003, where a weighted average of statutory surplus is used.

(7)	The ratio of net investment income divided by total cash and investments.

(8)	Earnings per share data reflects only net loss for the period from December 16, 2003, the date of the Conversion, through December 31, 2003. Net loss during this period was ($477,000).

(9)	Unallocated ESOP shares at December 31, 2006, 2005, 2004 and 2003, are not reflected in weighted average shares.
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
     The Group manages its business in three segments: commercial lines insurance, personal lines insurance, and investments. The commercial lines insurance and personal lines insurance segments are managed based on underwriting results determined in accordance with U.S. generally accepted accounting principles, and the investment segment is managed based on after-tax investment returns. In determining the results of each segment, assets are not allocated to segments and are reviewed in the aggregate for decision-making purposes.
     The Group’s net income is primarily determined by four elements:
•	net premium income;

•	underwriting cost and agent commissions;

•	investment income;

•	amounts paid or reserved to settle insured claims.
     Variations in premium income are subject to a number of factors, including:
•	limitations on rates arising from competitive market place conditions or regulation;

•	limitation on available business arising from a need to maintain the pricing and quality of underwritten risks;

•	the Group’s ability to maintain it’s A (“Excellent”) rating by A.M. Best;

•	the ability of the Group to maintain a reputation for efficiency and fairness in claims administration;

•	the availability, cost and terms of reinsurance.
     Variations on investment income are subject to a number of factors, including:
•	general interest rate levels;

•	specific adverse events affecting the issuers of debt obligations held by the Group;

•	changes in prices of equity securities generally and those held by the Group specifically.
     Loss and loss adjustment expenses are affected by a number of factors, including:
•	the quality of the risks underwritten by the Group;

•	the nature and severity of catastrophic losses;

•	weather-related patterns in areas where we insured property risks;

•	the availability, cost and terms of reinsurance;

•	underlying settlement costs, including medical and legal costs.
     The Group seeks to manage each of the foregoing to the extent within its control. Many of the foregoing factors are partially, or entirely, outside the control of the Group.
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
     Reserves are closely monitored and are recomputed periodically using the most recent information on reported claims and a variety of actuarial techniques. Specifically, on a quarterly basis, we review, by line of business, existing reserves, new claims, changes to existing case reserves, and paid losses with respect to the current and prior accident years. We use historical paid and incurred losses and accident year data to derive expected ultimate loss and loss adjustment expense ratios by line of business. We then apply these expected loss and loss adjustment expense ratios to earned premium to derive a reserve level for each line of business. In connection with the determination of the reserves, we also consider other specific factors such as recent weather-related losses, trends in historical paid losses, and legal and judicial trends with respect to theories of liability. Some of our business relates to coverage for short-term risks, and for these risks loss development is comparatively rapid and historical paid losses, adjusted for known variables, have been a reliable predictive measure of future losses for purposes of our reserving. Some of our business relates to longer-term risks, where the claims are slower to emerge and the estimate of damage is more difficult to predict. For these lines of business, more sophisticated actuarial methods, such as the Bornhuetter-Ferguson loss development methods (see “Methods” below) are employed to project an ultimate loss expectation, and then the related loss history must be regularly evaluated and loss expectations updated, with the possibility of variability from the initial estimate of ultimate losses. A substantial portion of the business written by Financial Pacific Insurance Company, is this type of longer-tailed casualty business.

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
Methods Used to Estimate Loss & Loss Adjustment Expense Reserves
     We apply the following general methods in projecting loss and loss adjustment expense reserves for the Group:
1.	Paid loss development

2.	Paid Bornhuetter-Ferguson loss development

3.	Reported loss development

4.	Reported Bornhuetter-Ferguson loss development
Description of Ultimate Loss Estimation Methods
     The reported loss development method relies on the assumption that, at any given state of maturity, ultimate losses can be predicted by multiplying cumulative reported losses (paid losses plus case reserves) by a cumulative development factor. The validity of the results of this method depends on the stability of claim reporting and settlement rates, as well as the consistency of case reserve levels. Case reserves do not have to be adequately stated for this method to be effective; they only need to have a fairly consistent level of adequacy at all stages of maturity. Historical “age-to-age” loss development factors were calculated to measure the relative development of an accident year from one maturity point to the next. We then selected appropriate age-to-age loss development factors based on these historical factors and use the selected factors to project the ultimate losses.
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
     The Bornhuetter-Ferguson expected loss projection method based on reported loss data relies on the assumption that remaining unreported losses are a function of the total expected losses rather than a function of currently reported losses. The expected losses used in this analysis are selected judgmentally based upon the historical relationship between premiums and losses for more mature accident years, adjusted to reflect changes in average rates and expected changes in claims frequency and severity. The expected losses are multiplied by the unreported percentage to produce expected unreported losses. The unreported percentage is calculated as one minus the reciprocal of the selected incurred loss development factors. Finally, the expected unreported losses are added to the current reported losses to produce ultimate losses.
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
     For the property lines of business (special property, personal auto physical damage, and commercial auto physical damage) the results of the reserve calculations were similar and we relied on an average of the four methods utilized.
     For the homeowners and commercial multi-peril lines of business (excluding California CMP business for policy years 1996 and prior) we relied on the incurred loss development and incurred Bornhuetter-Ferguson methods in estimating loss reserves. These two methods yield more consistent results although the two paid methods yielded reserves that were similar in total to the incurred methods.
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
     For the liability lines (general liability, personal auto liability, commercial auto liability, workers’ compensation) the paid loss development method yielded less than reliable results for the immature years and we did not use the method in selecting ultimate losses and reserves. For these lines we relied on the incurred Bornhuetter-Ferguson method for the most recent accident years and both of the incurred loss development methods for the remaining years.
     The property and casualty industry has incurred substantial aggregate losses from claims related to asbestos-related illnesses, environmental remediation, product and mold, and other uncertain or environmental exposures. We have not experienced significant losses from these types of claims.
     Each quarter, we compute our estimated ultimate liability using these principles and procedures applicable to the lines of business written. However, because the establishment of loss reserves is an inherently uncertain process, we cannot be certain that ultimate losses will not exceed the established loss reserves and have a material adverse effect on the Group’s results of operations and financial condition. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made.
     Reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at December 31, 2006.

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

	Adjusted Loss and		Adjusted Loss and
Change in Loss	Loss Adjustment	Percentage	Loss Adjustment	Percentage
and Loss	Reserves Net of	Change in	Reserves Net of	Change in
Adjustment	Reinsurance as of	Equity as of	Reinsurance as of	Equity as of
Reserves Net of	December 31,	December 31,	December 31,	December 31,
Reinsurance	2006	2006 (1)	2005	2005 (1)
	(Dollars in thousands)
(10.0)%	$148,070	9.4%	$119,640	8.5%
(7.5)%	152,183	7.0%	122,964	6.4%
(5.0)%	156,296	4.7%	126,287	4.2%
(2.5)%	160,409	2.3%	129,610	2.1%
Base	164,522	—	132,935	—
2.5%	168,635	(2.3)%	136,257	(2.1)%
5.0%	172,748	(4.7)%	139,581	(4.2)%
7.5%	176,861	(7.0)%	142,904	(6.4)%
10.0%	180,974	(9.4)%	146,227	(8.5)%

(1)	Net of Tax
     The Group’s consulting actuary’s determined range of loss and loss adjustment expense reserves on a net basis range from a low of $140.6 million to a high of $173.7 million. The Group’s net loss and loss adjustment expense reserves are carried at $164.5 million. Management’s point estimate of reserves is at the higher end of its actuarially determined range in recognition of the inherent uncertainty in assessing the potential ultimate liabilities given legal developments as well as the evolution in its operations. The evolution in its operations include such things as changes in coverage and pricing in response to market opportunity as well as higher reinsurance retentions and geographic and product diversification all of which affect management’s reserve estimates.

     The chart below displays case and IBNR reserves for the Group as of December 31, 2006 and 2005 by line of business:
As of December 31, 2006

					Reinsurance
					Recoverable
					on Unpaid
				IBNR	Losses and
	Case Loss	Case LAE	Total Case	Reserves	Loss	Net
	Reserves	Reserves	Reserves	(including LAE)	Expenses	Reserves
	(In thousands)
Homeowners	$4,987	—	4,987	1,732	529	6,190
Workers’ compensation	3,943	—	3,943	4,210	892	7,261
Commercial multi-peril	33,984	4,470	38,454	143,071	61,430	120,095
Other liability	4,448	—	4,448	4,973	142	9,279
Other lines	221	—	221	334	110	445
Commercial auto liability	12,350	389	12,739	20,689	20,077	13,351
Commercial auto physical damage	549	18	567	2,652	1,040	2,179
Products liability	45	—	45	75	—	120
Personal auto liability	1,050	—	1,050	737	43	1,744
Personal auto physical damage	332	—	332	92	—	424
Surety	965	19	984	4,120	1,670	3,434

Total Loss & LAE Reserves	$62,874	4,896	67,770	182,685	85,933	164,522

As of December 31, 2005

					Reinsurance
					Recoverable
					on Unpaid
				IBNR	Losses and
	Case Loss	Case LAE	Total Case	Reserves	Loss	Net
	Reserves	Reserves	Reserves	(including LAE)	Expenses	Reserves
	(In thousands)
Homeowners	$6,248	—	6,248	1,532	412	7,368
Workers’ compensation	3,219	—	3,219	2,907	399	5,727
Commercial multi-peril	27,553	4,151	31,704	115,335	55,280	91,759
Other liability	4,889	—	4,889	5,459	424	9,924
Other lines	195	1	196	224	204	216
Commercial auto liability	10,800	486	11,286	15,821	15,726	11,381
Commercial auto physical damage	215	6	221	5,153	4,151	1,223
Products liability	195	—	195	45	197	43
Personal auto liability	891	—	891	574	23	1,442
Personal auto physical damage	344	—	344	131	(23)	498
Surety	2,125	—	2,125	3,180	1,951	3,354

Total Loss & LAE Reserves	$56,674	4,644	61,318	150,361	78,744	132,935

     Investments
     Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in Stockholders’ Equity as a component of accumulated other comprehensive income and, accordingly, have no effect on net income. A decline in fair value of an investment below its cost that is deemed other than temporary is charged to earnings as a realized loss. We monitor our investment portfolio and review investments that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary. These evaluations involve judgment and consider the magnitude and reasons for a decline and the prospects for the fair value to recover in the near term. In the years ended December 31, 2006, 2005 and 2004, we recorded a pre-tax charge to earnings of $121,000, $517,000, and $15,000, respectively, for write-downs of other than temporarily impaired securities. In 2006, these charges related to fixed income securities, in 2005 these charges related to preferred stocks and fixed income securities, and in 2004 these charges were primarily with respect to equity securities that we determined were other than temporarily impaired. Adverse investment market conditions, poor operating performance, or other adversity encountered by companies whose stock or fixed maturity securities we own could result in impairment charges in the future. The Group’s policy on impairment of value of investments is as follows: if a security has a market value below cost it is considered impaired. For any such security a review of the financial condition and prospects of the company will be performed by the Investment Committee to determine if the decline in market value is other than temporary. If it is determined that the decline in market value is “other than temporary”, the carrying value of the security will be written down to “realizable value” and the amount of the write down accounted for as a realized loss. “Realizable value” is defined for this purpose as the market price of the security. Write down to a value other than the market price requires objective evidence in support of that value.
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
     Policy Acquisition Costs
     We defer policy acquisition costs, such as commissions, premium taxes and certain other underwriting expenses that vary with and are primarily related to the production of business. These costs are amortized over the effective period of the related insurance policies. The method followed in computing deferred policy acquisition costs limits the amount of deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, loss and loss adjustment expenses, and certain other costs expected to be incurred as the premium is earned. Future changes in estimates, the most significant of which is expected loss and loss adjustment expenses, may require acceleration of the amortization of deferred policy acquisition costs. If the estimation of net realizable value indicates that the acquisition costs are unrecoverable, further analyses are completed to determine if a reserve is required to provide for losses that may exceed the related unearned premiums.
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
     Many of the reinsurance treaties participated in by the Group have included provisions that establish minimum and maximum cessions and allow limited participation in the profit of the ceded business. Generally, the Group shares on a limited basis in the profitability of our reinsurance treaties through contingent ceding commissions. The Group’s exposure in the loss experience is contractually defined at minimum and maximum levels. The terms of such contracts are fixed at inception. Since estimating the emergence of claims to the applicable reinsurance layers is subject to significant uncertainty, the net amounts that will ultimately be realized may vary significantly from the estimated amounts presented in the Group’s results of operations.

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
     Contingencies
     Besides claims related to its insurance products, the Group is subject to proceedings, lawsuits and claims in the normal course of business. The Group assesses the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. There can be no assurance that actual outcomes will be consistent with those assessments.
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
     Revenue and income by segment is as follows for the years ended December 31, 2006, 2005 and 2004:

	December 31
	2006	2005	2004
	(In thousands)
Revenues:
Net premiums earned:
Commercial lines	$115,116	$51,957	$32,370
Personal lines	22,557	22,803	23,414

Total net premiums earned	137,673	74,760	55,784

Net investment income	10,070	4,467	2,841
Realized investment gains	151	1,267	484
Other	2,035	772	358

Total revenues	149,929	81,266	59,467

Income before income taxes:
Underwriting income (loss):
Commercial lines	6,218	5,582	5,581
Personal lines	(2,032)	(1,768)	(4,908)

Total underwriting income	4,186	3,814	673
Net investment income	10,070	4,467	2,841
Realized investment gains	151	1,267	484
Other	677	413	358

Income before income taxes	$15,084	$9,961	$4,356

     Our growth in premiums, underwriting results and investment income have been, and continue to be, influenced by market conditions, as well as the acquisition of Financial Pacific on October 1, 2005. The Group’s financial statements include Financial Pacific and its results of operations for the entire year of 2006 and for the period of October 1, 2005 through December 2005.
     Our premiums earned growth reflects the Group’s focus on growing the commercial lines book, while working within our underwriting standards. As the Group increases the net retention of the business it writes, net premiums earned will increase. It is possible in 2007 that direct commercial and personal lines written premium may decline due to increased competition. The impact of increased retentions under our reinsurance program in 2007 may be offset in part by a decline in direct commercial lines written premium due to the increasingly competitive marketplace.
     Pricing in the property and casualty insurance industry historically has been and remains cyclical. During a soft market cycle, price competition is prevalent, which makes it difficult to write and retain properly priced personal and commercial lines business. Our policy is to maintain disciplined underwriting and pricing standards during soft markets, declining business which is inadequately priced for its level of risk. The market has become very highly competitive, with increasing competition recently being seen in virtually all classes of commercial accounts, package policies and in the Pennsylvania personal auto market. This has resulted in slowing premium growth for the Group. We continue to work with our agents to target classes of business and accounts compatible with our underwriting appetite, which includes certain types of religious institution risks, contracting risks, small business risks and property risks.
     The availability of reinsurance at reasonable pricing is an important part of our business. The surge in catastrophic activity in 2005 placed reinsurers under greater financial pressures, and this has been reflected in their underwriting appetite, reinsurance terms, and their rates for catastrophe coverage. Our operating territories and the Group’s claim activity experienced only a minor impact from the residual effects of the hurricanes in 2005 that ravaged the Gulf coast, and this was helpful in keeping our reinsurance program in place in 2006 without significant overall rate change on renewal.
YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005
     The components of income for 2006 and 2005, and the change and percentage change from year to year, are shown in the charts below. The accompanying narrative refers to the statistical information displayed in the chart immediately above the narrative.

2006 vs. 2005 Income	2006	2005	Change	% Change
	(Dollars in thousands)
Commercial lines underwriting income	$6,218	$5,582	$636	11.4%
Personal lines underwriting loss	(2,032)	(1,768)	(264)	(14.9)%
Total underwriting income	4,186	3,814	372	9.8%
Net investment income	10,070	4,467	5,603	125.4%
Net realized investment gains	151	1,267	(1,116)	(88.1)%
Other	1,889	719	1,170	162.7%
Interest expense	(1,212)	(306)	(906)	296.1%
Income before income taxes	15,084	9,961	5,123	51.4%
Income taxes	4,449	2,941	1,508	51.3%
Net Income	$10,635	$7,020	$3,615	51.5%
Loss/ LAE ratio (GAAP)	63.7%	58.0%	5.7%
Underwriting expense ratio (GAAP)	33.3%	36.9%	(3.6)%
Combined ratio (GAAP)	97.0%	94.9%	2.1%
Loss/ LAE ratio (Statutory)	61.5%	55.4%	6.1%
Underwriting expense ratio (Statutory)	33.7%	38.7%	(5.0)%
Combined ratio (Statutory)	95.2%	94.1%	1.1%
     Charts and discussion relating to each of our segments (commercial lines underwriting, personal lines underwriting, and the investment segment) follow with further discussion below.
     The Group’s GAAP combined ratio for 2006 was 97.0%, as compared to a combined ratio for the prior year of 94.9%. The statutory combined ratio for 2006 and 2005 was 95.2% and 94.1%, respectively. Our commercial lines underwriting income benefited from the contribution of Financial Pacific Insurance Company, which was acquired on October 1, 2005. The personal lines performance, while benefiting from rate increases initiated in 2005 on our homeowners line of business and a redirection of our Pennsylvania personal auto book to better performing tiers of business, underperformed the prior year. Frequency and severity of claims on personal lines was within the normal range of expectations during 2006. Frequency of losses reported on our commercial lines was also within a normal range of our expectations and we experienced a slight increase in severity during 2006 as compared to 2005. The Group experienced $8.4 million of prior year reserve development in 2006 as compared to a $0.5 million redundancy in 2005. See discussion of prior year development in “Business – Loss and Loss Adjustment Expense Reserves” and “Business – Reconciliation of Reserve for Losses and Loss Adjustment Expenses”.
     Net investment income increased $5.6 million or 125.4% to $10.1 million in 2006 as compared to $4.5 million in 2005, primarily as a result of the acquisition of Financial Pacific in addition to higher short-term and long-term interest rates in 2006. Realized investment gains amounted to $151,000 in 2006 as compared to $1.3 million in 2005. The higher level of realized gains in 2005 was attributable to the disposition of securities in anticipation of funding the acquisition of Financial Pacific on October 1, 2005 for $41.1 million (including acquisition costs). Other revenue, which is primarily service charges recorded on insurance premiums, increased $1.2 million or 162.7% to $1.9 million in 2006 as compared to $0.7 million in 2005, reflecting the impact of the acquisition of Financial Pacific. Interest expense of $1.2 million in 2006 and $0.3 million in 2005 represents the inclusion of the trust preferred obligations of Financial Pacific and their related interest charges for the year ending December 31, 2006 and the quarter ending December 31, 2005.

2006 vs. 2005 Revenue	2006	2005	Change	% Change
	(In thousands)
Direct premiums written	$185,745	$92,240	$93,505	101.4%
Net premiums written	145,791	75,266	70,525	93.7%
Net premiums earned	137,673	74,760	62,913	84.2%
Net investment income	10,070	4,467	5,603	125.4%
Net realized investment gains	151	1,267	(1,116)	(88.1)%
Other revenue	2,035	772	1,263	163.6%
Total revenue	$149,929	$81,266	$68,663	84.5%
     Total revenues for 2006 increased $68.7 million or 84.5% to $149.9 million as compared to $81.3 million in 2005. This increase was due primarily to inclusion of the revenue of Financial Pacific for the entire year of 2006 compared to inclusion of revenue of Financial Pacific for only the fourth quarter in 2005. Financial Pacific contributed $84.9 million and $15.9 million in revenue for the year ending December 31, 2006 and fourth quarter ending December 31, 2005, respectively. Net premiums earned totaled $137.7 million in 2006 as compared to $74.8 million in 2005, representing a 84.2% or $62.9 million increase. This increase was due to the Financial Pacific acquisition which contributed $77.3 million and $13.9 million in net premiums earned for the year ending December 31, 2006 and fourth quarter ending December 31, 2005, respectively. Realized investment gains amounted to $151,000 in 2006 as compared to $1.3 million in 2005. The gains in 2005 were the result of sales of mostly equity securities to fund the Financial Pacific acquisition. Net realized gains in 2006 and 2005 also include the mark-to-market fair value adjustment on the interest rate swaps related to the floating-rate trust preferred securities. The mark-to-market on the swaps resulted in a realized (loss)/gain of $(94,000) and $122,000 in 2006 and 2005, respectively.
     In 2006, direct premiums written increased $93.5 million or 101.4% to $185.7 million in 2006 as compared to $92.2 million in 2005. Financial Pacific contributed $120.1 million and $27.9 million in direct written premium for the year ending December 31, 2006 and fourth quarter ending December 31, 2005, respectively.

     Growth in Net Investment Income is discussed below.

2006 vs. 2005 Investment Income and Realized Gains	2006	2005	Change	% Change
	(In thousands)
Fixed income securities	$11,044	$5,195	$5,849	112.6%
Dividends	514	559	(45)	(8.1)%
Cash, cash equivalents & other	859	748	111	14.8%
Gross investment income	12,417	6,502	5,915	91.0%
Investment expenses	2,347	2,035	312	15.3%
Net investment income	$10,070	$4,467	$5,603	125.4%
Realized losses — fixed income securities	$(402)	$(608)	$206	N/M
Realized gains — equity securities	638	1,751	(1,113)	N/M
Mark-to-market valuation for interest rate swaps	(94)	122	(216)	N/M
Realized gains — other	9	2	7	N/M
Net realized gains	$151	$1,267	$(1,116)	(88.1)%

(N/M means “not meaningful”)
     In 2006, net investment income increased $5.6 million, or 125.4% to $10.1 million in 2006 as compared to $4.5 million in 2005. Our investment income benefited in 2006 from higher short-term and long-term interest rates, an increase in average cash and invested assets to $294.4 million in 2006 from $155.8 million in 2005, and increased largely due to the inclusion of the net investment income of Financial Pacific for the entire year of 2006 compared to inclusion of net investment income of Financial Pacific for only the fourth quarter in 2005. Financial Pacific contributed $6.3 million and $1.4 million in net investment income for the year ending December 31, 2006 and fourth quarter ending December 31, 2005, respectively.
     In 2006, investment income on fixed income securities increased $5.8 million, or 112.6% to $11.0 million in 2006 as compared to $5.2 million in 2005. This was driven by an increase in long-term interest rates, an increase in the average invested assets and the inclusion of Financial Pacific for the entire year of 2006. The Group’s tax equivalent yield (yield adjusted for tax-benefit received on tax-exempt securities) on fixed income securities increased to 5.14% in 2006 compared to 4.57% in 2005. Since the acquisition of Financial Pacific, a much larger proportion of the Group’s premium writings relate to casualty, or longer-tail, business. By its nature, longer-tail business requires more time for losses to manifest themselves, with the result that claims tend to be paid later on casualty claims than on other types of claims. The later payment of claims associated with casualty reserves provides a company with the opportunity to use the funds, which will ultimately be paid out as claims, for a longer period of time, thus generating a larger relative portfolio of fixed income securities and higher investment income.
     Dividend income and interest income on cash and cash equivalents was stable in 2006 at $0.5 million and $0.9 million, respectively, as compared to 2005 at $0.6 million and $0.7 million, respectively.
     Investment expenses increased 15.3%, or $0.3 million, to $2.3 million in 2006 from $2.0 million in 2005. Although a full year of expenses are included for Financial Pacific as compared to only a quarter in 2005, investment expenses increased by only 15.3% in 2006 as compared to a 91.0% increase in gross investment income. This reflects cost savings achieved by the Group in consolidating investment strategies, policies and external advisors. As of January 1, 2006, the Group consolidated investment managers and uses only one manager/advisor for all insurance subsidiaries in the Group.
     Net realized gains for 2006 were $0.2 million, as compared to $1.3 million in 2005. As noted above, the 2005 gains were taken as part of the process of funding the acquisition of Financial Pacific. In 2006, net realized investment gains of $0.2 million included gains on securities sales of $1.0 million, offset by losses on securities sales of $0.6 million, $0.1 million from the write-down of a fixed-income security determined to be other-than-temporarily impaired and a loss of $0.1 million relating to the mark-to-market valuation on the interest rate swaps. Securities determined to be other-than-temporarily impaired are written down to our estimate of fair market value. The Group has entered into five interest rate swap agreements to hedge against interest rate risk on its floating rate trust preferred securities. The estimated fair value of the interest rates swaps is obtained from the third-party financial institution counterparties. The Group marks the investments to market using these valuations and records the change in the economic value of the interest rate swap as a realized gain or loss in the consolidated statement of earnings.
     The fixed income portfolio is invested 100% in investment grade securities, with the exception of one fixed maturity investment held with a value of $0.5 million, with, as of December 31, 2006, an average rating of AAA, an average maturity of 5.4 years (excluding mortgage-backed securities), and an average tax equivalent yield of 5.14%. In order to enhance the yield on our fixed income securities, our investments generally have a longer average maturity than the life of our liabilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the subsection entitled “Quantitative and Qualitative Information about Market Risk.”
The estimated fair value and unrealized loss for securities in a temporary unrealized loss position as of December 31, 2006 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$4,834	$24	$50,353	$869	$55,187	$893
Obligations of states and political subdivisions	24,948	90	40,918	552	65,866	642
Corporate securities	4,211	17	41,850	767	46,061	784
Mortgage-backed securities	4,481	24	13,266	159	17,747	183

Total fixed maturities	38,474	155	146,387	2,347	184,861	2,502

Total equity securities	1,991	100	—	—	1,991	100

Total securities in a temporary unrealized loss position	$40,465	$255	$146,387	$2,347	$186,852	$2,602

     Fixed maturity investments with unrealized losses for less than twelve months are primarily due to changes in the interest rate environment. At December 31, 2006 the Group has 198 fixed maturity securities with unrealized losses for more than twelve months. Of the 198 securities with unrealized losses for more than twelve months, 192 of them have fair values of no less than 96% or more of cost, and the other 6 securities have a fair value greater than 93% of cost. The fixed income portfolio is invested 100% in investment grade securities, with the exception of one fixed maturity investment held with a value of $0.5 million, as of December 31, 2006, and these unrealized losses primarily reflect the current interest rate environment. The Group believes these declines are temporary.
     There are 12 equity securities that are in an unrealized loss position at December 31, 2006. All of these securities have been in an unrealized loss position for less than six months. The Group believes these declines are temporary.

     The following table summarizes the period of time that equity securities sold at a loss during 2006 had been in a continuous unrealized loss position:

	Fair
	Value on	Realized
Period of Time in an Unrealized Loss Position	Sale Date	Loss
	(In thousands)
0-6 months	$1,832	$368
7-12 months	—	—
More than 12 months	—	—

Total	$1,832	$368

     The equity securities sold at a loss had been expected to appreciate in value but after reevaluation were sold so that sale proceeds could be reinvested. Securities were sold due to a desire to reduce exposure to certain issuers and industries or in light of changing economic conditions.
     Results of our Commercial Lines segment were as follows:

2006 vs. 2005 Commercial Lines (CL)	2006	2005	Change	% Change
	(Dollars in thousands)
CL Direct premiums written	$161,592	$67,715	$93,877	138.6%
CL Net premiums written	$123,484	$52,311	$71,173	136.1%
CL Net premiums earned	$115,116	$51,957	$63,159	121.6%
CL Loss/ LAE expense ratio (GAAP)	62.5%	57.3%	5.2%
CL Expense ratio (GAAP)	32.1%	32.0%	0.1%
CL Combined ratio (GAAP)	94.6%	89.3%	5.3%
     In 2006, our commercial lines direct premiums written increased by $93.9 million or 138.6% to $161.6 million as compared to direct written premium in 2005 of $67.7 million. This increase was due primarily to inclusion of the direct premiums written of Financial Pacific for the entire year of 2006 compared to inclusion of direct premiums written of Financial Pacific for only the fourth quarter in 2005. Financial Pacific contributed $120.1 million and $27.9 million in direct premiums written for the year ending December 31, 2006 and fourth quarter ending December 31, 2005, respectively. Net premiums earned increased $63.2 million or 121.6% to $115.1 million in 2006 from $52.0 million in 2005, of which Financial Pacific contributed $77.3 million and $13.9 million of net premiums earned for the year ending December 31, 2006 and fourth quarter ending December 31, 2005, respectively.
     Effective January 1, 2006, Financial Pacific restructured its property reinsurance agreement covering the first $2,000,000 of loss from an 80% quota share to a $1,650,000 excess of $350,000 excess of loss contract to take advantage of the Group’s capital. The restructuring also included the assumption of ceded unearned premium at January 1, 2006 by FPIC from the 2005 property quota share and casualty excess of loss agreements. These assumed premiums were then ceded into the respective 2006 treaties, which due to the reduced ceding rates, resulted in a $5.6 million increase in net written and earned premium for the year ending December 31, 2006.
     During the third quarter of 2006, the Group commuted all reinsurance agreements with Alea. These reinsurance agreements included participation in the property quota share and casualty excess of loss treaties. As a result of the commutation, the Group received a cash payment of $4.5 million, and recorded a pre-tax net loss on commutation of $160,000.
     In the commercial lines segment for 2006, we had underwriting income of $6.2 million, a GAAP combined ratio of 94.6%, a GAAP loss and loss adjustment expense ratio of 62.5% and a GAAP underwriting expense ratio of 32.1%, compared to underwriting income of $5.6 million, a GAAP combined ratio of 89.3%, a GAAP loss and loss adjustment expense ratio of 57.3% and a GAAP underwriting expense ratio of 32.0% in 2005. Our commercial lines loss ratio for 2006 reflects a frequency of losses reported within a normal range of our expectations, and includes a slight increase in severity compared to 2005.

Results of our Personal Lines segment were as follows:

2006 vs. 2005 Personal Lines (PL)	2006	2005	Change	% Change
	(Dollars in thousands)
PL Direct premiums written	$24,153	$24,525	$(372)	(1.5)%
PL Net premiums written	$22,307	$22,955	$(648)	(2.8)%
PL Net premiums earned	$22,557	$22,803	$(246)	(1.1)%
PL Loss/ LAE expense ratio (GAAP)	69.6%	59.7%	9.9%
PL Expense ratio (GAAP)	39.4%	48.1%	(8.7)%
PL Combined ratio (GAAP)	109.0%	107.8%	1.2%
     Personal lines direct premiums written remained stable at $24.2 million and $24.5 million in 2006 and 2005, respectively. Net premiums written and earned also remained stable at $22.3 million and $22.6 million, respectively in 2006 compared to $23.0 million and $22.8 million, respectively in 2005.
     In the personal lines segment for 2006, we had an underwriting loss of $2.0 million, a GAAP combined ratio of 109.0%, a GAAP loss and loss adjustment expense ratio of 69.6% and a GAAP underwriting expense ratio of 39.4%, compared to an underwriting loss of $1.8 million, a GAAP combined ratio of 107.8%, a GAAP loss and loss adjustment expense ratio of 59.7% and a GAAP underwriting expense ratio of 48.1% in 2005.
     Our personal lines performance, while benefiting from rate increases initiated in 2005 on our homeowners line of business and a redirection of our Pennsylvania personal auto book to better performing tiers of business, underperformed in both 2006 and 2005. The frequency and severity of losses in the personal lines book in 2006 was within the range of our normal expectations.
Underwriting Expenses and the Expense Ratio is discussed below.

2006 vs. 2005 Expenses and Expense Ratio	2006	2005	Change	% Change
	(Dollars in thousands)
Amortization of Deferred Acquisition Costs	$32,694	$16,849	$15,845	94.0%
As a % of net premiums earned	23.7%	22.5%	1.2%
Other underwriting expenses	13,242	10,766	2,476	23.0%
Total expenses excluding losses/ LAE	$45,936	$27,615	$18,321	66.3%
Underwriting expense ratio	33.3%	36.9%	(3.6)%
     Underwriting expenses increased by $18.3 million, or 66.3%, to $45.9 million in 2006, as compared to $27.6 million in 2005. The 66.3% increase in underwriting expenses primarily reflects the 84.2% increase in net premiums earned, offset by the inclusion of Financial Pacific which operates at a lower expense ratio than that of the balance of the Group.
     Financial Pacific was included in the Group’s operating results from October 1, 2005. Financial Pacific’s book of business tends to operate with higher loss ratios and lower expense ratios than the Group’s business prior to the acquisition. In addition, due to Financial Pacific’s higher usage of reinsurance, it also records higher levels of ceded commission and contingent ceded commission. In the year ended December 31, 2006, the Group, based on Financial Pacific’s reinsurance participations, recognized ceded commissions and net contingent ceded commissions on reinsurance contracts of $9.7 million and $1.2 million, respectively as compared to the year ended December 31, 2005, where the Group recognized ceded commissions and net contingent ceded commissions on reinsurance contracts relating to Financial Pacific of $4.2 million and $1.5 million, respectively.
     Effective January 1, 2006, the Group adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (SFAS 123R), using the modified-prospective-transition method. As a result of adopting SFAS 123R on January 1, 2006, the Group’s 2006 underwriting expenses included a pre-tax charge of $711,000 to recognize the compensation cost of unvested stock options granted under the Group’s plan and the impact of SFAS 123R on the computation of expense relating to grants of restricted stock. In addition to the charge relating to the transition to SFAS 123R, the Group’s 2006 underwriting expenses included a pre-tax charge of $687,000 associated with grants of restricted stock. During 2005, underwriting expenses included a pre-tax charge of $693,000 associated with grants of restricted stock.

2006 vs. 2005 Income Taxes	2006	2005	Change	% Change
	(Dollars in thousands)
Income before income taxes	$15,084	$9,961	$5,123	51.4%
Income taxes	4,449	2,941	1,508	51.3%
Net income	$10,635	$7,020	$3,615	51.5%
Effective tax rate	29.5%	29.5%	—%
     Federal income tax expense was $4.4 million and $2.9 million for 2006 and 2005, respectively. The effective tax rate was 29.5% for both 2006 and 2005. The 2006 effective tax rate was impacted by an increase in the tax rate on current taxable income of 1% (due to the graduated tax rate structure), offset by higher tax-advantaged income (municipal bond interest and dividend income, which reduce the effective tax rate).
YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004
     The components of income for 2005 and 2004, and the change and percentage change from year to year, are shown in the charts below. The accompanying narrative refers to the statistical information displayed in the chart immediately above the narrative.

2005 vs. 2004 Income	2005	2004	Change	% Change
	(Dollars in thousands)
Commercial lines underwriting income	$5,582	$5,581	$1	0.0%
Personal lines underwriting loss	(1,768)	(4,908)	3,140	64.0%
Total underwriting income	3,814	673	3,141	466.7%
Net investment income	4,467	2,841	1,626	57.2%
Net realized investment gain	1,267	484	783	161.8%
Other	719	358	361	100.8%
Interest expense	(306)	—	(306)	N/M
Income before income taxes	9,961	4,356	5,605	128.7%
Income taxes	2,941	1,092	1,849	169.3%
Net Income	$7,020	$3,264	$3,756	115.1%
Loss/ LAE ratio (GAAP)	58.0%	50.4%	7.6%
Underwriting expense ratio (GAAP)	36.9%	48.4%	(11.5)%
Combined ratio (GAAP)	94.9%	98.8%	(3.9)%
Loss/ LAE Ratio (Statutory)	55.4%	50.5%	4.9%
Underwriting expense ratio (Statutory)	38.7%	44.9%	(6.2)%
Combined ratio (Statutory)	94.1%	95.4%	(1.3)%
     Charts and discussion relating to each of our segments (commercial lines underwriting, personal lines underwriting, and the investments segment) follow with further discussion below.
     Our personal lines underwriting performance in 2005 was significantly better than the prior year. This improved performance was driven by the absence in 2005 of the severe weather which occurred in our operating territories in the first quarter of 2004, during which the Group had a significantly higher number of claims in personal lines. The commercial lines performance was also very good in 2005, despite a number of larger losses in the second and third quarters. The number of new claims in 2005 was on the low side of the normal range of expectations, and more favorable than the prior year, and large losses in the aggregate were within the normal range of expectations. The Group’s GAAP combined ratio declined in 2005 from 98.8% to 94.9%, and the statutory combined ratio improved to 94.1% in 2005 from 95.4% in 2004.
     Net investment income increased 57.2% to $4.5 million, primarily as a result of increased yields on short-term investments held in the fixed-income investment portfolio and the acquisition of Financial Pacific and its net investment income. Realized investment gains amounted to $1.3 million in 2005, compared to a gain of $484,000 in 2004, with the higher level of realized gains in 2005 attributable to the disposition of securities in anticipation of funding the acquisition of Financial Pacific on October 1, 2005, for $41.1 million in cash (including acquisition costs). Our other income, primarily service charges recorded on insurance premiums, increased 100.8% in 2005 to $719,000, reflecting the inclusion of service charges recognized by Financial Pacific since its acquisition.

2005 vs. 2004 Revenue	2005	2004	Change	% Change
	(In thousands)
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
     In 2005, direct premiums written increased 40.2% over 2004 to $92.2 million from $65.8 million, or $26.5 million. Inclusion of Financial Pacific since its acquisition by the Group added $27.9 million in direct written premium, with the balance of the change attributable to a modest decline in personal lines premium as that book was re-directed, and more competitive pricing existed in the commercial lines marketplace.

     Growth in Net Investment Income is discussed below.

2005 vs. 2004 Investment Income and Realized Gains	2005	2004	Change	% Change
	(In thousands)
Fixed income securities	$5,195	$3,284	$1,911	58.2%
Dividends	559	673	(114)	(16.9)%
Cash, cash equivalents & other	748	398	350	87.9%
Gross investment income	6,502	4,355	2,147	49.3%
Investment expenses	2,035	1,514	521	34.4%
Net investment income	$4,467	$2,841	$1,626	57.2%
Realized losses — fixed income securities	$(608)	$(97)	$(511)	N/M
Realized gains — equity securities	1,751	590	1,161	N/M
Mark-to-market valuation for interest rate swaps	122	—	122	N/M
Realized gains/(losses) — other	2	(9)	11	N/M
Net realized gains	$1,267	$484	$783	161.8%

(N/M means “not meaningful”)
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
     Net realized gains for 2005 were $1.3 million, as compared to $484,000 in 2004. As noted above, these gains were taken as part of the process of funding the acquisition of Financial Pacific Insurance Group. In 2005, net realized investment gains of $1.3 million included gains on securities sales of $2.4 million, offset by losses on securities sales of $1.1 million. The losses from securities sales were comprised of $357,000 from the sale of fixed income securities, $245,000 from the sale of equities, and $517,000 from the writedown of securities determined to be other-than-temporarily impaired. These securities were written down to our estimate of fair market value at the time of the write-down. For the quarter and year ended December 31, 2005, the Group’s net realized gain on the interest rate swap agreements was $122,000.
     The fixed income portfolio is invested 100 % in investment grade securities, with, as of December 31, 2005, an average rating of AAA, an average maturity of 5.3 years (excluding mortgage-backed securities), and an average tax equivalent yield of 4.57%. In order to enhance the yield on our fixed income securities, our investments generally have a longer average maturity than the life of our liabilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the subsection entitled “Quantitative and Qualitative Information about Market Risk.”
The estimated fair value and unrealized loss for securities in a temporary unrealized loss position as of December 31, 2005 are as follows :

	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$53,785	$372	$16,853	$541	$70,638	$913
Obligations of states and political subdivisions	57,979	317	11,397	257	69,376	574
Corporate securities	44,446	373	7,761	235	52,207	608
Mortgage-backed securities	18,646	155	—	—	18,646	155

Total fixed maturities	174,856	1,217	36,011	1,033	210,867	2,250

Total equity securities	604	3	—	—	604	3

Total securities in a temporary unrealized loss position	$175,460	$1,220	$36,011	$1,033	$211,471	$2,253

Fixed maturity investments with unrealized losses for less than twelve months are primarily due to changes in the interest rate environment. At December 31, 2005 the Group has 53 fixed maturity securities with unrealized losses for more than twelve months. Of the 53 securities with unrealized losses for more than twelve months, 46 of them have fair values of no less than 96% or more of cost, and the other 7 securities have a fair value greater than 92% of cost. The fixed income portfolio is invested 100% in investment grade securities, as of December 31, 2005, and these unrealized losses primarily reflected the current interest rate environment. The Group believes these declines are temporary.
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

     The following table summarizes the length of time equity securities with unrealized losses at December 31, 2005 have been in an unrealized loss position:

			Length of Unrealized Loss
	Fair	Unrealized	Less than	6 to 12	Over 12
December 31, 2005	Value	Loss	6 Months	Months	Months
	(In thousands)
Equity securities unrealized loss	$604	$3	$3	$—	$—

Results of our Commercial Lines segment were as follows:

2005 vs. 2004 Commercial Lines (CL)	2005	2004	Change	% Change
	(Dollars in thousands)
CL Direct premiums written	$67,715	$40,883	$26,832	65.6%
CL Net premiums written	$52,311	$36,492	$15,819	43.3%
CL Net premiums earned	$51,957	$32,370	$19,587	60.5%
CL Loss/ LAE expense ratio (GAAP)	57.3%	31.9%	25.4%
CL Expense ratio (GAAP)	32.0%	50.9%	(18.9)%
CL Combined ratio (GAAP)	89.3%	82.8%	6.5%
     In 2005, our commercial lines direct premiums written increased by $26.8 million, or 65.6%, to $67.7 million, as compared to the same period in 2004. The acquisition of Financial Pacific added $27.9 million, or 68.3 percentage points of the total. Commercial lines net premiums written increased $15.8 million, or 43.3%, to $52.3 million in the same period, of which $16.0 million, or 43.7 percentage points is attributable to the Financial Pacific acquisition. Net premiums earned increased 60.5% in 2005, or $19.6 million, to $52.0 million. Financial Pacific contributed $13.9 million, or 42.9 percentage points of the total increase. In an unusual situation impacting both direct and net written premium, the Group had a large master account with a premium of approximately $2.5 million, which was originally written on a thirteen month policy in December 2004, renew in January, 2006. Although the earned premium relating to this policy in 2005 is reported in the net premium earned above, it is not reflected in the direct and net written premium above because of its renewal date in 2006.
     In the commercial lines segment for 2005, we had underwriting income of $5.6 million, a GAAP combined ratio of 89.3%, a GAAP loss and loss adjustment expense ratio of 57.3% and a GAAP underwriting expense ratio of 32.0%, compared to an underwriting gain of $5.6 million, a GAAP combined ratio of 82.8%, a GAAP loss and loss adjustment expense ratio of 31.9% and an underwriting expense ratio of 50.9% for the same period in 2004. Our commercial lines loss ratio for 2005 has been adversely affected by a modestly higher amount of large property and casualty losses as compared to 2004, however the volume of new claims in 2005 is generally favorable. In addition, Financial Pacific’s commercial lines tend to operate with higher loss ratios and lower expense ratios than the Group’s commercial lines business prior to the acquisition of Financial Pacific.
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
	(Dollars in thousands)
PL Direct premiums written	$24,525	$24,906	$(381)	(1.5)%
PL Net premiums written	$22,955	$23,011	$(56)	(0.2)%
PL Net premiums earned	$22,803	$23,414	$(611)	(2.6)%
PL Loss/ LAE expense ratio (GAAP)	59.7%	76.1%	(16.4)%
PL Expense ratio (GAAP)	48.1%	44.9%	3.2%
PL Combined ratio (GAAP)	107.8%	121.0%	(13.2)%
     Personal lines direct premiums written decreased in 2005 by 1.5% to $24.5 million. Net premiums written was approximately flat with 2004, and net premiums earned decreased by 2.6%, or $611,000, to $22.8 million.
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
     Besides the improved loss frequency resulting from the more moderate weather in 2005, the personal lines book benefited from the underwriting initiatives undertaken in both the homeowners and Pennsylvania personal automobile lines in the last two years. These initiatives included the reclassification of certain homeowners risks from our preferred program to our standard program, resulting in a higher premium, as well as modified underwriting standards relating to the types of Pennsylvania personal automobile risks the Group will write.
Underwriting Expenses and the Expense Ratio is discussed below.

2005 vs. 2004 Expenses and Expense Ratio	2005	2004	Change	% Change
	(Dollars in thousands)
Amortization of Deferred Acquisition Costs	$16,849	$15,075	$1,774	11.8%
As a % of net premiums earned	22.5%	27.0%	(4.5)%
Other underwriting expenses	10,766	11,898	(1,132)	(9.5)%
Total expenses excluding losses/ LAE	$27,615	$26,973	$642	2.4%
Underwriting expense ratio	36.9%	48.4%	(11.5)%
     Underwriting expenses increased by $642,000, or 2.4%, to $27.6 million in 2005, as compared to 2004. This increase was principally attributable to an increase in other underwriting expenses, growth in commissions resulting from higher earned premium volume, and increased charges relating to corporate expenses and compensation expenses, including bonuses and agents profit-sharing, which were at higher levels than in 2004. In 2005, the Group had pre-tax external expense associated with Sarbanes – Oxley compliance of $693,000, and pre-tax expense of $693,000 associated with grants of restricted stock, for which expenses were $832,000 and $383,000, respectively, in 2004.

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
     In the third quarter of 2004, we began renewing most of our New Jersey policies in our Mercer Insurance Company of New Jersey, Inc. subsidiary, thus eliminating the Group’s liability for retaliatory premium taxes. Accordingly, the results for 2005 do not reflect any expense for retaliatory taxes, while 2004 included a pre-tax expense for this item of approximately $200,000. See the Liquidity and Capital Resources section for additional information regarding retaliatory tax and the Group’s claim to recover previously paid retaliatory tax.

2005 vs. 2004 Income Taxes	2005	2004	Change	% Change
	(Dollars in thousands)
Income before income taxes	$9,961	$4,356	$5,605	128.7%
Income taxes	2,941	1,092	1,849	169.3%
Net income	$7,020	$3,264	$3,756	115.1%
Effective tax rate	29.5%	25.1%	4.4%
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
     We are in the process of building an information system platform that will phase out legacy systems and consolidate them on one core transactional system. As of December 31, 2006, we have spent $4.4 million on the development of this platform, which includes license fees for software used in the platform.
     Our insurance companies maintain investment and reinsurance programs that are intended to provide sufficient funds to meet their obligations without forced sales of investments. This requires them to ladder the maturity of their portfolios and thereby maintain a portion of their investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.
     The principal source of liquidity for the Holding Company (which has modest expenses and does not currently, or for the foreseeable future, need a significant regular source of cash flow to cover these expenses other than its debt service on its indebtedness to Mercer Insurance Company and its quarterly dividend to shareholders) is dividend payments and other fees received from the insurance subsidiaries, and payments it receives on the 10-year note it received from the ESOP (see below) when the ESOP purchased shares at the time of the Conversion.
     The Group’s insurance companies are restricted by the insurance laws of their respective states of domicile regarding the amount of dividends or other distributions they may pay without notice to or the prior approval of the state regulatory authority. See discussion of restrictions on dividends and distributions in the section “Business – Regulation”.
     In connection with the acquisition of Financial Pacific Insurance Group for approximately $41.1 million in cash including transaction costs on October 1, 2005, all of the securities of Mercer Insurance Group, Inc. (which were purchased with proceeds of the Conversion) were converted into cash, with all but approximately $300,000 of this balance used to fund the acquisition. The remaining liquid assets in Mercer Insurance Group, as well as its other sources of revenue, are adequate to fund its current expenses for the foreseeable future.

     As part of the funding of the acquisition, Mercer Insurance Company, with the approval of the Pennsylvania Department of Insurance, paid an extraordinary dividend of $10 million on September 30, 2005, to Mercer Insurance Group, Inc. Mercer Insurance Company also entered into a loan agreement with Mercer Insurance Group, Inc., by which it advanced on September 30, 2005, a loan of $10 million with a 20-year note and a fixed interest rate of 4.75%, repayable in 20 equal annual installments. Mercer Insurance Group has no special limitations on its ability to take periodic dividends from its insurance subsidiaries except for normal dividend restrictions administered by the respective domiciliary state regulators as described above. Additionally, there is a covenant in the Group’s line of credit agreement that requires the Group to maintain at least 50% of its insurance companies capacity to pay dividends without state regulation pre-approval. The Group believes that the resources available to Mercer Insurance Group, Inc., will be adequate for it to meet its obligation under the note to Mercer Insurance Company, the line of credit and its other expenses.
     On July 6, 2006, September 29, 2006 and December 29, 2006, Mercer Insurance Group, Inc. paid a quarterly shareholder dividend of $0.05 per common share. The amount of dividends paid out these dates totaled $0.9 million, which amount was funded from the Group’s insurance companies, for which approval was sought and received (where necessary) from each of the insurance companies’ primary regulators, and waivers were received pursuant to the requirements of the covenants under the FPIC line of credit. The FPIC line of credit was renewed effective December 5, 2006 for Group-wide use and the FPIC dividend limitation was replaced with the Group’s dividend capacity covenant.
     Total assets increased 13%, or $60.3 million, to $507.0 million, at December 31, 2006, from $446.7 million at December 31, 2005. The Group’s total investments increased $49.3 million or 20%, primarily due to net cash provided by operating activities. Reinsurance receivables increased $8.8 million or 11%, primarily due to an increase in ceded loss and loss adjustment expense reserves. Prepaid reinsurance premiums decreased $5.2 million or 24%, primarily due to a change in certain of the Group’s reinsurance contracts for 2006, whereby fewer unearned premium reserves are ceded. Deferred policy acquisition costs increased $5.9 million or 55%, reflecting the increase to net unearned premium reserves. Additionally, deferred income taxes increased $4.2 million or 117%, primarily due to profit commissions received on reinsurance contracts that are currently taxable, increased net unearned premiums and increased net loss and loss adjustment expense reserves.
     Total liabilities increased 14%, or $47.8 million, to $391.1 million, at December 31, 2006, from $343.3 million at December 31, 2005, primarily a result of the increase in loss and loss adjustment expense reserves of $38.8 million or 18%. Other reinsurance balances increased $6.0 million or 32%, primarily due to an increase in contingent ceding commission payable relating to the profit share on reinsurance contracts.
     Total stockholders’ equity increased 12%, or $12.4 million, to $115.8 million, at December 31, 2006, from $103.4 million at December 31, 2005, primarily due to net income of $10.6 million, stock compensation plan amortization of $1.4 million and ESOP shares committed of $1.3 million, offset by stockholder dividends of $0.9 million.
     The Group maintains an Employee Stock Ownership Plan (ESOP), which purchased 626,111 shares from the Group at the time of the Conversion in return for a note bearing interest at 4% on the principal amount of $6,261,110. Mercer Insurance Company makes annual contributions to the ESOP sufficient for it to make its required annual payment under the terms of the loan to the Holding Company. It is anticipated that approximately 10% of the original ESOP shares will be allocated annually to employee participants of the ESOP. An expense charge is booked ratably during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of the Group’s stock at the time the commitment to allocate the shares is accrued and recognized. The issuance of the shares to the ESOP was fully recognized in the Additional Paid-in Capital account at Conversion, with a contra account entitled Unearned ESOP Shares established in the Stockholders’ Equity section of the balance sheet for the unallocated shares at an amount equal to their original per-share purchase price. Shareholder dividends received on unallocated ESOP shares are used to pay-down principal and interest owed on the loan to the Holding Company.
     Mercer Insurance Group, Inc. adopted a stock-based incentive plan at its 2004 annual meeting of shareholders. Pursuant to that plan, Mercer Insurance Group may issue a total of 876,555 shares, which amount will increase automatically each year by 1% of the number of shares outstanding at the end of the preceding year. At January 1, 2007, the shares authorized under the plan has been increased under this provision to 1,075,870 shares. During 2006, the Group made grants of 10,000 shares of restricted stock, grants of 26,550 incentive stock options and grants of 13,450 non-qualified stock options. A total of 14,000 shares of restricted stock, 35,075 incentive stock options and 27,425 non-qualified stock options were forfeited during 2006. No options granted under the plan have been exercised as of December 31, 2006.
     On October 20, 2004, the Group’s Board of Directors authorized the repurchase of up to 250,000 additional shares of its common stock (in addition to the 250,000 share repurchase authorized June 16, 2004 and previously completed). The repurchase of the additional 250,000 shares was completed on March 2, 2005. The repurchased shares will be held as treasury shares available for issuance in connection with Mercer Insurance Group’s 2004 Stock Incentive Plan. In the aggregate, 500,000 shares have been repurchased in the open market since the Conversion, at an aggregate cost of $6.3 million, or $12.53 per share, with 2005 purchases totaling $3.2 million, or $13.18 per share. In addition, 1,563 and 1,950 shares of stock were repurchased from employees in 2005 and 2006, respectively, in order to pay the required tax withholdings on the vesting of restricted stock under the stock incentive plan.
     As previously disclosed in the Group’s SEC filings, during 2003 and 2004 the Group paid an aggregate of $3.2 million, plus interest, to the New Jersey Division of Taxation (the “Division”) in retaliatory tax. In conjunction with making such payments, the Group filed notices of protest with the Division with respect to the retaliatory tax imposed. The payments were made in response to notices of deficiency issued by the Division to the Group.
     The retaliatory tax generally is imposed on foreign insurers when the foreign company’s home state (i.e., its state of incorporation or domicile) has a higher rate of premium tax than the state imposing the tax, in this case New Jersey. The basis for the Group’s protests was that the Division was denying the Group the benefits of New Jersey’s premium tax cap, which limits the premiums tax to the lesser of the Group’s New Jersey premiums or 12.5 percent of the Group’s total premiums received from both New Jersey and out-of-state policyholders. In its protests, the Group argued that the Division’s position was unconstitutional and was based on an incorrect interpretation of New Jersey law. The protests currently are pending with the Division’s Conferences and Appeals branch.
     For several years, and concurrent with the processing of the Group’s protests of the retaliatory tax, certain other foreign insurers have been litigating virtually identical issues in New Jersey state courts. As a result of such litigation, the Division has held off on making a determination regarding the Group’s protests until a final judicial determination is made in such cases.
     On October 19, 2006, in the case of American Fire & Casualty Company v. New Jersey Division of Taxation (A-134-04), the New Jersey Supreme Court ruled in favor of the foreign insurers, holding that the tax benefits of the premium tax cap afforded to foreign insurers should not be included in calculating the retaliatory tax. Instead, the Court ruled that the retaliatory tax and the premium tax cap must be harmonized to effectuate their respective purposes, thereby preserving the benefits of the premium tax cap for foreign insurers.
     The Group expects that the Division shortly will issue a final determination with respect to the Group’s protests based on the opinion issued by the New Jersey Supreme Court. If, as the Group expects, the Division grants the Group’s protests, a portion or all of the retaliatory tax previously paid by the Group will be refunded. Any such refund would be reduced by related Federal income tax. Due to the contingencies involved, the Group has not accrued any refund of the retaliatory tax.
ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This statement requires an employer to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. The adoption of SFAS No. 158 did not have a significant effect on operations, financial condition or liquidity.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108 to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires that registrants quantify the impact on the current year’s financial statements of correcting all misstatements, including the carryover and reversing effects of prior years’ misstatements, as well as the effects of errors arising in the current year. SAB No. 108 is effective as of the first fiscal year ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The adoption of SAB No. 108 did not have a significant effect on operations, financial condition or liquidity.

NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for income tax reserves and contingencies recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Group believes that the adoption of FIN 48 will not have a significant effect on operations, financial condition or liquidity.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. This accounting standard permits fair value re-measurement for any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; establishes a requirement to evaluate interests in securitized financial assets to identify them as freestanding derivatives or as hybrid financial instruments containing an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument pertaining to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. The Group is currently evaluating the impact that SFAS No. 155 will have, if any, on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Group is currently evaluating the impact that SFAS No. 157 will have, if any, on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates. Upon adoption, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Most of the provisions apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available for sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Group is currently evaluating the impact that SFAS No. 159 will have, if any, on its consolidated financial statements.
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
OFF BALANCE SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS
     The Group was not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles at December 31, 2006 which would give rise to previously undisclosed market, credit or financing risk.
     The Group and its subsidiaries have no significant contractual obligations at December 31, 2006, other than its insurance obligations under its policies of insurance, Trust preferred securities, a line of credit obligation, and operating lease obligations. Projected cash disbursements pertaining to these obligations, as projected at December 31, 2006, are as follows:

	Jan. 1, 2007	Jan. 1, 2008	Jan. 1, 2010	After
	to Dec. 31,	to Dec. 31,	to Dec. 31,	Dec. 31,
	2007	2009	2011	2011	Total
	(In thousands)
Gross property and casualty insurance reserves	$58,146	69,656	38,471	84,182	$250,455
Trust preferred securities, net principal outstanding	—	—	—	15,542	15,542
Interest expense relating to trust preferred securities	1,167	2,680	2,780	29,726	36,353
Line of credit	3,000	—	—	—	3,000
Operating leases	463	772	712	2,955	4,902

Total contractual obligations	$62,776	73,108	41,963	132,405	$310,252

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
     Interest Rate Risk
     Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. Our exposure to interest rate changes primarily results from our significant holdings of fixed rate investments. Fluctuations in interest rates have a direct impact on the market valuation of these securities. Our available-for-sale portfolio of fixed-income securities is carried on the balance sheet at fair value. Therefore, an adverse change in market prices of these securities would result in losses reflected on the balance sheet.
     The average duration of our fixed maturity investments, excluding mortgage-backed securities that are subject to prepayment, was approximately 3.6 years as of December 31, 2006. As a result, the market value of our investments may fluctuate in response to changes in interest rates. In addition, we may experience investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments.
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

	As of December 31, 2006
	Market Value
	-100 Basis	No Rate	+100 Basis
	Point Change	Change	Point Change
	(In thousands)
Bonds and preferred stocks	$287,429	$275,188	$262,631
Cash and cash equivalents	17,618	17,618	17,618

Total	$305,047	$292,806	$280,249

     Credit Risk
     The quality of our interest-bearing investments is generally good. 100% of our fixed maturity securities are rated investment grade, with the exception of one fixed maturity investment held with a value of $0.5 million. For the year ended December 31, 2006, we recorded a pre-tax charge to earnings of $121,000 for write-downs of other than temporarily impaired fixed-income securities.
     Equity Risk
     Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. Our exposure to changes in equity prices primarily results from our holdings of common stocks, mutual funds and other equities. Our portfolio of equity securities is carried on the balance sheet at fair value. Therefore, an adverse change in market prices of these securities would result in losses reflected in the balance sheet. Portfolio characteristics are analyzed regularly and market risk is actively managed through a variety of techniques. In accordance with accounting principles generally accepted in the United States of America, when an equity security becomes other than temporarily impaired, we record this impairment as a charge against earnings. For the year ended December 31, 2006, we incurred no impairment charges for other than temporarily impaired equity securities.
     Group and industry concentrations are monitored by the Board of Directors. At December 31, 2006, our equity portfolio made up 5.6% of the Group’s total investment portfolio, and was relatively concentrated in terms of the number of issuers and industries. At December 31, 2006, the top ten equity holdings represented $6.5 million or 39.6% of the equity portfolio. Investments in the financial sector represented 35.8% while investments in pharmaceutical companies, retail specialty companies and information technology companies represented 9.8%, 11.0% and 7.8%, respectively, of the equity portfolio at December 31, 2006. Such concentration can lead to higher levels of short-term price volatility. Due to our long-term investment focus, we are not as concerned with short-term volatility as long as our insurance subsidiaries’ ability to write business is not impaired. The table below summarizes the Group’s equity price risk and shows the effect of a hypothetical 20% increase and a 20% decrease in market prices as of December 31, 2006. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

		Estimated Fair	Hypothetical
Estimated Fair		Value After	Percentage Increase
Value of Equity		Hypothetical	(Decrease) in
Securities at	Hypothetical	Change in	Stockholders’
12/31/06	Price Change	Prices	Equity (1)
(Dollars in thousands)
$16,522	20% increase	$19,826	1.9%
$16,522	20% decrease	$13,218	(1.9%)

(1)	Net of tax

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Mercer Insurance Group, Inc. and Subsidiaries:
We have audited the accompanying consolidated balance sheets of Mercer Insurance Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercer Insurance Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
The Company adopted Statement of Financial Accounting Standards No. 123 (R), Share Based Payment, effective January 1, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Mercer Insurance Group, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 16, 2007

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2006 and 2005
(Dollars in thousands, except share amounts)

	2006	2005
Assets
Investments, at fair value:
Fixed-income securities, available for sale, at fair value (cost $274,769 and $231,191, respectively)	$273,454	229,129
Equity securities, at fair value (cost $10,940 and $8,599, respectively)	16,522	14,981
Short-term investments, at cost, which approximates fair value	7,692	4,289

Total investments	297,668	248,399

Cash and cash equivalents	17,618	20,677
Premiums receivable	38,030	37,497
Reinsurance receivables	87,987	79,214
Prepaid reinsurance premiums	16,383	21,554
Deferred policy acquisition costs	16,708	10,789
Accrued investment income	3,204	2,625
Property and equipment, net	11,936	11,720
Deferred income taxes	7,775	3,588
Goodwill	5,625	5,633
Other assets	4,033	5,002

Total assets	$506,967	446,698

Liabilities and Equity
Liabilities:
Losses and loss adjustment expenses	$250,455	211,679
Unearned premiums	81,930	78,982
Accounts payable and accrued expenses	13,442	13,761
Other reinsurance balances	24,588	18,574
Trust preferred securities	15,542	15,525
Advances under line of credit	3,000	3,000
Other liabilities	2,171	1,778

Total liabilities	391,128	343,299

Stockholders’ Equity:
Preferred stock, no par value, authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value, authorized 15,000,000 shares, issued 7,064,233 shares and 7,068,233 shares, outstanding 6,582,232 and 6,463,538 shares	—	—
Additional paid-in capital	68,473	67,973
Accumulated other comprehensive income:
Unrealized gains in investments, net of deferred income taxes	2,815	2,851
Retained Earnings	54,629	44,896
Unearned restricted stock compensation	—	(1,654)
Unearned ESOP shares	(3,757)	(4,383)
Treasury stock, 503,513 and 501,563 shares	(6,321)	(6,284)

Total stockholders’ equity	115,839	103,399

Total liabilities and stockholders’ equity	$506,967	446,698

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
Years ended December 31, 2006, 2005, and 2004
(Dollars in thousands, except per share data)

	2006	2005	2004
Revenue:
Net premiums earned	$137,673	74,760	55,784
Investment income, net of expenses	10,070	4,467	2,841
Net realized investment gains	151	1,267	484
Other revenue	2,035	772	358

Total revenue	149,929	81,266	59,467

Expenses:
Losses and loss adjustment expenses	87,697	43,384	28,138
Amortization of deferred policy acquisition costs (related party amounts of $1,212, $1,256 and $1,253, respectively)	32,694	16,849	15,075
Other expenses	13,242	10,766	11,898
Interest expense	1,212	306	—

Total expenses	134,845	71,305	55,111

Income before income taxes	15,084	9,961	4,356

Income taxes	4,449	2,941	1,092

Net income	$10,635	7,020	3,264

Net income per common share:
Basic	$1.77	1.18	0.52
Diluted	$1.71	1.14	0.51
See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2006, 2005, and 2004
(Dollars in thousands)

				Accumulated		Unearned
			Additional	other		restricted	Unearned
	Preferred	Common	paid-in	comprehensive	Retained	stock	ESOP	Treasury
	stock	stock	capital	income	earnings	compensation	shares	stock	Total
Balance, December 31, 2003	$—	—	64,871	4,478	34,612	—	(5,635)	—	98,326
Net income					3,264				3,264
Unrealized gains on securities:
Unrealized holding gains arising during period, net of related income tax expense of $529				1,028					1,028
Less reclassification adjustment for gains included in net income, net of related income tax expense of $164				(320)					(320)

Other comprehensive income									708

Comprehensive income									3,972

Unearned restricted stock compensation			2,625			(2,625)
Amortization of restricted stock compensation						383			383
ESOP shares committed			155				626		781
Treasury stock purchased								(3,054)	(3,054)

Balance, December 31, 2004	$—	—	67,651	5,186	37,876	(2,242)	(5,009)	(3,054)	100,408
Net income					7,020				7,020
Unrealized losses on securities:
Unrealized holding losses arising during period, net of related income tax benefit of $772				(1,499)					(1,499)
Less reclassification adjustment for gains included in net income, net of related income tax expense of $431				(836)					(836)

Other comprehensive loss									(2,335)

Comprehensive income									4,685

Forfeiture of restricted stock grant			(92)			92
Unearned restricted stock compensation			197			(197)
Amortization of restricted stock compensation						693			693
Tax benefit from stock compensation plan			11						11
ESOP shares committed			206				626		832
Treasury stock purchased								(3,230)	(3,230)

Balance, December 31, 2005	$—	—	67,973	2,851	44,896	(1,654)	(4,383)	(6,284)	103,399
Net income					10,635				10,635
Unrealized gains on securities:
Unrealized holding gains arising during period, net of related income tax expense of $62				120					120
Less reclassification adjustment for gains included in net income, net of related income tax expense of $80				(156)					(156)

Other comprehensive loss									(36)

Comprehensive income									10,599

Reclassification of unearned restricted stock compensation			(1,654)			1,654			—
Stock compensation plan amortization			1,398						1,398
Tax benefit from stock compensation plan			129						129
ESOP shares committed			627				626		1,253
Treasury stock purchased								(37)	(37)
Dividends to shareholders					(902)				(902)

Balance, December 31, 2006	$—	—	68,473	2,815	54,629	—	(3,757)	(6,321)	115,839

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2006, 2005, and 2004
(Dollars in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$10,635	7,020	3,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	2,587	1,895	1,472
Net amortization of premium	1,039	592	346
Amortization of restricted stock compensation	1,398	704	383
ESOP share commitment	1,253	832	781
Net realized investment gains	(151)	(1,267)	(484)
Deferred income tax	(4,168)	380	68
Change in assets and liabilities:
Premiums receivable	(533)	4,408	(2,121)
Reinsurance receivables	(8,773)	(3,155)	2,476
Prepaid reinsurance premiums	5,171	1,301	41
Deferred policy acquisition costs	(5,919)	(2,775)	(627)
Other assets	388	(1,759)	1,167
Losses and loss adjustment expenses	38,776	10,232	(1,233)
Unearned premiums	2,948	(795)	3,678
Other reinsurance balances	6,014	(3,319)	(71)
Other	6	(927)	(338)

Net cash provided by operating activities	50,671	13,367	8,802

Cash flows from investing activities:
Purchase of fixed income securities, available for sale	(193,614)	(35,054)	(82,036)
Purchase of equity securities	(5,543)	(1,012)	(3,464)
(Purchase) sale of short-term investments, net	(3,403)	(4,289)	54,396
Sale and maturity of fixed income securities, available for sale	148,593	56,228	26,773
Sale of equity securities	3,844	10,309	3,775
Purchase of subsidiary, net of cash acquired	—	(30,276)	—
Purchase of property and equipment, net	(2,797)	(1,655)	(4,253)

Net cash used in investing activities	(52,920)	(5,749)	(4,809)

Cash flows from financing activities:
Purchase of treasury stock	(37)	(3,230)	(3,054)
Tax benefit from stock compensation plans	129	—	—
Dividends to shareholders	(902)	—	—

Net cash used in financing activities	(810)	(3,230)	(3,054)

Net (decrease) increase in cash and cash equivalents	(3,059)	4,388	939
Cash and cash equivalents at beginning of period	20,677	16,289	15,350

Cash and cash equivalents at end of period	$17,618	20,677	16,289

Cash paid (received) during the year for:
Interest	$1,222	353	52
Income taxes	$7,745	3,550	(922)
See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands)
(1)	Summary of Significant Accounting Policies
(a)	Description of Business

Mercer Insurance Group, Inc. and subsidiaries (collectively, the Group) includes Mercer Insurance Company (MIC), its subsidiaries Queenstown Holding Company, Inc. (QHC) and its subsidiary Mercer Insurance Company of New Jersey, Inc. (MICNJ), Franklin Holding Company, Inc. (FHC) and its subsidiary Franklin Insurance Company (FIC), and BICUS Services Corporation (BICUS). Effective October 1, 2005, Financial Pacific Insurance Group, Inc. (FPIG) was acquired through a subsidiary of MIG, and its subsidiaries Financial Pacific Insurance Company (FPIC) and Financial Pacific Insurance Agency (FPIA).

On October 1, 2005, FPIG and its subsidiaries became wholly-owned members of the Group in an acquisition for cash (see note 11). FPIG also holds an interest in three statutory business trusts that were formed for the purpose of issuing Floating Rate Capital Securities (see note 17).

The companies in the Group are operated under common management. The Group’s operating subsidiaries are licensed collectively in twenty two states, but are currently focused on doing business in six states; Arizona, California, Nevada, New Jersey, Pennsylvania and Oregon. Mercer Insurance Company and Mercer Insurance Company of New Jersey, Inc. have recently been licensed to write property and casualty insurance in New York. Financial Pacific Insurance Company holds an additional fifteen state licenses outside of the Group’s current focus area. Currently, only direct mail surety is being written in some of these states.

The Group’s business activities are separated into three operating segments, which are commercial lines of insurance, personal lines of insurance and the investment function. The commercial lines of business consist primarily of multi-peril and commercial auto coverage. These two commercial lines represented 61% and 14%, respectively, of the Group’s net premiums written in 2006. The personal lines business consists primarily of homeowners insurance in Pennsylvania and New Jersey and private passenger automobile insurance in Pennsylvania. These two personal lines represented 10% and 4%, respectively, of net written premiums in 2006.

(b)	Consolidation Policy and Basis of Presentation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP), which differ in some respects from those followed in reports to insurance regulatory authorities, and include the accounts of each member of the Group since the date of acquisition. The insurance subsidiaries within the Group participate in a reinsurance pooling arrangement (the Pool) whereby each insurance affiliate’s underwriting results are combined and then distributed proportionately to each participant. FPIC joined the Pool effective January 1, 2006, after receiving regulatory approvals. Each insurer’s share in the Pool is based on their respective statutory surplus as of the beginning of each year. The effects of the Pool as well as all other significant intercompany accounts and transactions have been eliminated in consolidation.

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

Mercer’s business is subject to concentration risk with respect to geographic concentration. Although the Group’s operating subsidiaries are licensed collectively in twenty two states, direct premiums written for three states, California, New Jersey and Pennsylvania, constituted 53%, 28% and 8% of the 2006 direct premium written, 25%, 54%, and 16% of the 2005 direct premium written, and 0%, 78% and 22% of the 2004 direct premium written. Consequently, changes in the California, New Jersey or Pennsylvania legal, regulatory or economic environment could adversely affect the Group.

For the year ending December 31, 2006, there were no agents in the Group that individually produced greater than 5% of the Group’s direct written premiums. For the years ending December 31, 2005 and 2004, approximately 17% and 24% of the Group’s direct premiums written were produced by two agents, including one who is a related party (see Note 15 for information about related party transactions).

(e)	Investments

Due to periodic shifts in the portfolio arising from income tax planning strategies and asset-liability matching, as well as the need to be flexible in responding to changes in the securities markets and economic factors, management considers the entire portfolio of fixed-income securities as available for sale. Fixed-income securities available for sale are stated at fair value. Equity securities are carried at fair value. Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in stockholders’ equity as a component of accumulated other comprehensive income and, accordingly, have no effect on net income.

Interest on fixed-income securities is credited to income as it accrues on the principal amounts outstanding, adjusted for amortization of premiums and accretion of discounts computed utilizing the effective interest rate method. Premiums and discounts on mortgage-backed securities are amortized/accreted using anticipated prepayments with changes in anticipated prepayments, which are evaluated semi-annually, accounted for prospectively. The model used to determine anticipated prepayment assumptions for mortgage-backed securities uses separate home sale, refinancing, curtailment, and full pay-off components, derived from a variety of industry sources and used by the Group’s fixed income securities manager.

Realized gains and losses are determined on the specific identification basis. When the fair value of any investment is lower than its cost, an assessment is made to determine if the decline is other than temporary. If the decline is deemed to be other than temporary, the investment is written down to fair value and the amount of the write-down is charged to income as a realized loss. The fair value of the investment becomes its new cost basis.

(f)	Cash and Cash Equivalents and Short-term Investments

Cash and cash equivalents, and short-term investments are carried at cost which approximates fair value. The Group considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands)
Cash and cash equivalents as of December 31, 2006 and 2005 include restricted cash of $683 and $1,057, respectively, consisting of funds held for surety bonds.

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

The fair value of an equity security the Group holds in a reinsurance company is estimated based on statutory book value because the security is not traded and because of restrictions placed on the investors. After receipt of a bona fide offer to purchase this security, the stock must first be offered to the investors or its other shareholders at the lower of statutory book value or the offered price. The investors also have the ability to determine that the potential purchaser is not appropriate and void such an offer. The carrying value of this investment was $938 and $1,134 at December 31, 2006 and 2005, respectively.

Cash and cash equivalents, and short-term investments – The carrying amounts reported in the consolidated balance sheet for these instruments approximate their fair values.

Premium and reinsurance receivables – The carrying amounts reported in the consolidated balance sheet for these instruments approximate their fair values.

Trust preferred securities and line of credit obligations – The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair values.

Interest rate swaps — The estimated fair value of the interest rate swaps is based on valuations received from the financial institution counterparties.

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

Acquisition costs such as commissions, premium taxes, and certain other expenses which vary with and are primarily related to the production of business, are deferred and amortized over the effective period of the related insurance policies. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated net realizable value, which gives effect to premiums to be earned, anticipated investment income, loss and loss adjustment expenses, and certain other maintenance costs expected to be incurred as the premiums are earned. Future changes in estimates, the most significant of which is expected losses and loss adjustment expenses, may require adjustments to deferred policy acquisition costs. If the estimation of net realizable value indicates that the acquisition costs are unrecoverable, further analyses are completed to determine if a reserve is required to provide for losses that may exceed the related unearned premium.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands)
(j)	Property and Equipment

Property and equipment are carried at cost less accumulated depreciation calculated on the straight-line basis. Property is depreciated over useful lives generally ranging from five to forty years. Equipment is depreciated over three to ten years.

The Group applies the provisions of Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” to account for internally developed computer software costs. In accordance with SOP 98-1, the Group has capitalized $625, $718, and $916 in software development costs, respectively, in 2006, 2005 and 2004. These costs are amortized over their useful lives, ranging from three to five years, from the dates the systems technology becomes operational.

The carrying value of property and equipment is reviewed for recoverability including an evaluation of the estimated useful lives of such assets. Impairment is recognized only if the carrying amount of the property and equipment is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the fair value of the asset. A change in the estimated useful lives of such assets is treated as a change in estimate and is accounted for prospectively.

Upon disposal of assets, the cost and related accumulated depreciation is removed from the accounts and the resulting gain or loss is included in income.

(k)	Premium Revenue

Premiums include direct writings plus reinsurance assumed less reinsurance ceded to other insurers and are recognized as revenue over the period that coverage is provided using the daily pro-rata method. Audit premiums and premium adjustments are recorded when they are considered probable and adequate information exists to estimate the premium. Unearned premiums represent that portion of direct premiums written that are applicable to the unexpired terms of policies in force and is reported as a liability. Prepaid reinsurance premiums represent the unexpired portion of premiums ceded to reinsurers and is reported as an asset. Premiums receivable are reported net of an allowance for estimated uncollectible premium amounts. Revenue related to service fees is earned over the installment period. Agency commission and related fees are recognized based on the policy issue date.

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

Management believes that the liabilities for losses and loss adjustment expenses at December 31, 2006 are adequate to cover the ultimate net cost of losses and claims to date, but these liabilities are necessarily based on estimates, and the amount of losses and loss adjustment expenses ultimately paid may be more or less than such estimates. Changes in the estimates for losses and loss adjustment expenses are recognized in the period in which they are determined.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands)
(m)	Share-Based Compensation

The Group makes grants of qualified (ISO’s) and non-qualified stock options (NQO’s), and non-vested shares (restricted stock) under its stock option plan. Stock options are granted at prices that are not less than market price at the date of grant, and are exercisable over a period of ten years for ISO’s and ten years and one month for NQO’s. Restricted stock grants vest over a period of three to five years.

Prior to January 1, 2006, the Group accounted for this plan under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. Under the principles of APB 25, as permitted by SFAS No. 123, stock-based compensation was recognized for grants of restricted stock in the consolidated statement of earnings for the years ended December 31, 2005 and 2004, but not for grants of stock options because options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Group adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment”, using the modified-prospective-transition method. Consolidated statement of earnings for prior periods have not been retrospectively adjusted for SFAS No. 123R.

The Group adopted SFAS No. 123R on January 1, 2006 with no impact upon adoption. The compensation expense for the year ending December 31, 2006 was $711. There would have been no charge to earnings for stock option grants if we had continued to account for stock-based compensation under APB 25 for unvested stock options. SFAS No. 123R also eliminated the presentation of the contra-equity account “Unearned restricted stock compensation,” resulting in a reclass of $1,654 to Additional paid-in capital.

As of December 31, 2006, the Group has $2,214 of unrecognized total compensation cost related to non-vested stock options and restricted stock. That cost will be recognized over the remaining weighted-average vesting period of 1.9 years, based on the estimated grant date fair value.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands)
The following table shows the pro-forma effect on the consolidated statement of earnings and earnings per share as if the Group had applied SFAS No. 123 to stock options granted under its plan prior to the adoption of SFAS No. 123R on January 1, 2006.

	Years Ended December 31,
	2005	2004
Net income, as reported	7,020	3,264
Plus: Share-based compensation expense included in reported net income, net of related tax effects	457	253
Less: Total share-based compensation expense determined under fair value based method for all awards, net of related tax effects	(995)	(538)
Pro forma net income	6,482	2,979
Basic earnings per share:
As reported	1.18	0.52
Pro forma	1.09	0.48
Diluted earnings per share:
As reported	1.14	0.51
Pro forma	1.05	0.47
(n)	Income Taxes

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

(o)	Goodwill and Intangible Assets

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Group determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Group has two reporting units with goodwill as of December 31, 2006 and 2005. The Group performed the annual impairment tests as of December 31, 2006 and 2005, and the results indicated that the fair value of the reporting units exceeded their carrying amounts.

Intangible assets held by the Group have definite lives and the value is amortized on a straight-line basis over their useful lives, ranging from eight to fourteen years. The carrying amount of these intangible assets are regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the fair value of the asset.

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

The Group accounts for its interest rate swaps in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”. The Group has designated the interest rate swaps as non-hedge instruments. Accordingly, the Group recognizes the fair value of the interest rate swaps as assets or liabilities on the consolidated balance sheets with the changes in fair value recognized in the consolidated statement of earnings. The estimated fair value of the interest rate swaps is based on valuations received from the financial institution counterparties.

(q)	Earnings per Share

Earnings per share (EPS) is computed in accordance with SFAS No. 128, “Earnings per Share”. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of Diluted EPS reflects the effect of potentially dilutive securities.

(r)	Adoption of New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This statement requires an employer to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. The adoption of SFAS No. 158 did not have a significant effect on operations, financial condition or liquidity.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108 to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires that registrants quantify the impact on the current year’s financial statements of correcting all misstatements, including the carryover and reversing effects of prior years’ misstatements, as well as the effects of errors arising in the current year. SAB No. 108 is effective as of the first fiscal year ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The adoption of SAB No. 108 did not have a significant effect on operations, financial condition or liquidity.

(s)	New Accounting Pronouncements Not Yet Adopted

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for income tax reserves and contingencies recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Group believes that the adoption of FIN 48 will not have a significant effect on operations, financial condition or liquidity.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. This accounting standard permits fair value re-measurement for any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; establishes a requirement to evaluate interests in securitized financial

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands)
assets to identify them as freestanding derivatives or as hybrid financial instruments containing an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument pertaining to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. The Group is currently evaluating the impact that SFAS No. 155 will have, if any, on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Group is currently evaluating the impact that SFAS No. 157 will have, if any, on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates. Upon adoption, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Most of the provisions apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available for sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Group is currently evaluating the impact that SFAS No. 159 will have, if any, on its consolidated financial statements.

(t)	Reclassifications

Reclassifications have been made in the 2005 and 2004 financial statements and notes to conform them to the presentation of the 2006 financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands)
(2)	INVESTMENTS

Net investment income, net realized investment gains (losses), and change in unrealized gains (losses) on investment securities are as follows.

Net investment income and net realized investment gains (losses):

	2006	2005	2004
Investment income:
Fixed income securities	$11,044	5,195	3,284
Equity securities	514	559	673
Cash and equivalents	614	636	294
Other	245	112	104

Gross investment income	12,417	6,502	4,355
Less investment expenses	2,347	2,035	1,514

Net investment income	10,070	4,467	2,841

Realized gains (losses):
Fixed income securities	(402)	(608)	(97)
Equity securities	638	1,751	590
Mark-to-market valuation for interest rate swaps	(94)	122	—
Other	9	2	(9)

Net realized investment gains	151	1,267	484

Net investment income and net realized investment gains	$10,221	5,734	3,325

Investment expenses include salaries, advisory fees, and other miscellaneous expenses attributable to the maintenance of investment activities.

The changes in unrealized (losses) gains of securities are as follows:

	2006	2005	2004
Fixed-income securities	$747	(1,617)	(440)
Equity securities	(800)	(1,920)	1,512

	$(53)	(3,537)	1,072

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands)
The cost and estimated fair value of available-for-sale fixed-income and equity investment securities at December 31, 2006 and 2005 are shown below.

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost (1)	Gains	Losses	Value
2006
Fixed-income securities, available for sale:
U.S. government and government agencies (2)	$75,683	191	893	74,981
Obligations of states and political subdivisions	116,361	579	642	116,298
Industrial and miscellaneous	53,298	203	784	52,717
Mortgage-backed securities	29,427	214	183	29,458

Total fixed maturities	274,769	1,187	2,502	273,454

Equity securities:
At market value	10,846	4,838	100	15,584
At estimated value	94	844	—	938

Total equity securities	10,940	5,682	100	16,522

Total	$285,709	6,869	2,602	289,976

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost (1)	Gains	Losses	Value
2005
Fixed-income securities, available for sale:
U.S. government and government agencies	$75,864	50	913	75,001
Obligations of states and political subdivisions	80,728	124	574	80,278
Industrial and miscellaneous	55,326	14	608	54,732
Mortgage-backed securities	19,273	—	155	19,118

Total fixed maturities	231,191	188	2,250	229,129

Equity securities:
At market value	8,505	5,345	3	13,847
At estimated value	94	1,040	—	1,134

Total equity securities	8,599	6,385	3	14,981

Total	$239,790	6,573	2,253	244,110

(1)	Original cost of equity securities; original cost of fixed-income securities adjusted for amortization of premium and accretion of discount.
(2)	Includes approximately $48,840 (cost) and $48,548 (estimated fair value) of mortgage–backed securities backed by the U.S. government and government agencies.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands)
The estimated fair value and unrealized loss for securities in a temporary unrealized loss position as of December 31, 2006 are as follows :

	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$4,834	$24	$50,353	$869	$55,187	$893
Obligations of states and political subdivisions	24,948	90	40,918	552	65,866	642
Corporate securities	4,211	17	41,850	767	46,061	784
Mortgage-backed securities	4,481	24	13,266	159	17,747	183

Total fixed maturities	38,474	155	146,387	2,347	184,861	2,502

Total equity securities	1,991	100	—	—	1,991	100

Total securities in a temporary unrealized loss position	$40,465	$255	$146,387	$2,347	$186,852	$2,602

Fixed maturity investments with unrealized losses for less than twelve months are primarily due to changes in the interest rate environment. At December 31, 2006 the Group has 198 fixed maturity securities with unrealized losses for more than twelve months. Of the 198 securities with unrealized losses for more than twelve months, 192 of them have fair values of no less than 96% or more of cost, and the other 6 securities have a fair value greater than 93% of cost. The fixed income portfolio is invested 100% in investment grade securities, with the exception of one fixed maturity investment held with a value of $0.5 million, as of December 31, 2006, and these unrealized losses primarily reflect the current interest rate environment. The Group believes these declines are temporary.

There are 12 equity securities that are in an unrealized loss position at December 31, 2006. All of these securities have been in an unrealized loss position for less than six months. The Group believes these declines are temporary.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands)
The estimated fair value and unrealized loss for securities in a temporary unrealized loss position as of December 31, 2005 are as follows :

	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$53,785	$372	$16,853	$541	$70,638	$913
Obligations of states and political subdivisions	57,979	317	11,397	257	69,376	574
Corporate securities	44,446	373	7,761	235	52,207	608
Mortgage-backed securities	18,646	155	—	—	18,646	155

Total fixed maturities	174,856	1,217	36,011	1,033	210,867	2,250

Total equity securities	604	3	—	—	604	3

Total securities in a temporary unrealized loss position	$175,460	$1,220	$36,011	$1,033	$211,471	$2,253

Fixed maturity investments with unrealized losses for less than twelve months are primarily due to changes in the interest rate environment. At December 31, 2005, the Group has 53 fixed maturity securities with unrealized losses for more than twelve months. Of the 53 securities with unrealized losses for more than twelve months, 46 of them have fair values of no less than 96% of cost, and the other 7 securities have a fair value greater than 92% of cost. The fixed income portfolio is invested 100% in investment grade securities, as of December 31, 2006, and these unrealized losses primarily reflect the current interest rate environment. The Group believes these declines are temporary.

There are two equity securities that are in an unrealized loss position at December 31, 2005. Both of these securities have been in an unrealized loss position for less than six months. The Group believes these declines are temporary.

The amortized cost and estimated fair value of fixed-income securities at December 31, 2006, by contractual maturity, are shown below (note that mortgage-backed securities in the below table include securities backed by the U.S. government and agencies). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$6,004	5,956
Due after one year through five years	71,712	70,871
Due after five years through ten years	76,704	76,193
Due after ten years	42,082	42,428

	196,502	195,448
Mortgage-backed securities	78,267	78,006

	$274,769	273,454

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands)
The gross realized gains and losses on investment securities are as follows:

	2006	2005	2004
Gross realized gains	$1,023	2,386	1,037
Gross realized losses	(872)	(1,119)	(553)

	$151	1,267	484

The gross realized investment losses included write-downs for the other than temporary impairment of securities totaling $121, $517, and $15 for the years ended 2006, 2005 and 2004, respectively.

Proceeds from the sales of securities were $152,438, $66,537, and $30,548 in 2006, 2005, and 2004, respectively.

Accumulated other comprehensive income was net of deferred income taxes of $1,451 and $1,469 applicable to net unrealized investment gains at December 31, 2006 and 2005, respectively.

The amortized cost of invested securities on deposit with regulatory authorities at December 31, 2006 and 2005 was $4,954 and $4,675, respectively.

(3)	DEFERRED POLICY ACQUISITION COSTS

Changes in deferred policy acquisition costs are as follows:

	2006	2005	2004
Balance, January 1	$10,789	8,014	7,387
Acquisition costs deferred	38,613	19,624	15,702
Amortization charged to earnings	(32,694)	(16,849)	(15,075)

Balance, December 31	$16,708	10,789	8,014

(4)	PROPERTY AND EQUIPMENT

Property and equipment was as follows:

	2006	2005
Property and equipment:
Land	$1,720	1,683
Buildings and improvements	7,607	7,184
Furniture, fixtures, and equipment	12,850	11,084

	22,177	19,951
Accumulated depreciation	(10,241)	(8,231)

	$11,936	11,720

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands)
(5)	LIABILITIES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

Activity in the liabilities for losses and loss adjustment expenses is summarized as follows:

	2006	2005	2004
Balances, January 1	$211,679	36,028	37,261
Less reinsurance recoverable on unpaid losses and loss expenses	(78,744)	(3,063)	(5,036)

Net balance at January 1	132,935	32,965	32,225
Reserves acquired in subsidiary acquisition, net	—	91,894	—

Net balance, as adjusted	132,935	124,859	32,225
Incurred related to:
Current year	79,275	43,921	29,024
Prior years	8,422	(537)	(886)

Total incurred	87,697	43,384	28,138

Paid related to:
Current year	23,284	20,729	14,626
Prior years	32,826	14,579	12,772

Total paid	56,110	35,308	27,398

Net balance, December 31	164,522	132,935	32,965
Plus reinsurance recoverable on unpaid losses and loss expenses	85,933	78,744	3,063

Balance at December 31	$250,455	211,679	36,028

As a result of changes in estimates of insured events in prior years, the liabilities for losses and loss adjustment expenses increased by $8.4 million in 2006 and decreased by $0.5 million and $0.9 million in 2005 and 2004, respectively.

The following table presents the increase (decrease) in the liability for unpaid losses and loss adjustment expenses attributable to insured events of prior years incurred in the year ended December 31, 2006 by line of business. Amounts shown in the 2005 column of the table include information relating to Financial Pacific Insurance Company, which was acquired on October 1, 2005, and accounted for as a purchase business combination.

		Year Ended December 31,
				2003
	Total	2005	2004	and Prior
	(In Thousands)
Commercial multi-peril	$9,618	$7,941	$334	$1,343
Commercial automobile	(1,968)	(2,085)	29	88
Other liability	(292)	(510)	129	89
Workers’ compensation	525	50	1,021	(546)
Homeowners	(55)	204	810	(1,069)
Personal automobile	571	57	217	297
Other lines	23	(132)	(13)	168

Net prior year development	$8,422	$5,525	$2,527	$370

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands)
Each quarter, we compute the estimated ultimate liability using principles and procedures applicable to the lines of business written. The establishment of loss and loss adjustment expense reserves is an inherently uncertain process and reserve uncertainty stems from a variety of sources. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustment is made. A discussion of factors contributing to an increase (decrease) in the liability for unpaid losses and loss adjustment expenses for the Group’s two major lines of business, representing 81% of total carried loss and loss adjustment expenses at December 31, 2006, follows:

Commercial multi-peril

With $120.1 million of recorded reserves, net of reinsurance, at December 31, 2006, commercial multi-peril is the line of business that carries the largest net loss and loss adjustment expense reserves, representing 73% of the Group’s total carried net loss and loss adjustment expense reserves at December 31, 2006. As a result of changes in estimates of insured events in prior years, the liabilities for prior year losses and loss adjustment expenses for the commercial multi-peril line of business increased by $9.6 million in 2006.

The strengthening of net loss and loss adjustment expense reserves in the commercial multi-peril line reflects refinement in the assumptions and techniques supporting the reserve estimates, primarily on the contractor liability book of business. Contractor liability claims, particularly construction defect claims, are long-tailed in nature and develop over a period of ten to twelve years, based on the related statute of limitations. The increase in the estimates of insured events of prior years relates primarily to a higher than expected level of claims being reported in 2006 for such prior years. Actuarial methods are used to predict future development which is assumed to follow an expected pattern that is supported by historical data and industry trends. This line of business and related reserving assumptions are inherently uncertain and several factors, including newly observed trends, taken into consideration in the actuarial analysis can cause volatility in the determination of net ultimate losses.

Commercial automobile

With $13.4 million of recorded reserves, net of reinsurance, at December 31, 2006, commercial automobile is the Group’s second largest reserved line of business, representing 8% of the Group’s total carried net loss and loss adjustment expense reserves at December 31, 2006. As a result of changes in estimates of insured events in prior years, the liabilities for losses and loss adjustment expenses for the commercial automobile line of business decreased by $2.0 million in 2006. The development of net ultimate losses on the commercial automobile line of business was better than expected in 2006, primarily as a result of a reduction in claims frequency and a lower than expected incurred. The Group’s expansion into heavy vehicle programs such as ready mix and aggregate haulers has not translated into the expected increased level of loss activity.

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

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands)
In the ordinary course of business, the Group seeks to limit its exposure to loss on individual claims and from the effects of catastrophes by entering into reinsurance contracts with other insurance companies. Reinsurance is ceded on excess of loss and pro-rata bases with the Group’s retention in 2006, 2005 and 2004 not exceeding $500 per occurrence. Insurance ceded by the Group does not relieve its primary liability as the originating insurer. The Group also assumes reinsurance from other companies on a pro-rata basis.

Many of the reinsurance treaties participated in by the Group have included provisions that establish minimum and maximum cessions and allow limited participation in the profit of the ceded business. Generally, the Group shares, on a limited basis, in the profitability through contingent ceding commissions. The Group’s exposure in the loss experience is contractually defined at minimum and maximum levels. The terms of such contracts are fixed at inception. Since estimating the emergence of claims to the applicable reinsurance layers is subject to significant uncertainty, particularly in longer-tail lines, the net amounts that will ultimately be realized may vary significantly from the estimated amounts recorded in the accompanying consolidated financial statements.

Effective January 1, 2006, FPIC restructured its property reinsurance agreement covering the first $2,000 of loss from an 80% quota share to a $1,650 excess of $350 excess of loss contract to take advantage of the Group’s capital. The restructuring also included the assumption of ceded unearned premium at January 1, 2006 by FPIC from the 2005 property quota share and casualty excess of loss agreements. These assumed premiums were then ceded into the respective 2006 treaties, which due to the reduced ceding rates, resulted in a $5,600 increase in net written and earned premium for the year ending December 31, 2006.

During the third quarter of 2006, the Group commuted all reinsurance agreements with Alea North America Insurance Company (Alea). These reinsurance agreements included participation in the property quota share and casualty excess of loss treaties. As a result of the commutation, the Group received a cash payment of $4.5 million, and recorded a pre-tax net loss on commutation of $160,000.

The effect of reinsurance with unrelated insurers on premiums written and earned is as follows:

	2006	2005	2004
Premiums written:
Direct	$185,745	92,240	65,790
Assumed	2,374	2,868	2,133
Ceded	(42,328)	(19,842)	(8,419)

Net	$145,791	75,266	59,504

Premiums earned:
Direct	$182,633	93,205	62,415
Assumed	2,539	2,696	1,829
Ceded	(47,499)	(21,141)	(8,460)

Net	$137,673	74,760	55,784

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands)
The effect of reinsurance on unearned premiums as of December 31, 2006 and 2005 is as follows:

	2006	2005
Direct	$80,976	77,863
Assumed	954	1,119

	$81,930	78,982

The effect of reinsurance on the liability for losses and loss adjustment expenses, and on losses and loss adjustment expenses incurred is as follows:

	2006	2005
Liabilities:
Direct	$244,316	208,141
Assumed	6,139	3,538

	$250,455	211,679

	2006	2005	2004
Losses and loss expenses incurred:
Direct	$115,995	48,856	26,464
Assumed	3,908	2,249	1,565
Ceded	(32,206)	(7,721)	109

Net	$87,697	43,384	28,138

The Group performs credit reviews of its reinsurers, focusing on financial stability. To the extent that a reinsurer may be unable to pay losses for which it is liable under the terms of a reinsurance agreement, the Group is exposed to the risk of continued liability for such losses.

(7)	RETIREMENT PLANS AND DEFERRED COMPENSATION PLAN

The Group maintains a 401(k) qualified retirement savings plan covering substantially all employees. Benefits are based on an employee’s annual compensation, with new employees participating after a six-month waiting period. The Group matches a percentage of each employees’ pre-tax contribution and also contributes an amount equal to 2% of each employee’s annual compensation. Deferral amounts in excess of the qualified plan limitations, as well as Group contributions on such compensation, are funded into nonqualified plans benefiting affected individuals. The cost for these benefits was $469, $177, and $134 for 2006, 2005, and 2004, respectively. In addition, the Group generally makes a discretionary contribution each year, based on Group profitability, to both the qualified 401(k) plan, and, where applicable, to the nonqualified plans. The cost for this portion of the retirement plan was $389, $201, and $255 for 2006, 2005, and 2004, respectively.

The Group sponsored the FPIG 401(k) Plan for employees of FPIG effective with the acquisition of FPIG on October 1, 2005 (see note 11). All employees of FPIC, as defined in the FPIG 401(k) Plan, who have completed six months of service were eligible for participation in the Plan. The Group matched 100% of the employee’s pre-tax contribution up to $2 on an annual basis. In the fourth quarter of 2005, the Group recognized a cost of $19 for the FPIG 401(k) Plan. Effective in 2006, the FPIG 401(k) Plan was terminated and all eligible employees were rolled into the Group’s 401(k) Plan described in the preceding paragraph.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands)
The Group also maintains a nonqualified unfunded retirement plan for its directors. The plan provides for monthly payments for life upon retirement, with a minimum payment period of ten years. The expense for this plan amounted to $145, $115, and $111 for 2006, 2005, and 2004 respectively. Costs accrued under this plan amounted to $897 and $786 at December 31, 2006 and 2005, respectively.

The Group also maintains nonqualified deferred compensation plans for its directors and officers. Under the plans, participants may elect to defer receipt of all or a portion of their fees or salary amounts, although there is no match by the Group. Amounts deferred by directors and officers, together with accumulated earnings, are distributed either as a lump sum or in installments over a period of not greater than ten years. Deferred compensation, including accumulated earnings, amounted to $1,222 and $974 at December 31, 2006 and 2005, respectively.

The Group has purchased Company-owned life insurance covering key individuals. The Group’s cost, net of increases in cash surrender value, for the Company-owned life insurance was $(23), $16, and $5 for the years ended December 31, 2006, 2005, and 2004, respectively. The cash surrender value of the Company-owned life insurance totaled $1,003 and $865 at December 31, 2006 and 2005, respectively, and is included in other assets.

On December 15, 2003, Mercer Insurance Group, Inc. was formed from the conversion of Mercer Mutual Insurance Company from the mutual to the stock form of ownership (“the Conversion”). The Group established an Employee Stock Ownership Plan (ESOP) and issued 626,111 shares to the ESOP at the Conversion offering price. The ESOP signed a promissory note in the amount of $6,261 to purchase the shares, which is due in 10 equal annual installments with interest at 4%. Shares purchased are held in a suspense account for allocation among participating employees as the loan is repaid, and are allocated to participants based on compensation as described in the plan. During 2006, 2005 and 2004, 62,611 shares were allocated to employee participants. Compensation expense equal to the fair value of the shares allocated is recognized ratably over the period that the shares are committed to be allocated to the employees. In 2006, 2005 and 2004 the Group recognized compensation expense of $1,253, $832 and $779, respectively, related to the ESOP. As of December 31, 2006, the cost of the 375,667 shares issued to the ESOP but not yet allocated to its employee participants is classified within equity as unearned ESOP shares.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands)
(8)	FEDERAL INCOME TAXES

The tax effect of temporary differences that give rise to the Group’s net deferred tax asset as of December 31, is as follows:

	2006	2005
Net loss reserve discounting	$5,675	5,197
Net unearned premiums	4,483	2,604
Compensation and benefits	1,079	760
Market discount on investments	472	731
Contingent ceding commission payable	4,060	610
Net operating loss carryforwards	—	98
Impairment of investments	54	60
Other	444	214

Deferred tax assets	16,267	10,274

Deferred policy acquisition costs	5,681	3,668
Unrealized gain on investments	1,451	1,469
Depreciation	443	622
Other	917	927

Deferred tax liabilities	8,492	6,686

Net deferred tax asset	$7,775	3,588

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes it is more likely than not the Group will realize the benefits of the deferred tax assets at December 31, 2006 and 2005.

Actual income tax expense differed from expected tax expense, computed by applying the United States federal corporate income tax rate of 34% to income before income taxes, as follows:

	2006	2005	2004
Expected tax expense	$5,129	3,387	1,481
Tax-exempt interest	(1,115)	(424)	(294)
Dividends received deduction	(104)	(112)	(135)
Non-deductible ESOP expense	213	70	52
Non-deductible options expense	74	—	—
Graduated tax rate adjustment	245	—	—
Company-owned life insurance	(8)	5	2
Other	15	15	(14)

Income tax expense	$4,449	2,941	1,092

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands)
The components of the provision for income taxes are as follows:

	2006	2005	2004
Current	$8,617	2,561	1,024
Deferred	(4,168)	380	68

Income tax expense	$4,449	2,941	1,092

(9)	SEGMENT INFORMATION

The Group markets its products through independent insurance agents, which sell commercial lines of insurance to small to medium-sized businesses and personal lines of insurance to individuals.

The Group manages its business in three segments: commercial lines insurance, personal lines insurance, and investments. The commercial lines insurance and personal lines insurance segments are managed based on underwriting results determined in accordance with U.S. generally accepted accounting principles, and the investment segment is managed based on after-tax investment returns.

Underwriting results for commercial lines and personal lines take into account premiums earned, incurred losses and loss adjustment expenses, and underwriting expenses. The investments segment is evaluated by consideration of net investment income (investment income less investment expenses) and realized gains and losses.

In determining the results of each segment, assets are not allocated to segments and are reviewed in the aggregate for decision-making purposes.

Financial data by segment is as follows:

	2006	2005	2004
Revenues:
Net premiums earned:
Commercial lines	$115,116	$51,957	$32,370
Personal lines	22,557	22,803	23,414

Total net premiums earned	137,673	74,760	55,784
Net investment income	10,070	4,467	2,841
Net realized investment gains	151	1,267	484
Other	2,035	772	358

Total revenues	$149,929	$81,266	$59,467

Income before income taxes:
Underwriting income (loss):
Commercial lines	$6,218	$5,582	$5,582
Personal lines	(2,032)	(1,768)	(4,909)

Total underwriting income	4,186	3,814	673
Net investment income	10,070	4,467	2,841
Net realized investment gains	151	1,267	484
Other	677	413	358

Income before income taxes	$15,084	$9,961	$4,356

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands)
(10)	STATUTORY FINANCIAL INFORMATION

A reconciliation of the Group’s statutory net income and surplus to the Group’s net income and stockholder’s equity, under U.S. generally accepted accounting principles, is as follows:

	2006	2005	2004
Net income:
Statutory net income	$8,173	8,899	2,898
Deferred policy acquisition costs	1,027	(785)	627
Deferred federal income taxes	4,168	(380)	(68)
Dividends from affiliates	(1,501)	—	—
Parent holding company loss	(1,816)	(747)	(238)
Other	584	33	45

GAAP net income	$10,635	7,020	3,264

Surplus:
Statutory surplus	$114,863	109,114
Deferred policy acquisition costs	16,708	10,789
Deferred federal income taxes	(2,344)	(5,052)
Nonadmitted assets	4,811	4,123
Unrealized loss on fixed-income securities	(1,315)	(2,062)
Holding company	(18,988)	(20,035)
Other	2,104	6,522

GAAP stockholders’ equity	$115,839	103,399

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

The Group’s insurance companies are required by law to maintain a certain minimum surplus on a statutory basis, and are subject to risk-based capital requirements and to regulations under which payment of a dividend from statutory surplus may be restricted and may require prior approval of regulatory authorities.

Under Pennsylvania law, there is a maximum amount of dividends that may be paid by Mercer Insurance Company to Mercer Insurance Group during any twelve-month period after notice to, but without prior approval of, the Pennsylvania Insurance Department. This limit is the greater of 10% of Mercer Insurance Company’s statutory surplus as reported on its most recent annual statement filed with the Pennsylvania Insurance Department, or the net income of Mercer Insurance Company for the period covered by such annual statement. As of December 31, 2006, the amounts available for payment of dividends from Mercer Insurance Company in 2007, without the prior approval of the Pennsylvania Insurance Department is approximately $5.9 million. In 2005, Mercer Insurance Company applied for, and received, approval to pay an extraordinary dividend of $10 million, which was used in connection with the acquisition of Financial Pacific Insurance Group, Inc. (see note 11).

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands)
All dividends from Financial Pacific Insurance Company to Financial Pacific Insurance Group, Inc. (wholly owned by Mercer Insurance Group, Inc.) require prior notice to the California Department of Insurance. All “extraordinary” dividends require advance approval, and the payment of ordinary dividends made for the purpose of servicing debt of the Group has been restricted and requires prior written consent. A dividend is deemed “extraordinary” if, when aggregated with all other dividends paid within the preceding 12 months, the dividend exceeds the greater of (a) statutory net income (excluding unrealized capital gains) for the preceding calendar year or (b) 10% of statutory surplus as of the preceding December 31. As of December 31, 2006, the amounts available for payment of dividends from Financial Pacific Insurance Company in 2007, without the prior approval, in addition to those dividends required to service debt of the Group, for which pre-approval is required, is approximately $5.6 million.

The NAIC has risk-based capital (RBC) requirements that require insurance companies to calculate and report information under a risk-based formula which measures statutory capital and surplus needs based on a regulatory definition of risk in a company’s mix of products and its balance sheet. All of the Group’s insurance subsidiaries have an RBC amount above the authorized control level RBC, as defined by the NAIC.

(11)	ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS

On October 1, 2005, the Group acquired all of the outstanding common stock of Financial Pacific Insurance Group, Inc. for $41,107 in cash (including related transaction costs), and its results of operations have been included in the consolidated financial statements of the Group since that date (see note 1(a)). The acquisition was made through a merger whereby FPIG Acquisition Corp, a Delaware corporation wholly owned by the Group, merged with and into Financial Pacific Insurance Group, Inc., which then became the surviving entity operating under the Certificate of Incorporation and Bylaws of FPIG Acquisition Corp. as a wholly owned subsidiary of the Group. Accordingly, this transaction has been accounted for as a purchase business combination by applying fair value estimates to the acquired assets, liabilities and commitments of Financial Pacific Insurance Group, Inc. as of October 1, 2005. A holdback of 11% of the purchase price was held in escrow for a period of one year relating to the terms of the acquisition agreement. This holdback was released without reduction in 2006.

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

The allocated purchase price calculated above results in an estimate of the fair value of assets acquired and liabilities assumed as of the merger date, as follows:

As of October 1, 2005
Assets acquired	$299,495
Liabilities assumed, including debt obligations of $18,521	(258,388)

Allocated purchase price	$41,107

     Intangible assets acquired:

		Approximate
	Amount assigned as of	weighted-average
	October 1, 2005	amortization period
Amortizable intangible asset acquired:
Agency Force (a)	$374	8 years
Favorable lease (b)	110	14 years

	484	9.4 years

Non-amortizable intangible asset acquired:
Goodwill	960	N/A

	960

Total	$1,444

(a)	Represents the value of the agency force through which FPIC products are sold.

(b)	Represents the value of the below-market favorable lease terms associated with the building leased by FPIC

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands)
     Intangible assets consist of the following:

	2006	2005
Intangible assets subject to amortization	$484	484
Less accumulated amortization	(68)	(14)

Net intangible assets subject to amortization	$416	470

Amortization expense for intangible assets subject to amortization was $ 54, $14, $0 in 2006, 2005 and 2004. Estimated amortization expense for 2007 and future years is as follows:

2007	$54
2008	54
2009	54
2010	54
2011	54
Thereafter	146

Total estimated amortization	$416

The following unaudited pro forma information presents the combined results of operations of Mercer Insurance Group, Inc. and Financial Pacific Insurance Group, Inc. for the twelve months ended December 31, 2005 and 2004, respectively, with pro forma purchase accounting adjustments as if the acquisition had been consummated as of the beginning of the periods presented. This pro forma information is not necessarily indicative of what would have occurred had the acquisition and related transactions been made on the dates indicated, or of future results of the Group.

(for the year ended December 31, in thousands, except per share data)	2005	2004
Revenue	$122,451	$109,332
Net income	$8,517	$8,239
Net income per share—basic	$1.43	$1.32
Net income per share—diluted	$1.38	$1.30
The goodwill associated with the acquisition of Financial Pacific Insurance Group, Inc. will not be tax-deductible.
Since the merger date, the final tax return was filed for FPIG, resulting in a $8 reduction of goodwill. The change in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 is as follows:

	2006	2005
Balance beginning of year	$5,633	4,673
Goodwill acquired in connection with the acquisition of Financial Pacific Insurance Group, Inc.	—	960
Adjustment to goodwill for final FPIG tax return	(8)	—

Balance end of year	$5,625	5,633

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands)
(12)	EARNINGS PER SHARE

The computation of basic and diluted earnings per share is as follows:

	Year Ended
	December 31
	2006	2005	2004
Numerator for basic and diluted earnings per share:
Net income	$10,635	$7,020	$3,264

Denominator for basic earnings per share - weighted-average shares outstanding	6,023	5,943	6,236
Effect of stock incentive plans	199	217	118

Denominator for diluted earnings per share	6,222	6,160	6,354

Basic earnings per share	$1.77	$1.18	$0.52

Diluted earnings per share	$1.71	$1.14	$0.51

The denominator for diluted earnings per share does not include the effect of outstanding stock options that have an anti-dilutive effect. As of December 31, 2006, 40,000 stock options were considered to be anti-dilutive and were excluded from the earnings per share calculation.

(13)	SHARE-BASED COMPENSATION

The Group adopted the Mercer Insurance Group, Inc. 2004 Stock Incentive Plan (the Plan) on June 16, 2004. Awards under the Plan may be made in the form of incentive stock options, nonqualified stock options, restricted stock or any combination to employees and non-employee Directors. At adoption, the Plan initially limited to 250,000 the number of shares that may be awarded as restricted stock, and to 500,000 the number of shares for which incentive stock options may be granted. The total number of shares initially authorized in the Plan was 876,555 shares, with an annual increase equal to 1% of the shares outstanding at the end of each year. As of January 1, 2007, the Plan’s authorization has been increased under this feature to 1,075,870 shares. The Plan provides that stock options and restricted stock awards may include vesting restrictions and performance criteria at the discretion of the Compensation Committee of the Board of Directors. The term of options may not exceed ten years for incentive stock options, and ten years and one month for nonqualified stock options, and the option price may not be less than fair market value on the date of grant. The 2004, 2005 and 2006 grants employ graded vesting over vesting periods of 3 or 5 years for restricted stock, incentive stock options, and nonqualified stock option grants, and include only service conditions. During 2006, the Group made grants of 10,000 shares of restricted stock, grants of 26,550 incentive stock options and grants of 13,450 non-qualified stock options. A total of 14,000 shares of restricted stock, 35,075 incentive stock options and 27,425 non-qualified stock options were forfeited during 2006. No options granted under the plan have been exercised as of December 31, 2006. Upon exercise, it is anticipated that new shares will be issued to the option holder.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands)
Information regarding stock option activity in Mercer Insurance Group’s Plan is presented below:

		Weighted Average
	Number of	Exercise Price
	Shares	per Share
Outstanding at December 31, 2005	659,200	$12.42
Granted - 2006	40,000	25.89
Exercised - 2006	—	—
Forfeited - 2006	(62,500)	13.04

Outstanding at December 31, 2006	636,700	$13.21

Exercisable at:
December 31, 2006	339,533	$12.27
Weighted-average remaining contractual life		7.8 years
Compensation remaining to be recognized for unvested stock options at December 31, 2006 (millions)		$1.1
Weighted-average remaining amortization period		1.9 years
Aggregate Intrinsic Value of outstanding options, December 31, 2006 (millions)		$4.5
Aggregate Intrinsic Value of exercisable options, December 31, 2006 (millions)		$2.7

In determining the charge to the consolidated statement of earnings for 2006 and the pro-forma effect for 2005 and 2004 described in Note 1(m), the per share weighted-average fair value of options granted during 2004 was $4.19, for 2005 was $4.44 and for 2006 was $11.05. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions used for grants in 2004: dividend yield of 0%; expected volatility of 20.91%; risk-free interest rate of 4.73%, and an expected life of 6.5 years, and in 2005: dividend yield of 0%; expected volatility of 18.44%; risk-free interest rate of 4.04%, and an expected life of 7.5 years, and in 2006: dividend yield of 0.77%; expected volatility of 30.94%; risk-free interest rate of 4.62%, and an expected life of 6.9 years.
Information regarding unvested restricted stock activity in Mercer Insurance Group’s Plan is below:

		Weighted Average
	Number of	Exercise Price
	Shares	per Share
Unvested restricted stock at December 31, 2005	166,417	$12.29
Granted - 2006	10,000	26.87
Vested - 2006	(56,083)	12.22
Forfeited - 2006	(14,000)	13.08

Unvested restricted stock at December 31, 2006	106,334	$13.61

Compensation remaining to be recognized for unvested restricted stock at December 31, 2006 (millions)		$1.1
Weighted-average remaining amortization period		2.0 years
(14)	COMMITMENTS AND CONTINGENCIES

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
During 2003 and 2004 the Group paid an aggregate of $3.2 million, plus interest, to the New Jersey Division of Taxation (the “Division”) in retaliatory tax. In conjunction with making such payments, the Group filed notices of protest with the Division with respect to the retaliatory tax imposed. The payments were made in response to notices of deficiency issued by the Division to the Group.
The retaliatory tax generally is imposed on foreign insurers when the foreign company’s home state (i.e., its state of incorporation or domicile) has a higher rate of premium tax than the state imposing the tax, in this case New Jersey. The basis for the Group’s protests was that the Division was denying the Group the benefits of New Jersey’s premium tax cap, which limits the premiums tax to the lesser of the Group’s New Jersey premiums or 12.5 percent of the Group’s total premiums received from both New Jersey and out-of-state policyholders. In its protests, the Group argued that the Division’s position was unconstitutional and was based on an incorrect interpretation of New Jersey law. The protests currently are pending with the Division’s Conferences and Appeals branch.
For several years, and concurrent with the processing of the Group’s protests of the retaliatory tax, certain other foreign insurers have been litigating virtually identical issues in New Jersey state courts. As a result of such litigation, the Division has held off on making a determination regarding the Group’s protests until a final judicial determination is made in such cases.
On October 19, 2006, in the case of American Fire & Casualty Company v. New Jersey Division of Taxation (A-134-04), the New Jersey Supreme Court ruled in favor of the foreign insurers, holding that the tax benefits of the premium tax cap afforded to foreign insurers should not be included in calculating the retaliatory tax. Instead, the Court ruled that the retaliatory tax and the premium tax cap must be harmonized to effectuate their respective purposes, thereby preserving the benefits of the premium tax cap for foreign insurers.
The Group expects that the Division shortly will issue a final determination with respect to the Group’s protests based on the opinion issued by the New Jersey Supreme Court. If, as the Group expects, the Division grants the Group’s protests, a portion or all of the retaliatory tax previously paid by the Group will be refunded. Any such refund would be reduced by related Federal income tax. Due to the contingencies involved, the Group has not accrued any refund of the retaliatory tax.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands)
As of December 31, 2006, the Group occupied office space and leased equipment and vehicles under various operating leases that have remaining noncancelable lease terms in excess of one year. Operating leases extending beyond 2009 represent two five-year lease option extensions relating to the FPIG office building in Rocklin, California. Although these options are cancelable, the Group currently intends on exercising these lease extension options. A summary of minimum future lease commitments, including the options on the FPIG building, as of December 31, 2006 follows:

Minimum
Requirements
Year ending December 31:
2007	$463
2008	411
2009	361
2010	356
2011	356
Thereafter	2,955

$4,902

Rental expenses of approximately $474 and $117 for the years ended December 31, 2006 and 2005, respectively, has been charged to income in the accompanying consolidated statement of earnings.

(15)	RELATED-PARTY TRANSACTIONS

The Group produces a large percentage of its business through one insurance agent, Davis Insurance Agency (Davis), the owner of which is also a Board member of the Group. In 2006, 2005, and 2004, premiums written through Davis totaled 4%, 8% and 12%, respectively, of the Group’s direct written premiums. Commissions paid to Davis were $1,187, $1,231 and $1,336 in 2006, 2005, and 2004, respectively.

Van Rensselaer, Ltd., which is owned by William V.R. Fogler, a director, has provided equities investment management services to the Group since the year 2000. Fees to Van Rensselaer, Ltd. amounted to $117, $161 and $166 in 2006, 2005 and 2004.

Thomas, Thomas & Hafer of Harrisburg, PA is a law firm the Company uses for claims handling assistance. The brother of the Chief Executive Officer of the Group is a partner of the firm. Fees to Thomas, Thomas & Hafer amounted to $73, $52 and $16 in 2006, 2005 and 2004, respectively.

(16)	LINE OF CREDIT

As of December 31, 2006 and 2005, the FPIG owed $3,000 under a $4,000 bank line of credit. The line of credit bears interest at the bank’s base rate or an optional rate based on LIBOR. The effective annual interest rate as of December 31, 2006 and 2005 was 8.25% and 7.25%, respectively. The line of credit includes covenants to maintain certain financial requirements including a minimum A.M. Best rating and minimum statutory surplus. All covenants were in compliance as of December 31, 2006 and 2005. This line of credit was renewed with the same capacity effective December 5, 2006 and with a maturity date of November 15, 2007.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands)
(17) TRUST PREFERRED SECURITIES
The Group had the following Trust Preferred Securities outstanding as of December 31, 2006:

				Maturity
	Issue Date	Amount	Interest Rate	Date
Financial Pacific Statutory Trust I	12/4/2002	$5,155	LIBOR + 4.00%	12/4/2032

Financial Pacific Statutory Trust II	5/15/2003	$3,093	7.35% fixed thru 5/15/2008 thereafter converting to floating LIBOR + 4.10%	5/15/2033

Financial Pacific Statutory Trust III	9/30/2003	$7,740	LIBOR + 4.05%	9/30/2033

Total Trust Preferred Securities		$15,988
Less: Unamortized issuance costs		$(446)

Total		$15,542

FPIG formed three statutory business trusts for the purpose of issuing Floating Rate Capital Securities (Trust preferred securities) and investing the proceeds thereof in Junior Subordinated Debentures of FPIG. FPIG holds $488 of common stock securities issued to capitalize the Trusts. Trust preferred securities totaling $15,500 were issued to the public.
Financial Pacific Statutory Trust I (Trust I) is a Connecticut statutory business trust. The Trust issued 5,000 shares of the Trust preferred securities at a price of $1,000 per share for $5,000. The Trust purchased $5,155 in Junior Subordinated Debentures from the Group that mature on December 4, 2032. The annual effective rate of interest at December 31, 2006 is 9.37%.
Financial Pacific Statutory Trust II (Trust II) is a Connecticut statutory business trust. The Trust issued 3,000 shares of the Trust preferred securities at a price of $1,000 per share for $3,000. The Trust purchased $3,093 in Junior Subordinated Debentures from the Group that mature on May 15, 2033. The annual effective rate of interest at December 31, 2006 is 7.35%.
Financial Pacific Statutory Trust III (Trust III) is a Delaware statutory business trust. The Trust issued 7,500 shares of the Trust preferred securities at a price of $1,000 per share for $7,500. The Trust purchased $7,740 in Junior Subordinated Debentures from the Group that mature on September 30, 2033. The annual effective rate of interest at December 31, 2006 is 9.42%.
The Group has the right, at any time, so long as there are no continuing events of default, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters; but not beyond the stated maturity of the Junior Subordinated Debentures. To date no interest has been deferred. FPIG entered into an interest rate swap agreement to hedge the floating interest rate on the Junior Subordinated Debentures (note 18).
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

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands)
(18) INTEREST RATE SWAP AGREEMENT FOR VARIABLE-RATE DEBT
     The Group had the following Interest Rate Swaps outstanding as of December 31, 2006:

		Notional		Counterparty	Maturity
	Effective Date	Amount	Counterparty Pays	Receives	Date
US Bank (Trust I)	3/14/2003	$5,000	3 Month LIBOR	3.5025% fixed	12/4/2007
Union Bank of California (Trust III)	10/15/2003	$7,500	3 Month LIBOR	3.3350% fixed	9/30/2008
Union Bank of California (Trust I)	12/4/2007	$5,000	3 Month LIBOR	4.7400% fixed	12/4/2012
Union Bank of California (Trust II)	5/15/2008	$3,000	3 Month LIBOR	4.8000% fixed	5/15/2013
Union Bank of California (Trust III)	9/30/2008	$7,500	3 Month LIBOR	4.8400% fixed	9/30/2013
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
As of December 31, 2006 and 2005, the Group was party to interest-rate swap agreements with an aggregate notional principal amount of $28,000. For the year ending December 31, 2006 and 2005, the Group recognized the change in the economic value of the interest rate swap agreements which is recognized in the consolidated statement of earnings as a realized (loss)/gain of $(94) and $122, respectively. The estimated fair value of the interest-rate swap agreements included in other assets was $395 and $489 as of December 31, 2006 and 2005, respectively.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands)
(19)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Group accepts various forms of collateral for issuance of its surety bonds including cash, irrevocable letters of credit and certificates of deposit. The Group’s policy is to record in the accompanying consolidated financial statements only those funds received as cash deposits. The off-balance sheet collateral held by the Group consists solely of irrevocable letters of credit totaling $1,808 and $1,329 as of December 31, 2006 and 2005, respectively.

(20)	QUARTERLY FINANCIAL DATA (unaudited)

The Group’s unaudited quarterly financial information is as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2006	2005	2006	2005	2006	2005	2006	2005
		(Unaudited, in thousands, except per share data)
Net premiums written	$39,695	$13,161	$41,234	$16,780	$34,809	$14,171	$30,053	$31,154
Net premiums earned	33,537	15,113	33,631	14,862	35,004	15,404	35,501	29,381
Net investment income earned	2,091	743	2,369	740	2,597	770	3,013	2,214
Net realized gains (losses)	307	18	298	80	(505)	1,175	51	(6)
Net income	2,650	993	2,895	1,065	2,194	2,061	2,896	2,901
Other comprehensive income (loss)	(1,752)	(1,509)	(1,599)	511	3,264	(817)	51	(520)
Comprehensive income (loss)	$898	$(516)	$1,296	$1,576	$5,458	$1,244	$2,947	$2,381
Net income per share
Basic	$0.44	0.17	$0.48	0.18	$0.36	0.35	$0.48	0.49
Diluted	$0.43	0.16	$0.47	0.17	$0.35	0.34	$0.46	0.47

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
     (a) Evaluation of Disclosure Controls and Procedures
     Mercer Insurance Group, Inc’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Group’s disclosure controls and procedures as of December 31, 2006, and based on that evaluation they have concluded that these controls and procedures are effective as of that date.
     (b) Changes in Internal Control Over Financial Reporting
     There have been no changes in the Group’s internal control over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Group’s internal control over financial reporting.
     (c) Management’s Annual Report on Internal Control Over Financial Reporting
     The management of Mercer Insurance Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Group. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2006.
     Mercer Insurance Group, Inc.’s independent auditor, KPMG LLP, a registered public accounting firm, has issued an audit report on our management’s assessment of our internal control over financial reporting. This audit report appears below.

Mercer Insurance Group, Inc.

March 16, 2007	By:	/s/ Andrew R. Speaker

Andrew R. Speaker
President and Chief Executive Officer

March 16, 2007	By:	/s/ David B. Merclean

David B. Merclean
Senior Vice President of Finance and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Mercer Insurance Group, Inc. and Subsidiaries:
We have audited management’s assessment, included in the accompanying management’s annual report on internal control over financial reporting (Item 9A(c)), that Mercer Insurance Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mercer Insurance Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Mercer Insurance Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Mercer Insurance Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mercer Insurance Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 16, 2007, expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 16, 2007

ITEM 9B. OTHER INFORMATION.
On March 15, 2007, Mercer Insurance Group, Inc., Mercer Insurance Company and BICUS (collectively, and individually, the “Company”) entered into an Amended and Restated Employment Agreement (the “Amended Agreement”) with David B. Merclean, who is Senior Vice President and Chief Financial Officer of the Company. The Amended Agreement is effective retroactively to October 31, 2004 and supersedes and replaces an Employment Agreement between the Company and Mr. Merclean dated October 31, 2004 (the “Original Agreement”).
The Amended Agreement was entered into for the purpose of correcting a drafting error in the Original Agreement which was only recently discovered. It was intended by the parties at the time of the execution of the Original Agreement that Mr. Merclean would receive compensation and benefits payments for the remainder of the then current term of the agreement in the event of the termination of his employment by the Company without disability or cause or in the event of the termination by Mr. Merclean of his employment for good reason. The Original Agreement provided under such circumstances that compensation and benefits payments would be made for a period of one year. The Amended Agreement corrects the drafting error in the Original Agreement.
The Amended Agreement differs in other minor respects from the Original Agreement, but such differences are not material in nature.
On March 15, 2007, Mercer Insurance Group, Inc., Mercer Insurance Company and BICUS (collectively, and individually, the “Company”) entered into an Amendment No. 1 to Employment Agreement (the “Amendment”) with Paul R. Corkery, who is Senior Vice President and Chief Information Officer of the Company. The Amendment is intended to amend and restate in its entirety Paragraph 3 of an Employment Agreement between the parties dated October 1, 2006 for purposes of extending the term of Mr. Corkery’s employment from March 31, 2008 to March 31, 2010 and for purposes of providing for serial one year extensions, commencing effective March 31, 2008, and on each March 31 thereafter, so as to maintain a constant three year term, unless the Company or Mr. Corkery gives prior notice of nonrenewal.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by Item 10 is incorporated by reference to Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2006.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by Item 11 is incorporated by reference to Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 12 is incorporated by reference to Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2006.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by Item 13 is incorporated by reference to Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2006.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by Item 14 is incorporated by reference to Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2006.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	(1)	The following consolidated financial statements are filed as a part of this report in Item 8.

		Report of Independent Registered Public Accounting Firm
		Consolidated Financial Statements:
		Consolidated Balance Sheets as of December 31, 2006 and 2005
		Consolidated Statements of Earnings for Each of the Years in the Three-year Period Ended December 31, 2006
		Consolidated Statements of Stockholders’ Equity for Each of the Years in the Three-year Period Ended December 31, 2006
		Consolidated Statements of Cash Flows for Each of the Years in the Three-year Period Ended December 31, 2006
		Notes to Consolidated Financial Statements

	(2)	The following consolidated financial statement schedules for the years 2006, 2005 and 2004 are submitted herewith:

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
EXHIBIT INDEX

NUMBER	TITLE

3.1	Articles of Incorporation of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Pre-effective Amendment No. 3 on Form S-1, SEC File No. 333-104897.)

3.2	Bylaws of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2003.)

4.1	Form of certificate evidencing shares of common stock of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Pre-effective Amendment no. 3 on Form S-1, SEC File No. 333-104897.)

10.1	Mercer Insurance Group, Inc. Employee Stock Ownership Plan (incorporated by reference herein to the Company’s Pre-effective Amendment No. 3 on Form S-1, SEC File No. 333-104897.)

NUMBER	TITLE

10.2	Employment Agreement, dated as of April 1, 2004, among BICUS Services Corporation, Mercer Insurance Company and Andrew R. Speaker (incorporated by reference herein to the Company’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2003.)

10.3	Employment Agreement, dated as of April 1, 2004, among BICUS Services Corporation, Mercer Insurance Company and Paul D. Ehrhardt (incorporated by reference herein to the Company’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2003.)

10.4	Amended and Restated Employment Agreement, dated as of March 15, 2007, among BICUS Services Corporation, Mercer Insurance Group, Inc., Mercer Insurance Company and David B. Merclean (filed herewith.)

10.5	Employment Agreement, dated as of October 1, 2006, among BICUS Services Corporation, Mercer Insurance Group, Inc., Mercer Insurance Company and Paul R. Corkery (incorporated by reference herein to the Company’s Quarterly Report on Form 10-Q, SEC File No. 000-25425, for the quarter ended September 30, 2006.)

10.6	Amendment No. 1 to Employment Agreement, dated as of March 15, 2007, among BICUS Services Corporation, Mercer Insurance Group, Inc., Mercer Insurance Company and Paul R. Corkery (filed herewith.)

10.7	Mercer Mutual Insurance Company Executive Nonqualified 'Excess' Plan dated June 1, 2002 (incorporated by reference herein to the Company’s Pre-effective Amendment no. 3 on Form S-1, SEC File No. 333-104897.)

10.8	Mercer Mutual Insurance Company Benefit Agreement dated December 11, 1989, as amended (incorporated by reference herein to the Company’s Pre-effective Amendment no. 3 on Form S-1, SEC File No. 333-104897.)

10.9	Mercer Insurance Group, Inc. 2004 Stock Incentive Plan, as amended through January 18, 2006 (incorporated by reference herein to the Company’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2005.)

10.10	Mercer Insurance Group, Inc. 401(k) Mirror Plan (filed herewith)

14.1	Code of Ethics (incorporated by reference herein to the Company’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2003.)

23	Consent of independent registered public accounting firm (filed herewith)

NUMBER	TITLE

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mercer	Insurance Group, Inc.

By:	/s/ Andrew R. Speaker	March 16, 2007
Andrew R. Speaker
President and Chief Executive Officer and a Director

By:	/s/ David B. Merclean	March 16, 2007
David B. Merclean
Senior Vice President of Finance and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By	/s/ Roland D. Boehm	March 16, 2007
Roland D. Boehm
Vice Chairman of the Board of Directors

By:	/s/ H. Thomas Davis	March 16, 2007

H. Thomas Davis
Director

By:	/s/ William V. R. Fogler	March 16, 2007

William V. R. Fogler
Director

By:	/s/ William C. Hart	March 16, 2007

William C. Hart
Director

By:	/s/ George T. Hornyak, Jr.	March 16, 2007

George T. Hornyak, Jr.
Chairman of the Board of Directors

By:	/s/ Samuel J. Malizia	March 16, 2007

Samuel J. Malizia
Director

By:	/s/ Richard U. Niedt	March 16, 2007

Richard U. Niedt
Director

By:	/s/ Andrew R. Speaker	March 16, 2007

Andrew R. Speaker
President and Chief Executive Officer and a Director

By:	/s/ Richard G. Van Noy	March 16, 2007

Richard G. Van Noy
Director

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Mercer Insurance Group, Inc. and Subsidiaries:
Under date of March 16, 2007, we reported on the consolidated balance sheets of Mercer Insurance Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, as contained in the annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules in the annual report on Form 10-K. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
The Company adopted Statement of Financial Accounting Standards No. 123 (R), Share Based Payment, effective January 1, 2006.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 16, 2007

Mercer Insurance Group, Inc. and Subsidiaries
Schedule I — Summary of Investments — Other than
Investments in Related Parties as of December 31, 2006

Column A	Column B	Column C	Column D
		Market	Balance
Type of Investment	Cost	Value	Sheet
	(Dollars in thousands)
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$75,683	74,981	74,981
States, municipalities and political subdivisions	116,361	116,298	116,298
All Other	82,725	82,175	82,175

Total bonds	274,769	273,454	273,454
Preferred stock	1,729	1,731	1,731

Total fixed maturities	276,498	275,185	275,185

Equity securities:
Common stocks:
Banks, trust and insurance companies	1,149	2,518	2,518
Industrial, miscellaneous and all other	8,062	12,273	12,273

Total equity securities	9,211	14,791	14,791

Short-term investments	7,692	7,692	7,692

Total investments	$293,401	297,668	297,668

See accompanying report of independent registered public accounting firm.

MERCER INSURANCE GROUP, INC.
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
Condensed Balance Sheet
December 31, 2006 and 2005

	2006	2005
	(Dollars in thousands)
ASSETS
Investment in common stock of subsidiaries (equity method)	$118,883	107,492
Investment in preferred stock of subsidiaries (equity method)	2,475	2,475
Cash and cash equivalents	1,554	307
Goodwill	1,797	1,797
Deferred tax asset	302	95
Other assets	722	1,379

Total assets	$125,733	113,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$89	23
Other liabilities	9,805	10,123

Total liabilities	9,894	10,146

Stockholders’ Equity:
Preferred stock, no par value, authorized 5,000,000 shares, no shares issued and outstanding

Common stock, no par value, authorized 15,000,000 shares, issued 7,064,233 shares and 7,068,233 shares, outstanding 6,582,232 shares and 6,463,538 shares	—	—
Additional paid-in capital	68,473	67,973
Accumulated other comprehensive income:
Unrealized gains in investments, net of deferred income taxes	2,815	2,851
Retained Earnings	54,629	44,896
Unearned restricted stock compensation	—	(1,654)
Unearned ESOP shares	(3,757)	(4,383)
Treasury stock, 503,513 and 501,563 shares	(6,321)	(6,284)

Total stockholders’ equity	115,839	103,399

Total liabilities and stockholders’ equity	$125,733	113,545

See accompanying report of independent registered public accounting firm.

MERCER INSURANCE GROUP, INC.
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
Condensed Statement of Earnings
For the Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In thousands)
Revenue:
Investment income, net of expenses	$53	547	574
Net realized capital losses	—	(211)	—

Total revenue	53	336	574

Expenses:
Other expenses	2,602	1,266	972

Total expenses	2,602	1,266	972

Loss before tax benefit	(2,549)	(930)	(398)
Income tax benefit	(633)	(304)	(160)

Loss before equity in loss of subsidiaries	(1,916)	(626)	(238)
Equity in income of subsidiaries	12,551	7,646	3,502

Net income	$10,635	7,020	3,264

See accompanying report of independent registered public accounting firm.

MERCER INSURANCE GROUP, INC.
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
Condensed Statements of Cash Flows
For the Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$10,635	7,020	3,264
Dividends from subsidiaries	1,125	10,000	—
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiaries	(12,551)	(7,646)	(3,502)
Accretion of discount	—	136	178
ESOP share commitment	1,253	832	781
Net realized investment losses	—	211	—
Amortization of restricted stock compensation	1,398	704	383
Deferred income tax	(169)	(5)	(90)
Other	366	10,017	(1,101)

Net cash provided by (used in) operating activities	2,057	21,269	(87)

Cash flows from investing activities:
Purchase of fixed income securities	—	(4,317)	(23,508)
Sale and maturity of fixed income securities	—	26,864	436
Sale of short-term investments	—	—	25,495
Purchase of subsidiary	—	(41,108)	—

Net cash (used in) provided by investing activities	—	(18,561)	2,423

Cash flows from financing activities:
Tax benefit from stock compensation plans	129	—	—
Dividends to shareholders	(902)	—	—
Purchase of treasury stock	(37)	(3,230)	(3,054)

Net cash used in financing activities	(810)	(3,230)	(3,054)

Net increase (decrease) in cash and cash equivalents	1,247	(522)	(718)
Cash and cash equivalents at beginning of period	307	829	1,547

Cash and cash equivalents at end of period	$1,554	307	829

Cash paid during the year for:
Interest	$—	—	—
Income taxes	—	—	—
See accompanying report of independent registered public accounting firm.

Mercer Insurance Group, Inc. and Subsidiaries
Schedule III — Supplementary Insurance Information

Column A	Column B	Column C	Column D	Column E	Column F
		Future Policy
	Deferred	Benefits,		Other Policy
	Policy	Losses, Claims,		Claims and
	Acquisition	and Loss	Unearned	Benefits	Premium
Segment	costs	Expenses	Premiums	Payable	Revenue
	(Dollars in thousands)
December 31, 2006
Commercial lines	$14,075	240,239	69,865	—	115,116
Personal lines	2,633	10,216	12,065	—	22,557

Total	$16,708	250,455	81,930	—	137,673

December 31, 2005
Commercial lines	$8,231	200,992	67,391	—	51,957
Personal lines	2,558	10,687	11,591	—	22,803

Total	$10,789	211,679	78,982	—	74,760

December 31, 2004
Commercial lines	$5,327	21,679	22,822	—	32,370
Personal lines	2,687	14,349	11,185	—	23,414

Total	8,014	36,028	34,007	—	55,784

	Column G	Column H	Column I	Column J	Column K
		Benefits,
		Claims,
	Net	Losses and		Other
	Investment	Settlement	Amortization	Operating	Premiums
	Income	Expenses	of DPAC	Expenses	Written
	(Dollars in thousands)
December 31, 2006
Commercial lines	$—	71,992	27,397	9,655	123,484
Personal lines	—	15,705	5,297	3,587	22,307

Total	$10,070	87,697	32,694	13,242	145,791

December 31, 2005
Commercial lines	$—	29,841	11,296	6,085	52,311
Personal lines	—	13,543	5,553	4,681	22,955

Total	$4,467	43,384	16,849	10,766	75,266

December 31, 2004
Commercial lines	$—	10,325	9,202	7,261	36,492
Personal lines	—	17,813	5,873	4,637	23,012

Total	$2,841	28,138	15,075	11,898	59,504

See accompanying report of independent registered public accounting firm.

Mercer Insurance Group, Inc. and Subsidiaries
For the years ended December 31, 2006, 2005 and 2004
Schedule IV- Reinsurance

Column A	Column B	Column C	Column D	Column E	Column F
			Assumed		Percentage
		Ceded to	from		of Amount
	Gross	Other	other	Net	Assumed
Premiums Earned	Amount	Companies	Companies	Amount	to Net
	(Dollars in thousands)
For the year ended December 31, 2006	182,633	47,499	2,539	137,673	1.8%
For the year ended December 31, 2005	93,205	21,141	2,696	74,760	3.6%
For the year ended December 31, 2004	62,415	8,460	1,829	55,784	3.3%
See accompanying report of independent registered public accounting firm.

Mercer Insurance Group, Inc. and Subsidiaries
For the years ended December 31, 2006, 2005 and 2004
Schedule V- Allowance for Uncollectible Premiums and Other Receivables

	2006	2005	2004
	(Dollars in thousands)
Balance, January 1	$401	$103	$97
Additions	467	389	129
Deletions	(240)	(91)	(123)

Balance, December 31	$628	$401	$103

See accompanying report of independent registered public accounting firm.

Mercer Insurance Group, Inc. and Subsidiaries
For the years ended December 31, 2006, 2005 and 2004
Schedule VI — Supplemental Information

Column A	Column B	Column C	Column D	Column E	Column F	Column G
	Deferred	Reserve for	Discount
	Policy	Losses and	if any		Net	Net
	Acquisition	Loss Adj.	Deducted in	Unearned	Earned	Investment
Affiliation with Registrant	Costs	Expenses	Column C	Premiums	Premiums	Income
	(Dollars in thousands)
Year ended December 31, 2006	16,708	250,455	—	81,930	137,673	10,070
Year ended December 31, 2005	10,789	211,679	—	78,982	74,760	4,467
Year ended December 31, 2004	8,014	36,028	—	34,007	55,784	2,841

	Column H		Column I	Column J	Column K
	Losses and LAE			Paid
	Incurred			Losses and	Net
	Current	Prior	Amortization	Adjustment	Written
	Year	Year	of DPAC	Expenses	Premiums
	(Dollars in thousands)
Year ended December 31, 2006	79,275	8,422	32,694	56,110	145,791
Year ended December 31, 2005	43,921	(537)	16,849	35,309	75,266
Year ended December 31, 2004	29,024	(886)	15,075	27,398	59,504
See accompanying report of independent registered public accounting firm.