Form 10-Q
period 2007-03-31
MERCER INSURANCE GROUP INC
filed 2007-05-10
CIK 1050690

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended March 31, 2007,
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
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of May 1, 2007

COMMON STOCK (No Par Value)	6,563,720

(Title of Class)	(Outstanding Shares)

Exhibit No.	Title
3.1	Articles of Incorporation of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Pre-effective Amendment No. 3 on Form S-1, SEC File No. 333-104897.)

3.2	Bylaws of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2003.)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

Forward-looking Statements
     Mercer Insurance Group, Inc. (the “Group”) may from time to time make written or oral “forward-looking statements,” including statements contained in the Group’s filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the exhibits hereto and thereto), in its reports to shareholders and in other communications by the Group, which are made in good faith by the Group pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.
     These forward-looking statements include statements with respect to the Group’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Group’s control). The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Group’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:
future economic conditions in the regional and national markets in which the Group competes which are less favorable than expected;
the effects of weather-related and other catastrophic events;
the concentration of insured accounts in California, New Jersey and Pennsylvania;
the effect of legislative, judicial, economic, demographic and regulatory events in the six states in which we do the majority of our business as of March 31, 2007;
the continuation of an A.M. Best rating in the Excellent category;
the ability to enter new markets successfully and capitalize on growth opportunities either through acquisitions or the expansion of our producer network;
the ability to obtain regulatory approval for an acquisition, to close the transaction, and to successfully integrate an acquisition and its operations;
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
     The Group cautions that the foregoing list of important factors is not exclusive. Readers are also cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this report. The Group does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Group.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
	(Unaudited)
Assets
Investments, at fair value:
Fixed-income securities, available for sale, at fair value (cost $287,951 and $274,769, respectively)	$286,996	273,454
Equity securities, at fair value (cost $10,362 and $10,940, respectively)	15,921	16,522
Short-term investments, at cost, which approximates fair value	4,178	7,692

Total investments	307,095	297,668

Cash and cash equivalents	13,153	17,618
Premiums receivable	35,295	38,030
Reinsurance receivables	92,117	87,987
Prepaid reinsurance premiums	12,068	16,383
Deferred policy acquisition costs	17,628	16,708
Accrued investment income	3,261	3,204
Property and equipment, net	11,968	11,936
Deferred income taxes	8,553	7,775
Goodwill	5,416	5,625
Other assets	4,077	4,033

Total assets	$510,631	506,967

Liabilities and Equity
Liabilities:
Losses and loss adjustment expenses	$258,464	250,455
Unearned premiums	78,427	81,930
Accounts payable and accrued expenses	10,311	13,442
Other reinsurance balances	23,509	24,588
Trust preferred securities	15,546	15,542
Advances under line of credit	3,000	3,000
Other liabilities	2,330	2,171

Total liabilities	391,587	391,128

Stockholders’ Equity:
Preferred stock, no par value, authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value, authorized 15,000,000 shares, issued 7,067,233 shares and 7,064,233 shares, outstanding 6,600,670 and 6,582,232 shares	—	—
Additional paid-in capital	69,050	68,473
Accumulated other comprehensive income:
Unrealized gains in investments, net of deferred income taxes	3,039	2,815
Retained Earnings	56,878	54,629
Unearned ESOP shares	(3,602)	(3,757)
Treasury stock, 503,513 shares	(6,321)	(6,321)

Total stockholders’ equity	119,044	115,839

Total liabilities and stockholders’ equity	$510,631	506,967

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months Ended March 31, 2007 and 2006

	2007	2006
	(Dollars in thousands, except
	per share data)
	(Unaudited)
Revenue:
Net premiums earned	$33,988	33,537
Investment income, net of expenses	2,941	2,091
Net realized investment (losses) gains	(47)	307
Other revenue	426	491

Total revenue	37,308	36,426

Expenses:
Losses and loss adjustment expenses	20,809	20,646
Amortization of deferred policy acquisition costs (related party amounts of $288 and $307, respectively)	8,777	7,292
Other expenses	3,854	4,434
Interest expense	307	298

Total expenses	33,747	32,670

Income before income taxes	3,561	3,756

Income taxes	1,008	1,106

Net income	$2,553	2,650

Earnings per common share:
Basic	$0.42	0.44
Diluted	$0.41	0.43

Weighted average shares:
Basic	6,087,191	5,969,780
Diluted	6,291,702	6,100,889
See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three months ended March 31, 2007
(Unaudited, dollars in thousands)

				Accumulated
			Additional	other		Unearned
	Preferred	Common	paid-in	comprehensive	Retained	ESOP	Treasury
	stock	stock	capital	income	earnings	shares	stock	Total
Balance, December 31, 2006	$—	—	68,473	2,815	54,629	(3,757)	(6,321)	115,839
Net income					2,553			2,553
Unrealized gains on securities:
Unrealized holding gains arising during period, net of related income tax expense of $115				224				224

Other comprehensive income								224

Comprehensive income								2,777

Stock compensation plan amortization			395					395
ESOP shares committed			142			155		297
Issuance of common stock			40					40
Dividends to stockholders					(304)			(304)

Balance, March 31, 2007	$—	—	69,050	3,039	56,878	(3,602)	(6,321)	119,044

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2007 and 2006

	2007	2006
	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$2,553	2,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	512	592
Net amortization of premium	312	289
Amortization of restricted stock compensation	395	360
ESOP share commitment	297	262
Net realized investment losses (gains)	47	(307)
Deferred income tax	(892)	(688)
Change in assets and liabilities:
Premiums receivable	2,735	(770)
Reinsurance receivables	(4,130)	(8,239)
Prepaid reinsurance premiums	4,315	6,554
Deferred policy acquisition costs	(920)	(3,482)
Other assets	540	1,163
Losses and loss adjustment expenses	8,009	11,129
Unearned premiums	(3,503)	(396)
Other reinsurance balances	(1,079)	1,728
Other	(2,968)	(3,366)

Net cash provided by operating activities	6,223	7,479

Cash flows from investing activities:
Purchase of fixed income securities, available for sale	(21,365)	(5,610)
Purchase of equity securities	—	(1,950)
Sale (purchase) of short-term investments, net	3,514	(15,328)
Sale and maturity of fixed income securities, available for sale	7,393	17,845
Sale of equity securities	579	386
Purchase of property and equipment, net	(545)	(733)

Net cash used in investing activities	(10,424)	(5,390)

Cash flows from financing activities:
Proceeds from issuance of common stock	40	—
Dividends to stockholders	(304)	—

Net cash used in financing activities	(264)	—

Net (decrease) increase in cash and cash equivalents	(4,465)	2,089
Cash and cash equivalents at beginning of period	17,618	20,677

Cash and cash equivalents at end of period	$13,153	22,766

Cash paid during the period for:
Interest	$302	302
Income taxes	$—	—
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
          Mercer Insurance Group, Inc. (MIG) and subsidiaries (collectively, the Group) includes Mercer Insurance Company (MIC), its subsidiaries Queenstown Holding Company, Inc. (QHC) and its subsidiary Mercer Insurance Company of New Jersey, Inc. (MICNJ), Franklin Holding Company, Inc. (FHC) and its subsidiary Franklin Insurance Company (FIC), and BICUS Services Corporation (BICUS). Effective October 1, 2005, MIG acquired Financial Pacific Insurance Group, Inc. (FPIG) and its subsidiaries, Financial Pacific Insurance Company (FPIC) and Financial Pacific Insurance Agency (FPIA). FPIG also holds an interest in three statutory business trusts that were formed for the purpose of issuing Floating Rate Capital Securities.
          The Group, through its property and casualty insurance subsidiaries, provides a wide array of property and casualty insurance products designed to meet the insurance needs of individuals in New Jersey and Pennsylvania, and small and medium-sized businesses throughout Arizona, California, Nevada, New Jersey, Oregon and Pennsylvania.
          Certain amounts in the Group’s 2006 interim consolidated financial statements have been presented in these financial statements using a different classification. Amortization of deferred policy acquisition costs for the 3 months ended March 31, 2006 includes approximately $1.8 million of amortization expense that was included in other expenses in the Group’s reported results for the 3 months ended March 31, 2006. Other expenses for the 3 months ended March 31, 2006 has correspondingly been reduced by approximately $1.8 million. These changes have no effect on the Group’s net income or stockholders’ equity.
          These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2006 included in the Group’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
     Share-Based Compensation
          The Group makes grants of qualified (ISO’s) and non-qualified stock options (NQO’s), and non-vested shares (restricted stock) under its stock incentive plan. Stock options are granted at prices that are not less than market price at the date of grant, and are exercisable over a period of ten years for ISO’s and ten years and one month for NQO’s. Restricted stock grants vest over a period of three or five years.
          Effective January 1, 2006, the Group adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment”, using the modified-prospective-transition method. There was no retroactive impact upon adoption. The compensation expense recorded in the consolidated statements of earnings for stock options (net of forfeitures) for the quarter ended March 31, 2007 and 2006 was $156,000 and $151,000, respectively. The compensation expense recorded in the consolidated statements of earnings for restricted stock (net of forfeitures) for the quarter ended March 31, 2007 and 2006 was $113,000 and $115,000, respectively.
          As of March 31, 2007, the Group has $1.8 million of unrecognized total compensation cost related to non-vested stock options and restricted stock. That cost will be recognized over the remaining weighted-average vesting period of 1.6 years, based on the estimated grant date fair value.
          For the quarter ended March 31, 2007, the Group made no grants of restricted stock and stock options. A total of 12,000 ISO’s were forfeited during the first quarter of 2007. A total of 3,000 ISO’s granted under the plan were exercised during the first quarter of 2007.
     Recent Accounting Pronouncements

          In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. This accounting standard permits fair value re-measurement for any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; establishes a requirement to evaluate interests in securitized financial assets to identify them as freestanding derivatives or as hybrid financial instruments containing an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument pertaining to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. The adoption of SFAS No. 155 did not have a significant effect on operations, financial condition or liquidity.
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
(2) Segment Information
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
          In determining the results of each segment, assets are not allocated to segments and are reviewed in the aggregate for decision-making purposes.

Financial data by segment is as follows:

	Three Months Ended March 31
	2007	2006
	(In thousands)
Revenues:
Net premiums earned:
Commercial lines	$28,365	$27,854
Personal lines	5,623	5,683

Total net premiums earned	33,988	33,537
Net investment income	2,941	2,091
Net realized investment (losses) gains	(47)	307
Other	426	491

Total revenues	$37,308	$36,426

Income before income taxes:
Underwriting income (loss):
Commercial lines	$1,669	$1,210
Personal lines	(1,113)	(2)

Total underwriting income	556	1,208
Net investment income	2,941	2,091
Net realized investment (losses) gains	(47)	307
Other	111	150

Income before income taxes	$3,561	$3,756

(3) Reinsurance
          Premiums earned are net of amounts ceded of $9.3 million and $13.0 million for the three months ended March 31, 2007 and 2006, respectively. Losses and loss adjustment expenses are net of amounts ceded of $9.0 million and $7.6 million for the three months ended March 31, 2007 and 2006, respectively.
          The reinsurance program renewed for 2007 with a number of changes focused on taking advantage of the Group’s capital position by reducing the level of ceded premium and retaining more of the business it writes. Effective, January 1, 2007, the Group increased its retention to $750,000 (from a maximum retention of $500,000 in 2006) on the casualty, property and workers’ compensation lines of business. Additionally, the Group strengthened the credit quality of its reinsurers by replacing the various syndicates of reinsurers on its primary treaties (i.e., treaties covering risk limits less than $1.0 million on casualty lines, less than $5.0 million on property lines and less than $10 million on workers’ compensation) with a single reinsurer, General Reinsurance Corporation, rated A++ (Superior) by A.M. Best, their highest rating.
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
          Effective January 1, 2006, FPIC restructured its property reinsurance agreement covering the first $2.0 million of loss from an 80% quota share to an $1,650,000 excess of $350,000 excess of loss contract to take advantage of the Group’s combined capital. The restructuring also included the assumption of ceded unearned premium at January 1, 2006 by FPIC from the 2005 property quota share and casualty excess of loss agreements. These assumed premiums were then ceded into the respective 2006 treaties, which due to the reduced ceding rates, resulted in a $5.6 million increase in net written premium and a $2.4 million increase in net earned premium in first quarter of 2006. There was no similar impact in the first quarter of 2007 relating to this restructuring.
(4) Comprehensive Income
          The Group’s comprehensive income for the three month period ended March 31, 2007 and 2006 is as follows:

	Three months ended
	March 31
	2007	2006
	(In thousands)
Net income	$2,553	$2,650
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains and (losses) arising during period, net of related income tax (expense) benefit of $(115) and $889	224	(1,726)
Less reclassification adjustment for gains included in net income, net of related income tax expense of $0 and $14	—	(26)

	224	(1,752)

Comprehensive income	$2,777	$898

(5) Share-based Compensation
          The Group adopted the Mercer Insurance Group, Inc. 2004 Stock Incentive Plan (the Plan) on June 16, 2004. Awards under the Plan may be made in the form of incentive stock options, nonqualified stock options, restricted stock or any combination to employees and non-employee Directors. At adoption, the Plan initially limited to 250,000 the number of shares that may be awarded as restricted stock, and to 500,000 the number of shares for which incentive stock options may be granted. The total number of shares initially authorized in the Plan was 876,555 shares, with an annual increase equal to 1% of the shares outstanding at the end of each year. As of March 31, 2007, the Plan’s authorization has been increased under this feature to 1,075,870 shares. The Plan provides that stock options and restricted stock awards may include vesting restrictions and performance criteria at the discretion of the Compensation Committee of the Board of Directors. The term of options may not exceed ten years for incentive stock options, and ten years and one month for nonqualified stock options, and the option price may not be less than fair market value on the date of grant. The grants made under the plan employ graded vesting over vesting periods of 3 or 5 years for restricted stock, incentive stock options, and nonqualified stock option grants, and include only service conditions. Upon exercise, it is anticipated that newly issued shares will be issued to the option holder.
          For the quarter ended March 31, 2007, the Group made no grants of restricted stock and stock options. A total of 12,000 incentive stock options were forfeited during the first quarter of 2007. A total of 3,000 incentive stock options granted under the plan were exercised during the first quarter of 2007.
          Information regarding stock option activity in the Group’s Plan is presented below:

		Weighted Average
	Number of	Exercise Price
	Shares	per Share
Outstanding at December 31, 2006	636,700	$13.21
Granted - 2007	0	0.00
Exercised - 2007	(3,000)	13.25
Forfeited - 2007	(12,000)	13.25

Outstanding at March 31, 2007	621,700	$13.20

Exercisable at:
March 31, 2007	334,533	$12.25
Weighted-average remaining contractual life		7.5 years
Compensation remaining to be recognized for unvested stock options at March 31, 2007 (millions)		$0.9
Weighted-average remaining amortization period		1.5 years
Aggregate Intrinsic Value of outstanding options, March 31, 2007 (millions)		$4.4
Aggregate Intrinsic Value of exercisable options, March 31, 2007 (millions)		$2.6

          In determining the expense to be recorded for stock options in the consolidated statements of earnings, the fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The significant assumptions utilized in applying the Black-Scholes-Merton option pricing model are the risk-free interest rate, expected term, dividend yield, and expected volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model. The expected term of an option award is based on expected experience of the awards. The dividend yield is determined by dividing the per share-dividend by the grant date stock price. The expected volatility is based on the volatility of the Group’s stock price over a historical period.
          Information regarding unvested restricted stock activity in the Group’s Plan is below:

		Weighted
		Average
	Number of	Fair Value
	Shares	per Share
Unvested restricted stock at December 31, 2006	106,334	$13.61
Granted - 2007	0	0.00
Vested - 2007	0	0.00
Forfeited - 2007	0	0.00

Unvested restricted stock at March 31, 2007	106,334	$13.61

Compensation remaining to be recognized for unvested restricted stock at March 31, 2007 (millions)		$0.9
Weighted-average remaining amortization period		1.7 years

(6) Earnings per Share
          The computation of basic and diluted earnings per share is as follows:

	Three months ended
	March 31
	2007	2006
	(Dollars in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$2,553	$2,650

Denominator for basic earnings per share - weighted-average shares outstanding	6,087,191	5,969,780
Effect of stock incentive plans	204,511	131,109

Denominator for diluted earnings per share	6,291,702	6,100,889

Basic earnings per share	$0.42	$0.44

Diluted earnings per share	$0.41	$0.43

          The denominator for diluted earnings per share does not include the effect of outstanding stock options that have an anti-dilutive effect. As of March 31, 2007, 40,000 stock options were considered to be anti-dilutive and were excluded from the earnings per share calculation. As of March 31, 2006, there were no stock options considered to be anti-dilutive.
(7) Income Taxes
          In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for income tax reserves and contingencies recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. On January 1, 2007, the Group adopted FIN 48. As a result of adoption, the Group recognized a previously unrecognized tax benefit of approximately $0.2 million relating to merger-related expenses for the FPIG acquisition that took place October 1, 2005. The application of FIN 48 for this unrecognized tax benefit resulted in a corresponding reduction to goodwill relating to the FPIG acquisition of $0.2 million. As of January 1, 2007, the Group has no unrecognized tax benefits. Accordingly, the Group has no interest accrued relating to unrecognized tax benefits. The Group's policy is to account for interest and penalties as a component of other expenses. The Group files income tax returns in the U.S. federal jurisdiction and various states. The Group is no longer subject to U.S. federal and does no expect any state income tax examinations by tax authorities for years before 2003. The adoption of FIN 48 did not result in any adjustments to beginning retained earnings. In addition, the adoption of FIN 48 did not have a significant effect on operations, financial condition or liquidity.
(8) Contingencies and Subsequent Event
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
          The Group received approximately $4.0 million in April 2007 as a reimbursement of protested payments of retaliatory tax, and interest, previously made by the Group for the periods 1999-2003. The refund will be recorded based on the date received, after reduction for Federal income tax, in the amount of approximately $2.6 million, including accrued interest on the refund, in the consolidated statement of earnings for the quarter ending June 30, 2007.
          The Group’s protest relating to the 2004 period, which approximates $0.4 million, plus accrued interest, is currently outstanding. The Group expects that the Division shortly will issue a final determination with respect to the Group’s protests on the 2004 year. Any refund would be reduced by related Federal income tax. Due to the contingencies involved, the Group has not accrued any refund of the retaliatory tax relating to the 2004 period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following presents management’s discussion and analysis of our financial condition and results of operations as of the dates and for the periods indicated. You should read this discussion in conjunction with the consolidated financial statements and notes thereto included in this report. This discussion contains forward-looking information that involves risks and uncertainties. Actual results could differ significantly from these forward-looking statements. See “Forward-Looking Statements”.
Overview
          Mercer Insurance Group, Inc. (MIG or the Holding Company) is a holding company owning, directly and indirectly, all of the outstanding shares of our four insurance companies and our non-insurance subsidiaries (collectively, the Group). Mercer Insurance Company, our oldest insurance company, has been engaged in the sale of property and casualty insurance since 1844. Our insurance companies underwrite property and casualty insurance principally in Arizona, California, New Jersey, Nevada, Oregon, and Pennsylvania and are as follows:
•	Mercer Insurance Company (MIC), a Pennsylvania property and casualty stock insurance company offering insurance coverages to businesses and individuals in New Jersey and Pennsylvania;

•	Mercer Insurance Company of New Jersey, Inc. (MICNJ), a New Jersey property and casualty stock insurance company offering insurance coverages to businesses and individuals located in New Jersey;

•	Franklin Insurance Company (FIC), a Pennsylvania property and casualty stock insurance company offering private passenger automobile and homeowners insurance to individuals located in Pennsylvania; and

•	Financial Pacific Insurance Company (FPIC), a California property and casualty stock insurance company offering insurance and surety products to small and medium sized commercial businesses in Arizona, California, Nevada and Oregon, and direct mail surety products to commercial businesses in various other states.
          The Group’s insurance subsidiaries are licensed collectively in twenty two states, but are currently focused on doing business in six states; Arizona, California, Nevada, New Jersey, Pennsylvania and Oregon. MIC and MICNJ are licensed to write property and casualty insurance in New York, with a current focus on writing business which supports existing accounts, with possible future expansion in other programs. FPIC holds an additional fifteen state licenses outside of the Group’s current focus area. Currently, only direct mail surety is being written in some of these states.
          The Group is subject to regulation by the insurance regulators of each state in which it is licensed to transact business. The primary regulators are the Pennsylvania Insurance Department, the California Department of Insurance, and the New Jersey Department of Banking and Insurance, because these are the regulators for the states of domicile of the Group’s insurance subsidiaries, as follows: MIC (Pennsylvania-domiciled), FPIC (California-domiciled), MICNJ (New Jersey-domiciled), and FIC (Pennsylvania-domiciled).
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
Critical Accounting Policies
          General. The Group’s financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP). We are required to make estimates and assumptions in certain circumstances that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on historical developments, market conditions, industry trends and other information that we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. We believe the following policies are the most sensitive to estimates and judgments.
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
     Reserves are closely monitored and are recomputed periodically using the most recent information on reported claims and a variety of statistical techniques. Specifically, we review, by line of business, existing reserves, new claims, changes to existing case reserves, and paid losses with respect to the current and prior accident years. We use historical paid and incurred losses and accident year data to derive expected ultimate loss and loss adjustment expense ratios by line of business. We then apply these expected loss and loss adjustment expense ratios to earned premium to derive a reserve level for each line of business. In connection with the determination of the reserves, we also consider other specific factors such as recent weather-related losses, trends in historical paid losses, and legal and judicial trends with respect to theories of liability. Some of our business relates to coverage for short-term risks, and for these risks loss development is comparatively rapid and historical paid losses, adjusted for known variables, have been a reliable predictive measure of future losses for purposes of our reserving. Some of our business relates to longer-term risks, where the claims are slower to emerge and the estimate of damage is more difficult to predict. For these lines of business, more sophisticated actuarial methods must be employed to project an ultimate loss expectation, and then the related loss history must be regularly evaluated and loss expectations updated, with the possibility of variability from the initial estimate of ultimate losses. A substantial portion of FPIC’s business is this type of longer-tailed casualty business.
     Reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at March 31, 2007.

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

	Adjusted Loss and		Adjusted Loss and
Change in Loss	Loss Adjustment	Percentage	Loss Adjustment	Percentage
and Loss	Reserves Net of	Change in	Reserves Net of	Change in
Adjustment	Reinsurance as of	Equity as of	Reinsurance as of	Equity as of
Reserves Net of	March 31,	March 31,	December 31,	December 31,
Reinsurance	2007	2007 (1)	2006	2006 (1)
(Dollars in thousands)
(10.0)%	$152,906	9.4%	$148,070	9.4%
(7.5)%	157,153	7.1%	152,183	7.0%
(5.0)%	161,400	4.7%	156,296	4.7%
(2.5)%	165,648	2.4%	160,409	2.3%
Base	169,895	—	164,522	—
2.5%	174,142	(2.4%)	168,635	(2.3)%
5.0%	178,390	(4.7%)	172,748	(4.7)%
7.5%	182,637	(7.1%)	176,861	(7.0)%
10.0%	186,885	(9.4%)	180,974	(9.4)%

(1)	Net of tax
          The property and casualty industry has incurred substantial aggregate losses from claims related to asbestos-related illnesses, environmental remediation, product liability, mold, and other uncertain exposures. We have not experienced significant losses from these types of claims. Our subsidiary, FPIC, insures contractors for liability for construction defect risks, among other risks.

          The table below summarizes loss and loss adjustment reserves by major line of business:

	March 31,	December 31,
	2007	2006
	(In thousands)
Commercial lines:
Commercial multi-peril	$184,738	$181,523
Commercial automobile	37,902	36,647
Other liability	10,738	8,462
Workers’ compensation	8,059	8,107
Surety	4,898	5,104
Fire, allied, inland marine	564	222

	246,899	240,065

Personal lines:
Homeowners	7,794	6,724
Personal automobile	2,012	2,213
Other liability	1,139	1,079
Fire, allied, inland marine	585	333
Workers’ compensation	35	41

	11,565	10,390

Total	$258,464	$250,455

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
     Our premiums earned mix reflects the Group’s focus on growing the commercial lines book, while working within our underwriting standards.
     Pricing in the property and casualty insurance industry historically has been and remains cyclical. During a soft market cycle, price competition is prevalent, which makes it difficult to write and retain properly priced personal and commercial lines business. Our policy is to maintain disciplined underwriting and pricing standards during soft markets, declining business which is inadequately priced for its level of risk. The market is highly competitive, with increasing competition recently being seen in virtually all classes of commercial accounts, package policies, commercial automobile policies and in the Pennsylvania personal auto market. We continue to work with our agents to target classes of business and accounts compatible with our underwriting appetite, which includes certain types of religious institution risks, contracting risks, small business risks and property risks. As a result of what management believes to be a soft market, direct commercial lines written premium declined in the first quarter of 2007 as compared to the first quarter of 2006 due to increased competition among other factors discussed more in detail below in the 2007 vs. 2006 Revenue discussion.
     The availability of reinsurance at reasonable pricing is an important part of our business. Effective, January 1, 2007, the Group increased its retention to $750,000 (from a maximum retention of $500,000 in 2006) on the casualty, property and workers’ compensation lines of business. As the Group increases the net retention of the business it writes, net premiums written and earned will increase and ceded losses will decrease. The impact of increased retentions under our reinsurance program in 2007 was offset in part by a decline in direct written premium due to the increasingly competitive marketplace.

Three months ended March 31, 2007 compared to three months ended March 31, 2006
     The components of income for the first quarters of 2007 and 2006, and the change and percentage change from year to year, are shown in the charts below. The accompanying narrative refers to the statistical information displayed in the chart immediately above the narrative.

2007 vs. 2006 Income	2007	2006	Change	% Change
	(Dollars in thousands)
Commercial lines underwriting income	$1,669	$1,210	$459	37.9%
Personal lines underwriting loss	(1,113)	(2)	(1,111)	N/M
Total underwriting income	556	1,208	(652)	(54.0)%
Net investment income	2,941	2,091	850	40.7%
Net realized investment (losses) gains	(47)	307	(354)	(115.3)%
Other	418	448	(30)	(6.7)%
Interest expense	(307)	(298)	(9)	3.0%
Income before income taxes	3,561	3,756	(195)	(5.2)%
Income taxes	1,008	1,106	(98)	(8.9)%
Net Income	$2,553	$2,650	$(97)	(3.7)%
Loss/ LAE ratio (GAAP)	61.2%	61.6%	(0.4)%
Underwriting expense ratio (GAAP)	37.2%	34.8%	2.4%
Combined ratio (GAAP)	98.4%	96.4%	2.0%
Loss/ LAE ratio (Statutory)	61.2%	57.0%	4.2%
Underwriting expense ratio (Statutory)	37.3%	36.9%	0.4%
Combined ratio (Statutory)	98.5%	93.9%	4.6%

(N/M means “not meaningful”)
     The Group’s GAAP combined ratio for the first quarter of 2007 was 98.4%, as compared to a combined ratio for the first quarter of 2006 of 96.4%. The statutory combined ratio for 2007 and 2006 was 98.5% and 93.9%, respectively. See discussion below relating to commercial and personal lines performance.
     Net investment income increased $0.8 million or 40.7% to $2.9 million in the first quarter of 2007 as compared to $2.1 million in the first quarter of 2006, primarily as a result of an increase in average cash and invested assets for the quarter and a favorable interest rate environment. Average cash and invested assets totaled $317.8 million for the first quarter of 2007 as compared to $275.4 million for the first quarter of 2006, representing an increase of $42.4 million, driven by operating cash flow. Realized investment (losses) gains amounted to $(47,000) in the first quarter of 2007 as compared to $0.3 million in the first quarter of 2006, which is primarily driven by changes in the fair value of the interest rate swaps for the floating rate trust preferred securities. Other revenue, which is primarily service charges recorded on insurance premiums, totaled $0.4 million for the first quarter of 2007 and 2006. Interest expense of $0.3 million for the first quarter of 2007 and 2006 represents interest expense related to the trust preferred obligations.

     Charts and discussion relating to each of our segments (commercial lines underwriting, personal lines underwriting, and the investment segment) follow with further discussion below.

2007 vs. 2006 Revenue	2007	2006	Change	% Change
	(In thousands)
Direct premiums written	$39,272	$45,397	$(6,125)	(13.5)%
Net premiums written	34,801	39,695	(4,894)	(12.3)%
Net premiums earned	33,988	33,537	451	1.3%
Net investment income	2,941	2,091	850	40.7%
Net realized investment (losses) gains	(47)	307	(354)	(115.3)%
Other revenue	426	491	(65)	(13.2)%
Total revenue	$37,308	$36,426	$882	2.4%
     Total revenues for the first quarter of 2007 increased $0.9 million or 2.4% to $37.3 million as compared to $36.4 million in the first quarter of 2006. This increase was due primarily to an increase in net premiums earned and net investment income offset in part by a decrease in net realized gains (losses). Net premiums earned totaled $34.0 million for the first quarter of 2007 as compared to $33.5 million for the first quarter of 2006, representing a 1.3% or $0.5 million increase. Net premiums earned increased 1.3% despite a 12.3% decrease in net premiums written due to the earning pattern of in-force premium written over the past 12 months. In addition, net premiums earned is impacted by the volume of audit premium recorded during the quarter which is earned immediately upon booking and by changes in reinsurance arrangements (see discussion below for discussion of audit premium and changes in reinsurance arrangements). Net investment income totaled $2.9 million for the first quarter of 2007 as compared to $2.1 million for the first quarter of 2006, representing a 40.7% or $0.8 million increase. The increase in net investment income in the first quarter of 2007 is primarily driven by an increase in average cash and invested assets and a favorable interest rate environment. Realized investment (losses) gains amounted to $(47,000) in the first quarter of 2007 as compared to $0.3 million in the first quarter of 2006. The losses and gains in the first quarter of 2007 and 2006 were primarily the result of the mark-to-market fair value adjustment on the interest rate swaps related to the floating-rate trust preferred securities.
     In the first quarter of 2007, direct premiums written declined $6.1 million or 13.5% to $39.3 million as compared to $45.4 million in the first quarter of 2006. The decline in direct premiums written is attributed to several factors including a decline in construction related activity and related audit premium in California, increased competition on large accounts as well as the return of a number of competitors to the California contractor market and the East Coast habitational market.
     The Group has seen a decline in construction related activity, specifically in California, driven by a slowdown of the residential housing market. Approximately 50% of FPIC’s business is related to artisan contractor liability, primarily in the central valley of California. Commercial multiple peril policies constitute a majority of the business written in FPIC’s contractor book of business. The premium on these policies is estimated at policy inception based on a prediction of the volume on business operations during the policy period. In addition to endorsing the policy throughout the policy period based on known information, at policy expiration, FPIC conducts an audit of the insured’s business operations in order to adjust the policy premium from an estimate to actual. Contractor liability policy premium tends to vary with local construction activity as well changes in the nature of the contractor’s operations. This decline in construction related activity has impacted both the volume of premium for the contractor in-force book of business and the related audit premium on expiring policies. Audits, primarily of construction related policies, generated $1.1 million of premium, representing a decline of $3.5 million as compared to $4.6 million of premium that was generated in the first quarter of 2006.
     The decline in direct premiums written also reflects an increasingly competitive marketplace and what management believes to be a soft market. There has been increased competition on large accounts particularly in the East Coast habitational and California contractor programs, as competitors aggressively go after these higher dollar accounts. Management continues to maintain its policy of disciplined underwriting and pricing standards, declining business which is inadequately priced for its level of risk.
     There has also been an increase in new and returning competitors, particularly in the California contractor market and the East Coast habitational market. The increase in competition makes it difficult to write and retain properly priced business. The impact of the increased competition has resulted in downward pressure on pricing and a reduction in direct premiums written.
     In the first quarter of 2007, net premiums written declined $4.9 million or 12.3% to $34.8 million as compared to $39.7 million in the first quarter of 2006. The decline in net premiums written is attributable to several factors including a decline in direct premiums written as discussed above and the impact of changes made to reinsurance arrangements in both 2006 and 2007.
     Effective January 1, 2006, FPIC restructured its property reinsurance agreement covering the first $2.0 million of loss from an 80% quota share to an $1,650,000 excess of $350,000 excess of loss contract to take advantage of the Group’s combined capital. The restructuring also included the assumption of ceded unearned premium at January 1, 2006 by FPIC from the 2005 property quota share and casualty excess of loss agreements. These assumed premiums were then ceded into the respective 2006 treaties, which due to the reduced ceding rates, resulted in a $5.6 million increase in net written premium and a $2.4 million increase in net earned premium in first quarter of 2006. There was no similar impact in the first quarter of 2007 relating to this restructuring.
     Effective, January 1, 2007, the Group increased its reinsurance retention to $750,000 (from a maximum retention of $500,000 in 2006) on the casualty, property and workers’ compensation lines of business. The effect of this change in reinsurance arrangements increases net premiums written for the first quarter of 2007.

     Growth in Net Investment Income is discussed below.

2007 vs. 2006 Investment Income and Realized Gains	2007	2006	Change	% Change
	(In thousands)
Fixed income securities	$3,152	$2,496	$656	26.3%
Dividends	74	64	10	15.6%
Cash, cash equivalents & other	203	180	23	12.8%
Gross investment income	3,429	2,740	689	25.1%
Investment expenses	(488)	(649)	161	24.8%
Net investment income	$2,941	$2,091	$850	40.7%
Realized losses — fixed income securities	$(28)	$(122)	$94	N/M
Realized gains — equity securities	29	162	(133)	N/M
Mark-to-market valuation for interest rate swaps	(48)	267	(315)	N/M
Net realized (losses) gains	$(47)	$307	$(354)	(115.3)%

(N/M means “not meaningful”)
     In the first quarter 2007, net investment income increased $0.8 million, or 40.7% to $2.9 million as compared to $2.1 million in the first quarter of 2006. Our investment income benefited in 2007 from a favorable interest rate environment and an increase in average cash and invested assets. Average cash and invested assets totaled $317.8 million for the first quarter of 2007 as compared to $275.4 million for the first quarter of 2006, representing an increase of $42.4 million, driven by operating cash flow.
     In the first quarter of 2007, investment income on fixed income securities increased $0.7 million, or 26.3% to $3.2 million as compared to $2.5 million in the first quarter of 2006. This was driven by a favorable interest rate environment and an increase in the average investments held in fixed income securities. Average investments held in fixed income securities totaled $280.2 million for the first quarter of 2007 as compared to $225.9 million for the first quarter of 2006, representing an increase of $54.3 million, or 24%. The Group’s tax equivalent yield (yield adjusted for tax-benefit received on tax-exempt securities) on fixed income securities increased to 5.08% in the first quarter of 2007 compared to 4.38% in the first quarter of 2006.
     Dividend income and interest income on cash and cash equivalents was stable at $0.1 million and $0.2 million, respectively, in the first quarter of 2007 and 2006. Investment expenses decreased 24.8%, or $0.2 million, to $0.5 million in the first quarter of 2007 from $0.7 million in the first quarter of 2006.
     Net realized (losses) gains for the first quarter of 2007 were $(47,000), as compared to $0.3 million in the first quarter of 2006. In the first quarter of 2007, net realized losses of $47,000 included gains on securities sales of $29,000, a loss on the mark-to-market valuation on the interest rate swaps of $48,000, and a write-down of securities determined to be other than-temporarily impaired of $28,000. In the first quarter of 2006, net realized gains of $0.3 million included gains on securities sales of $162,000, a gain on the mark-to-market valuation on the interest rate swaps of $267,000, offset by losses on securities of $122,000. The losses on securities for the first quarter of 2006 were comprised of $1,000 from the sale of fixed income securities and $121,000 from the write-down of securities determined to be other-than-temporarily impaired. Securities determined to be other-than-temporarily impaired were written down to our estimate of fair market value at the time of the write-down. The Group has entered into five interest rate swap agreements to hedge against interest rate risk on its floating rate trust preferred securities. The estimated fair value of the interest rates swaps is obtained from the third-party financial institution counterparties. The Group marks the investments to market using these valuations and records the change in the economic value of the interest rate swaps as a realized gain or loss in the consolidated statement of earnings.
The fixed income portfolio is invested 100% in investment grade securities, with the exception of one fixed maturity investment held with a value of $0.5 million, as of March 31, 2007, with an average rating of AA, an average maturity of 5.4 years (excluding mortgage-backed securities), and an average tax equivalent yield of 5.08%. The Group holds no investments in sub-prime lenders and any exposure it has is limited to indirect exposure, which the Group believes to be immaterial, through asset-backed securities. The average credit rating for these holdings is AA-.
The estimated fair value and unrealized loss for securities in a temporary unrealized loss position as of March 31, 2007 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$4,552	$6	$49,423	$651	$53,975	$657
Obligations of states and political subdivisions	36,277	141	40,796	516	77,073	657
Corporate securities	3,961	18	38,521	537	42,482	555
Mortgage-backed securities	2,742	9	11,894	124	14,636	133

Total fixed maturities	47,532	174	140,634	1,828	188,166	2,002

Total equity securities	1,732	66	—	—	1,732	66

Total securities in a temporary unrealized loss position	$49,264	$240	$140,634	$1,828	$189,898	$2,068

     Fixed maturity investments with unrealized losses for less than twelve months are primarily due to changes in the interest rate environment. At March 31, 2007, the Group has 182 fixed maturity securities with unrealized losses for more than twelve months. Of the 182 securities with unrealized losses for more than twelve months, 178 of them have fair values of no less than 96% or more of cost, and the other 4 securities have a fair value greater than 93% of cost. The fixed income portfolio is invested 100% in investment grade securities, with the exception of one fixed maturity investment held with a value of $0.5 million, as of March 31, 2007, and these unrealized losses primarily reflect the current interest rate environment. The Group believes these declines are temporary.
     There are 10 equity securities that are in an unrealized loss position at March 31, 2007. All of these securities have been in an unrealized loss position for less than six months. The original cost and estimated fair value of these securities is $1.7 million and $1.8 million, respectively, and the unrealized loss is $66,000 at March 31, 2007. The Group believes these declines are temporary.
     Results of our Commercial Lines segment were as follows:

2007 vs. 2006 Commercial Lines (CL)	2007	2006	Change	% Change
	(Dollars in thousands)
CL Direct premiums written	$34,101	$39,864	$(5,763)	(14.5)%
CL Net premiums written	$29,973	$34,514	$(4,541)	(13.2)%
CL Net premiums earned	$28,365	$27,854	$511	1.8%
CL Loss/ LAE expense ratio (GAAP)	56.7%	61.6%	(4.9)%
CL Expense ratio (GAAP)	37.4%	34.2%	3.2%
CL Combined ratio (GAAP)	94.1%	95.8%	(1.7)%
     In the first quarter of 2007, our commercial lines direct premiums written decreased by $5.8 million or 14.5% to $34.1 million as compared to direct written premium in the first quarter of 2006 of $39.9 million. The decline in direct premiums written is attributed to several factors including a decline in construction related activity and related audit premium in California, increased competition on large accounts as well as the return of a number of competitors to the California contractor market and the East Coast habitational market. See additional discussion above in the 2007 vs. 2006 Revenue discussion.

     In the first quarter of 2007, our commercial lines net premiums earned increased by $0.5 million or 1.8% to $28.4 million as compared to net premiums earned in the first quarter of 2006 of $27.9 million. Net premiums earned increased 1.8% despite a 13.2% decrease in net premiums written due to the earning pattern of in-force premium written over the past 12 months, and for other reasons previously discussed.
     In the commercial lines segment for the first quarter of 2007, we had underwriting income of $1.7 million, a GAAP combined ratio of 94.1%, a GAAP loss and loss adjustment expense ratio of 56.7% and a GAAP underwriting expense ratio of 37.4%, compared to underwriting income of $1.2 million, a GAAP combined ratio of 95.8%, a GAAP loss and loss adjustment expense ratio of 61.6% and a GAAP underwriting expense ratio of 34.2% in the first quarter of 2006. Our commercial lines loss ratio for the first quarter of 2007 reflects a frequency of losses reported and severity within a normal range of our expectations.
     Results of our Personal Lines segment were as follows:

2007 vs. 2006 Personal Lines (PL)	2007	2006	Change	% Change
	(Dollars in thousands)
PL Direct premiums written	$5,171	$5,533	$(362)	(6.5)%
PL Net premiums written	$4,828	$5,182	$(354)	(6.8)%
PL Net premiums earned	$5,623	$5,683	$(60)	(1.1)%
PL Loss/ LAE expense ratio (GAAP)	83.8%	61.4%	22.4%
PL Expense ratio (GAAP)	36.0%	38.6%	(2.6)%
PL Combined ratio (GAAP)	119.8%	100.0%	19.8%
     Personal lines direct premiums written declined to $5.2 million in the first quarter of 2007 as compared to $5.5 million in the first quarter of 2006, representing a decline of $0.4 million or 6.5%. Our personal lines have also been impacted by increased competition, similar to our commercial lines. Net premiums written also declined to $4.8 million in the first quarter of 2007 as compared to $5.2 million in the first quarter of 2006, representing a decline of $0.4 million or 6.8%.
     Our personal lines net premiums earned remained stable at $5.6 million and $5.7 million for the first quarter of 2007 and 2006, respectively. Net premiums earned remained stable despite a 6.8% decline in net premiums written due to the earning pattern of in-force premium written over the past 12 months.
     In the personal lines segment for the first quarter of 2007, we had an underwriting loss of $1.1 million, a GAAP combined ratio of 119.8%, a GAAP loss and loss adjustment expense ratio of 83.8% and a GAAP underwriting expense ratio of 36.0%, compared to an underwriting loss of $2,000, a GAAP combined ratio of 100.0%, a GAAP loss and loss adjustment expense ratio of 61.4% and a GAAP underwriting expense ratio of 38.6% in the first quarter of 2006. Our personal lines loss ratio for the first quarter of 2007 reflects a frequency of losses reported within a normal range of our expectations, and includes an increase in severity, due to large losses related to a variety of causes including an increase in water and freeze related losses, compared to the first quarter of 2006.

     Underwriting Expenses and the Expense Ratio is discussed below.

2007 vs. 2006 Expenses and Expense Ratio	2007	2006	Change	% Change
	(Dollars in thousands)
Amortization of Deferred Acquisition Costs	$8,777	$7,292	$1,485	20.4%
As a % of net premiums earned	25.8%	21.7%	4.1%
Other underwriting expenses	3,854	4,434	(580)	(13.1)%
Total expenses excluding losses/ LAE	$12,631	$11,726	$905	7.7%
Underwriting expense ratio	37.2%	34.8%	2.4%
     Underwriting expenses increased by $0.9 million, or 7.7%, to $12.6 million in the first quarter of 2007, as compared to $11.7 million in the first quarter of 2006. The increase in underwriting expenses primarily reflects an increase in salary expense from additions in staff Group-wide to support strategic initiatives. In addition, the amortization of deferred acquisition costs is lower in 2006 as compared to 2007 due to the fact that when FPIG was purchased on October 1, 2005, the accounting for the business combination required the Group to begin accruing deferred acquisition costs from the date of acquisition. Any previous deferred acquisition costs relating to FPIG’s business prior to the acquisition were netted with unearned premiums on the opening balance sheet. Lastly, underwriting expenses are impacted by the changes previously discussed in the 2007 and 2006 reinsurance program whereby fewer ceded premiums are being recorded and accordingly less ceding commission are received, which increases underwriting expenses and net acquisition costs.
     Our Federal income tax was as follows:

2007 vs. 2006 Income Taxes	2007	2006	Change	% Change
	(Dollars in thousands)
Income before income taxes	$3,561	$3,756	$(195)	(5.2)%
Income taxes	1,008	1,106	(98)	(8.9)%
Net income	$2,553	$2,650	$(97)	(3.7)%
Effective tax rate	28.3%	29.4%	(1.1)%
     Federal income tax expense was $1.0 million and $1.1 million for the first quarter of 2007 and 2006, respectively. The effective tax rate was 28.3% and 29.4% for the first quarter of 2007 and 2006, respectively. The 2007 effective tax rate was impacted by an increase in the tax rate on current taxable income of 1% (due to the graduated tax rate structure), offset by higher tax-advantaged income (municipal bond interest and dividend income, which reduce the effective tax rate). As of March 31, 2007, tax-advantaged fixed-income securities represented 44% of the Group’s total investment portfolio as compared to 29% of the total investment portfolio as of March 31, 2006.
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
     The principal source of liquidity for the Holding Company (which has modest expenses and does not currently, or for the foreseeable future, need a significant regular source of cash flow to cover these expenses other than its debt service on its indebtedness to MIC and its quarterly dividend to shareholders) is dividend payments and other fees received from the insurance subsidiaries, and payments it receives on the 10-year note it received from the ESOP (see below) when the ESOP purchased shares at the time of the conversion from a mutual to a stock form of organization (the “Conversion”).

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
          Under Pennsylvania law, there is a maximum amount of dividends that may be paid by MIC to MIG during any twelve-month period after notice to, but without prior approval of, the Pennsylvania Insurance Department. This limit is the greater of 10% of MIC’s statutory surplus as reported on its most recent annual statement filed with the Pennsylvania Insurance Department, or the net income of MIC for the period covered by such annual statement. As of December 31, 2006, the amounts available for payment of dividends from MIC in 2007, without the prior approval of the Pennsylvania Insurance Department is approximately $5.9 million.
          All dividends from FPIC to FPIG require prior notice to the California Department of Insurance. All “extraordinary” dividends require advance approval, and the payment of ordinary dividends made for the purpose of servicing debt of the Group has been restricted and requires prior written consent. A dividend is deemed “extraordinary” if, when aggregated with all other dividends paid within the preceding 12 months, the dividend exceeds the greater of (a) statutory net income (excluding unrealized capital gains) for the preceding calendar year or (b) 10% of statutory surplus as of the preceding December 31. As of December 31, 2006, the amounts available for payment of dividends from FPIC in 2007, without the prior approval, in addition to those dividends required to service debt of the Group, for which pre-approval is required, is approximately $5.6 million.
               As part of the funding of the acquisition of FPIG, MIC entered into a loan agreement with MIG, by which it advanced to MIG on September 30, 2005, a loan of $10 million with a 20-year note and a fixed interest rate of 4.75%, repayable in 20 equal annual installments. MIG has no special limitations on its ability to take periodic dividends from its insurance subsidiaries except for normal dividend restrictions administered by the respective domiciliary state regulators as described above. The Group believes that the resources available to MIG, will be adequate for it to meet its obligation under the note to MIC, the line of credit and its other expenses.
     On March 29, 2007, MIG paid a quarterly shareholder dividend of $0.05 per common share. MIG began paying quarterly dividends in the second quarter of 2006. The amount of dividends paid during the first quarter of 2007 totaled $0.3 million, which amount was funded from the Group’s insurance companies, for which approval was sought and received (where necessary) from each of the insurance companies’ primary regulators. There were no shareholder dividends paid in the first quarter of 2006.
     The Group maintains an Employee Stock Ownership Plan (ESOP), which purchased 626,111 shares from the Group at the time of the Conversion in return for a note bearing interest at 4% on the principal amount of $6,261,110. MIC makes annual contributions to the ESOP sufficient for it to make its required annual payment under the terms of the loan to the Holding Company. It is anticipated that approximately 10% of the original ESOP shares will be allocated annually to employee participants of the ESOP. An expense charge is booked ratably during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of the Group’s stock at the time the commitment to allocate the shares is accrued and recognized. The issuance of the shares to the ESOP was fully recognized in the Additional Paid-in Capital account at Conversion, with a contra account entitled Unearned ESOP Shares established in the Stockholders’ Equity section of the balance sheet for the unallocated shares at an amount equal to their original per-share purchase price. Shareholder dividends received on unallocated ESOP shares are used to pay-down principal and interest owed on the loan to the Holding Company.
     The Group adopted a stock-based incentive plan at its 2004 annual meeting of shareholders. Pursuant to that plan, Mercer Insurance Group may issue a total of 876,555 shares, which amount will increase automatically each year by 1% of the number of shares outstanding at the end of the preceding year. At March 31, 2007, the shares authorized under the plan has been increased under this provision to 1,075,870 shares. For the quarter ended March 31, 2007, the Group made no grants of restricted stock and stock options. A total of 12,000 incentive stock options were forfeited during the first quarter of 2007. A total of 3,000 incentive stock options granted under the plan were exercised during the first quarter of 2007.
               Total assets increased 1%, or $3.6 million, to $510.6 million, at March 31, 2007, from $507.0 million at December 31, 2006. The Group’s cash and invested assets increased $5.0 million or 2%, primarily due to net cash provided by operating activities. Reinsurance receivables increased $4.1 million or 5%, primarily due to an increase in ceded loss and loss adjustment expense reserves. Prepaid reinsurance premiums decreased $4.3 million or 26%, primarily due to a change in certain of the Group’s reinsurance contracts for 2007, whereby fewer unearned premium reserves are ceded. Deferred policy acquisition costs increased $0.9 million or 6%, reflecting the increase to net unearned premium reserves. Additionally, deferred income taxes increased $0.8 million or 10%, primarily due to profit commissions received on reinsurance contracts that are currently taxable, increased net unearned premiums and increased net loss and loss adjustment expense reserves.

     Total liabilities remained flat at $391.6 million at March 31, 2007 as compared to $391.1 million at December 31, 2006, primarily a result of the increase in loss and loss adjustment expense reserves of $8.0 million or 3%, offset by a decline in unearned premiums of $3.5 million or 4% and a decline in accounts payable and accrued expenses of $3.1 million or 23%. Unearned premiums declined primarily due to the decline in direct written premiums for the first quarter of 2007. Accounts payable and accrued expenses declined primarily due to payments for agents profit sharing, state premium taxes, Group salary bonuses and retirement funding and other payments normally made in the first quarter of each year.
     Total stockholders’ equity increased 3%, or $3.2 million, to $119.0 million, at March 31, 2007, from $115.8 million at December 31, 2006, primarily due to net income of $2.6 million, stock compensation plan amortization of $0.4 million, change in unrealized holding gains on securities of $0.2 million and ESOP shares committed of $0.3 million, offset by stockholder dividends of $0.3 million.
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
          The Group received approximately $4.0 million in April 2007 as a reimbursement of protested payments of retaliatory tax, and interest, previously made by the Group for the periods 1999-2003. The refund will be recorded based on the date received, after reduction for Federal income tax, in the amount of approximately $2.6 million, including accrued interest on the refund, in the consolidated statement of earnings for the quarter ending June 30, 2007.
          The Group’s protest relating to the 2004 period, which approximates $0.4 million, plus accrued interest, is currently outstanding. The Group expects that the Division shortly will issue a final determination with respect to the Group’s protests on the 2004 year. Any refund would be reduced by related Federal income tax. Due to the contingencies involved, the Group has not accrued any refund of the retaliatory tax relating to the 2004 period.
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
OFF BALANCE SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS
     The Group was not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles at March 31, 2007 which would give rise to previously undisclosed market, credit or financing risk.
     The Group and its subsidiaries have no significant contractual obligations at March 31, 2007, other than its insurance obligations under its policies of insurance, trust preferred securities interest and principal, a line of credit obligation, and operating lease obligations. Projected cash disbursements pertaining to these obligations have not materially changed since December 31, 2006, and the Group expects to have the resources to pay these obligations as they come due.

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
          Credit Risk. The quality of our interest-bearing investments is generally good. Our fixed maturity securities at March 31, 2007, have an average rating of AA or better.
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
          There have been no material changes in market risk from the end of the most recent fiscal year ended December 31, 2006, and the information disclosed in connection therewith.
Item 4. Controls and Procedures
          Under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1. Legal Proceedings.
     None
Item 1A. Risk Factors.
     No material changes from risk factors previously disclosed in the registrant’s Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None
Item 3. Defaults Upon Senior Securities
     None

Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None
Item 6. Exhibits
          Exhibits

Exhibit No.	Title
3.1	Articles of Incorporation of Mercer Insurance Group, Inc. (incorporated by reference herein to the Group’s Pre-effective Amendment No. 3 on Form S-1, SEC File No. 333-104897.)

3.2	Bylaws of Mercer Insurance Group, Inc. (incorporated by reference herein to the Group’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2003.)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

SIGNATURES
     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INSURANCE GROUP, INC. (Registrant)
Dated: May 10, 2007	By:	/s/ Andrew R. Speaker
Andrew R. Speaker,
President and Chief Executive Officer

Dated: May 10, 2007	By:	/s/ David B. Merclean
David B. Merclean,
Senior Vice President and Chief Financial Officer