Form 10-Q
period 2007-06-30
MERCER INSURANCE GROUP INC
filed 2007-08-09
CIK 1050690

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2007,
or
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
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of August 1, 2007

COMMON STOCK (No Par Value)	6,561,734

(Title of Class)	(Outstanding Shares)

Exhibit No.	Title
3.1	Articles of Incorporation of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Pre-effective Amendment No. 3 on Form S-1, SEC File No. 333-104897.)

3.2	Bylaws of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2003.)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

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
the concentration of insured accounts in California, New Jersey, Nevada, and Pennsylvania;
the effect of legislative, judicial, economic, demographic and regulatory events in the six states in which we do the majority of our business as of June 30, 2007;
the continuation of an A.M. Best rating in the Excellent category;
the ability to enter new markets successfully and capitalize on growth opportunities either through acquisitions or the expansion of our producer network;
the ability to obtain regulatory approval for an acquisition, to close the transaction, and to successfully integrate an acquisition and its operations;
financial market conditions, including, but not limited to, changes in interest rates and changes in the debt and equity markets causing a reduction of investment income or investment gains, an acceleration of the amortization of deferred policy acquisition costs, reduction in the value of our investment portfolio or a reduction in the demand for our products;
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
	(Dollars in thousands)
	(Unaudited)
Assets
Investments, at fair value:
Fixed-income securities, available for sale, at fair value (cost $299,889 and $274,769, respectively)	$295,101	273,454
Equity securities, at fair value (cost $11,225 and $10,940, respectively)	16,998	16,522
Short-term investments, at cost, which approximates fair value	360	7,692

Total investments	312,459	297,668

Cash and cash equivalents	15,112	17,618
Premiums receivable	44,697	38,030
Reinsurance receivables	92,970	87,987
Prepaid reinsurance premiums	11,109	16,383
Deferred policy acquisition costs	20,433	16,708
Accrued investment income	3,815	3,204
Property and equipment, net	12,314	11,936
Deferred income taxes	9,450	7,775
Goodwill	5,416	5,625
Other assets	3,633	4,033

Total assets	$531,408	506,967

Liabilities and Equity
Liabilities:
Losses and loss adjustment expenses	$263,309	250,455
Unearned premiums	89,598	81,930
Accounts payable and accrued expenses	13,885	13,442
Other reinsurance balances	20,976	24,588
Trust preferred securities	15,550	15,542
Advances under line of credit	3,000	3,000
Other liabilities	2,210	2,171

Total liabilities	408,528	391,128

Stockholders’ Equity:
Preferred stock, no par value, authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value, authorized 15,000,000 shares, issued 7,067,233 shares and 7,064,233 shares, outstanding 6,672,364 and 6,582,232 shares	—	—
Additional paid-in capital	69,697	68,473
Accumulated other comprehensive income:

Unrealized gains in investments, net of deferred income taxes	649	2,815
Retained Earnings	62,341	54,629
Unearned ESOP shares	(3,446)	(3,757)
Treasury stock, 505,499 and 503,513 shares	(6,361)	(6,321)

Total stockholders’ equity	122,880	115,839

Total liabilities and stockholders’ equity	$531,408	506,967

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Six Months Ended June 30, 2007 and 2006

	2007	2006
	(Dollars in thousands,
	except per share data)
	(Unaudited)
Revenue:
Net premiums earned	$69,064	67,168
Investment income, net of expenses	6,712	4,460
Net realized investment gains	633	605
Other revenue	907	1,078

Total revenue	77,316	73,311

Expenses:
Losses and loss adjustment expenses	42,630	42,195
Amortization of deferred policy acquisition costs (related party amounts of $579 and $614, respectively)	17,959	15,140
Other expenses	4,215	7,487
Interest expense	611	601

Total expenses	65,415	65,423

Income before income taxes	11,901	7,888

Income taxes	3,558	2,343

Net income	$8,343	5,545

Earnings per common share:
Basic	$1.37	0.93
Diluted	$1.32	0.90

Weighted average shares:
Basic	6,100,652	5,982,071
Diluted	6,307,075	6,154,893
See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months Ended June 30, 2007 and 2006

	2007	2006
	(Dollars in thousands,
	except per share data)
	(Unaudited)
Revenue:
Net premiums earned	$35,076	33,631
Investment income, net of expenses	3,771	2,369
Net realized investment gains	680	298
Other revenue	481	587

Total revenue	40,008	36,885

Expenses:
Losses and loss adjustment expenses	21,821	21,549
Amortization of deferred policy acquisition costs (related party amounts of $291 and $307, respectively)	9,182	7,848
Other expenses	361	3,052
Interest expense	304	304

Total expenses	31,668	32,753

Income before income taxes	8,340	4,132

Income taxes	2,550	1,237

Net income	$5,790	2,895

Earnings per common share:
Basic	$0.95	0.48
Diluted	$0.92	0.47

Weighted average shares:
Basic	6,113,966	5,994,228
Diluted	6,324,737	6,191,449
See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Six months ended June 30, 2007
(Unaudited, dollars in thousands)

				Accumulated
			Additional	other		Unearned
	Preferred	Common	paid-in	comprehensive	Retained	ESOP	Treasury
	stock	stock	capital	income	earnings	shares	stock	Total
Balance, December 31, 2006	$—	—	68,473	2,815	54,629	(3,757)	(6,321)	115,839
Net income					8,343			8,343
Unrealized losses on securities:
Unrealized holding losses arising during period, net of related income tax benefit of $999				(1,939)				(1,939)
Less reclassification adjustment for gains included in net income, net of related income tax expense of $116				(227)				(227)

Other comprehensive loss								(2,166)

Comprehensive income								6,177

Stock compensation plan amortization			747					747
Tax benefit from stock compensation plan			153					153
ESOP shares committed			284			311		595
Issuance of common stock			40					40
Treasury stock							(40)	(40)
Dividends to stockholders					(631)			(631)

Balance, June 30, 2007	$—	—	69,697	649	62,341	(3,446)	(6,361)	122,880

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2007 and 2006

	2007	2006
	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$8,343	5,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	1,024	1,259
Net amortization of premium	627	520
Amortization of stock compensation	747	650
ESOP share commitment	595	559
Net realized investment gains	(633)	(605)
Deferred income tax	(560)	(3,800)
Change in assets and liabilities:
Premiums receivable	(6,667)	(8,933)
Reinsurance receivables	(4,983)	(5,555)
Prepaid reinsurance premiums	5,274	4,033
Deferred policy acquisition costs	(3,725)	(6,502)
Other assets	443	916
Losses and loss adjustment expenses	12,854	16,661
Unearned premiums	7,668	9,728
Reinsurance balances payable	(3,612)	7,554
Other	337	2,687

Net cash provided by operating activities	17,732	24,717

Cash flows from investing activities:
Purchase of fixed income securities, available for sale	(37,102)	(104,084)
Purchase of equity securities	(1,494)	(2,945)
Sale of short-term investments, net	7,332	1,892
Sale and maturity of fixed income securities, available for sale	11,356	73,196
Sale of equity securities	1,552	1,350
Purchase of property and equipment, net	(1,404)	(1,453)

Net cash used in investing activities	(19,760)	(32,044)

Cash flows from financing activities:
Purchase of treasury stock	(40)	(37)
Tax benefit from stock compensation plans	153	123
Proceeds from issuance of common stock	40	—
Dividends to stockholders	(631)	(323)

Net cash used in financing activities	(478)	(237)

Net decrease in cash and cash equivalents	(2,506)	(7,564)
Cash and cash equivalents at beginning of period	17,618	20,677

Cash and cash equivalents at end of period	$15,112	13,113

Cash paid during the period for:
Interest	$603	616
Income taxes	$2,375	2,300
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
          Mercer Insurance Group, Inc. (MIG) and subsidiaries (collectively, the Group) includes Mercer Insurance Company (MIC), its subsidiaries Queenstown Holding Company, Inc. (QHC) and its subsidiary Mercer Insurance Company of New Jersey, Inc. (MICNJ), Franklin Holding Company, Inc. (FHC) and its subsidiary Franklin Insurance Company (FIC), and BICUS Services Corporation (BICUS). Effective October 1, 2005, MIG acquired Financial Pacific Insurance Group, Inc. (FPIG) and its subsidiaries, Financial Pacific Insurance Company (FPIC) and Financial Pacific Insurance Agency (FPIA), which is currently inactive after having sold the opportunity to solicit renewals to an unrelated agency for a fixed commission for one year, commencing in October, 2006. FPIG also holds an interest in three statutory business trusts that were formed for the purpose of issuing Floating Rate Capital Securities.
          The Group, through its property and casualty insurance subsidiaries, provides a wide array of property and casualty insurance products designed to meet the insurance needs of individuals in New Jersey and Pennsylvania, and small and medium-sized businesses throughout Arizona, California, Nevada, New Jersey, New York, Oregon and Pennsylvania.
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
          Effective January 1, 2006, the Group adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment”, using the modified-prospective-transition method. There was no retroactive impact upon adoption. The compensation expense recorded (after tax benefit) in the consolidated statements of earnings for stock options (net of forfeitures) for the three months ended June 30, 2007 and 2006 was $145,000 and $109,000, respectively, and for the six months ended June 30, 2007 and 2006 was $312,000 and $255,000, respectively. The compensation expense recorded (after tax benefit) in the consolidated statements of earnings for restricted stock (net of forfeitures) for the three months ended June 30, 2007 and 2006 was $110,000 and $95,000, respectively, and for the six months ended June 30, 2007 and 2006 was $230,000 and $207,000, respectively.
          As of June 30, 2007, the Group has $1.4 million of unrecognized total compensation cost related to non-vested stock options and restricted stock. That cost will be recognized over the remaining weighted-average vesting period of 2.6 years, based on the estimated grant date fair value.
          For the six months ended June 30, 2007, the Group made no grants of restricted stock and stock options. A total of 12,000 ISO’s were forfeited during the six months ended June 30, 2007. A total of 3,000 ISO’s granted under the plan were exercised during the six months ended June 30, 2007.
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
          In determining the results of each segment, assets are not allocated to segments and are reviewed in the aggregate for decision-making purposes.

     Financial data by segment is as follows:

	Six Months Ended June 30
	2007	2006
	(In thousands)
Revenues:
Net premiums earned:
Commercial lines	$57,961	$55,927
Personal lines	11,103	11,241

Total net premiums earned	69,064	67,168
Net investment income	6,712	4,460
Net realized investment gains	633	605
Other	907	1,078

Total revenues	$77,316	$73,311

Income before income taxes:
Underwriting income (loss):
Commercial lines	$5,506	$3,214
Personal lines	(1,246)	(868)

Total underwriting income	4,260	2,346
Net investment income	6,712	4,460
Net realized investment gains	633	605
Other	296	477

Income before income taxes	$11,901	$7,888

	Three Months Ended June 30
	2007	2006
	(In thousands)
Revenues:
Net premiums earned:
Commercial lines	$29,596	$28,073
Personal lines	5,480	5,558

Total net premiums earned	35,076	33,631
Net investment income	3,771	2,369
Net realized investment gains	680	298
Other	481	587

Total revenues	$40,008	$36,885

Income before income taxes:
Underwriting income (loss):
Commercial lines	$3,845	$2,048
Personal lines	(133)	(866)

Total underwriting income	3,712	1,182
Net investment income	3,771	2,369
Net realized investment gains	680	298
Other	177	283

Income before income taxes	$8,340	$4,132

(3) Reinsurance
          Premiums earned are net of amounts ceded of $17.5 million and $24.9 million for the six months ended June 30, 2007 and 2006, respectively and $8.2 million and $11.9 million for the three months ended June 30, 2007 and 2006, respectively. Losses and loss adjustment expenses are net of amounts ceded of $14.0 million and $15.5 million for the six months ended June 30, 2007 and 2006, respectively and $5.0 million and $7.9 million for the three months ended June 30, 2007 and 2006, respectively.
          The reinsurance program renewed for 2007 with a number of changes focused on taking advantage of the Group’s capital position by reducing the level of ceded premium and retaining more of the business it writes. Effective January 1, 2007, the Group increased its retention to $750,000 (from a maximum retention of $500,000 in 2006) on the casualty, property and workers’ compensation lines of business. Additionally, the Group strengthened the credit quality of its reinsurers by replacing the various syndicates of reinsurers on its primary treaties (i.e., treaties covering risk limits less than $1.0 million on casualty lines, less than $5.0 million on property lines and less than $10 million on workers’ compensation) with a single reinsurer, General Reinsurance Corporation, rated A++ (Superior) by A.M. Best, their highest rating.
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
          Effective January 1, 2006, FPIC restructured its property reinsurance agreement covering the first $2.0 million of loss from an 80% quota share to an $1,650,000 excess of $350,000 excess of loss contract to take advantage of the Group’s combined capital. The restructuring also included the assumption of ceded unearned premium at January 1, 2006 by FPIC from the 2005 property quota share and casualty excess of loss agreements. These assumed premiums were then ceded into the respective 2006 treaties, which due to the reduced ceding rates, resulted in a $5.6 million increase in net written premium and a $3.8 million increase in net earned premium for the six months ended June 30, 2006, and a $1.4 million increase in net earned premium for the three months ended June 30, 2006. There was no similar impact in 2007 relating to this restructuring.
(4) Comprehensive Income
          The Group’s comprehensive income for the six and three month periods ended June 30, 2007 and 2006 is as follows:

	Six months ended
	June 30
	2007	2006
	(In thousands)
Net income	$8,343	$5,545
Other comprehensive income, net of tax:
Unrealized losses on securities:
Unrealized holding losses arising during period, net of related income tax benefit of $999 and $1,521	(1,939)	(2,952)
Less reclassification adjustment for gains included in net income, net of related income tax expense of $116 and $206	(227)	(399)

	(2,166)	(3,351)

Comprehensive income	$6,177	$2,194

	Three months ended
	June 30
	2007	2006
	(In thousands)
Net income	$5,790	$2,895
Other comprehensive income, net of tax:
Unrealized losses on securities:
Unrealized holding losses arising during period, net of related income tax benefit of $1,114 and $723	(2,163)	(1,403)
Less reclassification adjustment for gains included in net income, net of related income tax expense of $116 and $102	(227)	(196)

	(2,390)	(1,599)

Comprehensive income	$3,400	$1,296

(5) Share-based Compensation
          The Group adopted the Mercer Insurance Group, Inc. 2004 Stock Incentive Plan (the Plan) on June 16, 2004. Awards under the Plan may be made in the form of incentive stock options, nonqualified stock options, restricted stock or any combination to employees and non-employee Directors. At adoption, the Plan initially limited to 250,000 the number of shares that may be awarded as restricted stock, and to 500,000 the number of shares for which incentive stock options may be granted. The total number of shares initially authorized in the Plan was 876,555 shares, with an annual increase equal to 1% of the shares outstanding at the end of each year. As of June 30, 2007, the Plan’s authorization has been increased under this feature to 1,075,870 shares. The Plan provides that stock options and restricted stock awards may include vesting restrictions and performance criteria at the discretion of the Compensation Committee of the Board of Directors. The term of options may not exceed ten years for incentive stock options, and ten years and one month for nonqualified stock options, and the option price may not be less than fair market value on the date of grant. The grants made under the plan employ graded vesting over vesting periods of 3 or 5 years for restricted stock, incentive stock options, and nonqualified stock option grants, and include only service conditions. Upon exercise, it is anticipated that newly issued shares will be issued to the option holder.
          For the six months ended June 30, 2007, the Group made no grants of restricted stock and stock options. A total of 12,000 Incentive Stock Options were forfeited in the first six months of 2007. A total of 3,000 incentive stock options granted under the plan were exercised during in the first six months of 2007.
          Information regarding stock option activity in the Group’s Plan is presented below:

		Weighted Average
	Number of	Exercise Price
	Shares	per Share
Outstanding at December 31, 2006	636,700	$13.21
Granted - 2007	—	—
Exercised - 2007	(3,000)	13.25
Forfeited - 2007	(12,000)	13.25

Outstanding at June 30, 2007	621,700	$13.20

Exercisable at:
June 30, 2007	497,300	$12.24
Weighted-average remaining contractual life		7.3 years
Compensation remaining to be recognized for unvested stock options at June 30, 2007 (millions)		$0.7
Weighted-average remaining amortization period		2.7
Aggregate Intrinsic Value of outstanding options, June 30, 2007 (millions)		$4.4
Aggregate Intrinsic Value of exercisable options, June 30, 2007 (millions)		$3.8

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
          Information regarding unvested restricted stock activity in the Group’s Plan is below:

		Weighted Average
	Number of	Fair Value
	Shares	per Share
Unvested restricted stock at December 31, 2006	106,334	$13.61
Granted - 2007	—	—
Vested - 2007	(56,084)	12.22
Forfeited - 2007	—	—

Unvested restricted stock at June 30, 2007	50,250	$15.16

Compensation remaining to be recognized for unvested restricted stock at June 30, 2007 (millions)		$0.7
Weighted-average remaining amortization period		2.3

(6) Earnings per Share
          The computation of basic and diluted earnings per share is as follows:

	Six months ended
	June 30
	2007	2006
	(Dollars in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$8,343	$5,545

Denominator for basic earnings per share - weighted-average shares outstanding	6,100,652	5,982,071
Effect of stock incentive plans	206,423	172,822

Denominator for diluted earnings per share	6,307,075	6,154,893

Basic earnings per share	$1.37	$0.93

Diluted earnings per share	$1.32	$0.90

	Three months ended
	June 30
	2007	2006
	(Dollars in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$5,790	$2,895

Denominator for basic earnings per share - weighted-average shares outstanding	6,113,966	5,994,228
Effect of stock incentive plans	210,771	197,221

Denominator for diluted earnings per share	6,324,737	6,191,449

Basic earnings per share	$0.95	$0.48

Diluted earnings per share	$0.92	$0.47

          The denominator for diluted earnings per share does not include the effect of outstanding stock options that have an anti-dilutive effect. Options on 40,000 shares were considered to be anti-dilutive for both the second quarter and six month period in 2007 and were excluded from the earnings per share calculation. For the quarter and six months ended June 30, 2006, there were no stock options considered to be anti-dilutive.
(7) Income Taxes
     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for income tax reserves and contingencies recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. On January 1, 2007, the Group adopted FIN 48. As a result of adoption, the Group recognized a previously unrecognized tax benefit of approximately $0.2 million relating to merger-related expenses for the FPIG acquisition that took place October 1, 2005. The application of FIN 48 for this unrecognized tax benefit resulted in a corresponding reduction to goodwill relating to the FPIG acquisition of $0.2 million. The adoption of FIN 48 did not result in any adjustments to beginning retained earnings, nor have a significant effect on operations, financial condition or liquidity. As of January 1, 2007, the Group has no unrecognized tax benefits. Accordingly, the Group has no interest accrued relating to unrecognized tax benefits at June 30, 2007. The Group’s policy is to account for interest and penalties as a component of other expenses. The Group files income tax returns in the federal jurisdiction and various states.
(8) Retaliatory tax refund
     As previously disclosed in the Group’s SEC filings, the Group paid an aggregate of $3.2 million, plus interest, to the New Jersey Division of Taxation (the “Division”) in retaliatory premium tax for the years 1999-2004. In conjunction with making such payments, the Group filed notices of protest with the Division with respect to the retaliatory tax imposed. The payments were made in response to notices of deficiency issued by the Division to the Group.
     The Group received approximately $3.8 million in April 2007 as a reimbursement of protested payments of retaliatory tax and interest previously made by the Group for the periods 1999-2003, as well as interest accrued on the refund. The refund has been recorded, after reduction for Federal income tax, in the amount of $2.5 million in the consolidated statement of earnings for the quarter ended June 30, 2007. The allocation of the refund to pre-tax earnings included an increase to net investment income of $687,000 for the interest received on the refund, and $3.1 million as a reduction to Other Expense to recognize the recovery of amounts previously charged to Other Expense.
     The Group’s protest relating to the 2004 period, which approximates $0.4 million, is currently outstanding. The Group is waiting for the Division to issue a determination with respect to the Group’s protest on the 2004 year. Any refund of 2004 retaliatory premium tax would be reduced by related Federal income tax. Due to the contingencies involved, the Group has not accrued any refund of the retaliatory tax relating to the 2004 period.

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
     The Group’s insurance subsidiaries are licensed collectively in twenty two states, but are currently focused on doing business in six states; Arizona, California, Nevada, New Jersey, Pennsylvania and Oregon. MIC and MICNJ are licensed to write property and casualty insurance in New York, with a current focus on writing business there which supports existing accounts, and with possible future expansion in other programs. FPIC holds an additional fifteen state licenses outside of the Group’s current focus area. Currently, only direct mail surety is being written in some of these states.
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
     All insurance companies in the Group have been assigned a group rating of “A” (Excellent) by A.M. Best. The Group has been assigned that rating for the past 6 years, and the rating was affirmed in May, 2007. An “A” rating is the third highest rating of A.M. Best’s 16 possible rating categories.
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
     Reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties

     The table below summarizes the effect on net loss reserves and equity in the event of reasonably likely changes in the variables considered in establishing loss and loss adjustment expense reserves. The range of reasonably likely changes was established based on a review of changes in accident year development by line of business and applied to loss reserves as a whole. The selected range of changes is not intended to illustrate what could be the potential best or worst case or likely scenarios:

	Adjusted Loss and		Adjusted Loss and
Change in Loss	Loss Adjustment	Percentage	Loss Adjustment	Percentage
and Loss	Reserves Net of	Change in	Reserves Net of	Change in
Adjustment	Reinsurance as of	Equity as of	Reinsurance as of	Equity as of
Reserves Net of	June 30,	June 30,	December 31,	December 31,
Reinsurance	2007	2007 (1)	2006	2006 (1)
(Dollars in thousands)
(10.0)%	$157,744	9.4%	$148,070	9.4%
(7.5)%	162,125	7.1%	152,183	7.0%
(5.0)%	166,507	4.7%	156,296	4.7%
(2.5)%	170,889	2.4%	160,409	2.3%
Base	175,271	—	164,522	—
2.5%	179,652	(2.4%)	168,635	(2.3)%
5.0%	184,034	(4.7%)	172,748	(4.7)%
7.5%	188,416	(7.1%)	176,861	(7.0)%
10.0%	192,798	(9.4%)	180,974	(9.4)%

(1)	Net of tax
     The property and casualty industry has incurred substantial aggregate losses from claims related to asbestos-related illnesses, environmental remediation, product liability, mold, and other uncertain exposures. We have not experienced significant losses from these types of claims. Our subsidiary, FPIC, insures contractors for liability for construction defect risks, among other risks.
     The table below summarizes loss and loss adjustment reserves by major line of business:

	June 30,	December 31,
	2007	2006
	(In thousands)
Commercial lines:
Commercial multi-peril	$188,991	$181,523
Commercial automobile	40,028	36,647
Other liability	8,406	8,462
Workers’ compensation	8,077	8,107
Surety	5,872	5,104
Fire, allied, inland marine	341	222

	251,715	240,065

Personal lines:
Homeowners	8,075	6,724
Personal automobile	2,013	2,213
Other liability	1,158	1,079
Fire, allied, inland marine	312	333
Workers’ compensation	36	41

	11,594	10,390

Total	$263,309	$250,455

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
          Policy Acquisition Costs. We defer policy acquisition costs, such as commissions, premium taxes and certain other underwriting expenses that vary with and are primarily related to the production of business. These costs are amortized over the effective period of the related insurance policies. The method followed in computing deferred policy acquisition costs limits the amount of deferred costs to their estimated realizable value, after giving effect to the premium to be earned, related investment income, loss and loss adjustment expenses, and certain other costs expected to be incurred as the premium is earned. Future changes in estimates, the most significant of which is expected loss and loss adjustment expenses, may require acceleration of the amortization of deferred policy acquisition costs.
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
     Pricing in the property and casualty insurance industry historically has been and remains cyclical. During a soft market cycle, price competition is prevalent, which makes it difficult to write and retain properly priced personal and commercial lines business. Our policy is to maintain disciplined underwriting and pricing standards during soft markets, declining business which is inadequately priced for its level of risk. The current market is highly competitive, with pricing and coverage competition being seen in virtually all classes of commercial accounts, package policies, commercial automobile policies and in the Pennsylvania personal auto market and Pennsylvania and New Jersey homeowners markets, all of which impacts our ability to hold our accounts on renewal, or to renew a policy at expiring premium. We continue to work with our agents to target classes of business and accounts compatible with our underwriting appetite, which includes certain types of religious institution risks, contracting risks, small business risks and property risks. As a result of what management believes is a soft market, direct commercial lines written premium declined in the first half of 2007 as compared to the first half of 2006 due in part to increased competition, among other factors discussed in more detail below in the 2007 vs. 2006 Revenue discussion. Nevertheless, while direct written premium writings declined in the quarter ended June 30, 2007, versus the quarter ended June 30, 2006, such decline was less than was the case in the quarter ended March 31, 2007. The current marketplace is also affording the Company the opportunity to bid on increased levels of new business opportunities.
     The availability of reinsurance at reasonable pricing is an important part of our business. Effective, January 1, 2007, the Group increased its retention to $750,000 (from a maximum retention of $500,000 in 2006) on the casualty, property and workers’ compensation lines of business. As the Group increases the net retention of the business it writes, net premiums written and earned will increase, and ceded premiums written and earned and ceded losses will decrease. The impact of increased retentions under our reinsurance program in 2007 was offset in part by a decline in direct written premium due to the increasingly competitive marketplace. As older reinsurance treaties run off, the impact described above of the new reinsurance program will become more evident in net premiums written and net premiums earned.

Six and three month periods ended June 30, 2007 compared to six and three month periods ended June 30, 2006
     The components of income for 2007 and 2006, and the change and percentage change from year to year, are shown in the charts below. The accompanying narrative refers to the statistical information displayed in the chart immediately above the narrative.

Six months ended June 30,
2007 vs. 2006 Income	2007	2006	Change	% Change
	(Dollars in thousands)
Commercial lines underwriting income	$5,506	$3,214	$2,292	71.3%
Personal lines underwriting loss	(1,246)	(868)	(378)	43.5%
Total underwriting income	4,260	2,346	1,914	81.6%
Net investment income	6,712	4,460	2,252	50.5%
Net realized investment gains	633	605	28	4.6%
Other	907	1,078	(171)	(15.9)%
Interest expense	(611)	(601)	(10)	1.7%
Income before income taxes	11,901	7,888	4,013	50.9%
Income taxes	3,558	2,343	1,215	51.9%
Net Income	$8,343	$5,545	$2,798	50.5%
Loss/ LAE ratio (GAAP)	61.7%	62.8%	(1.1)%
Underwriting expense ratio (GAAP)	32.1%	33.6%	(1.5)%
Combined ratio (GAAP)	93.8%	96.4%	(2.6)%
Loss/ LAE ratio (Statutory)	61.7%	59.1%	2.6%
Underwriting expense ratio (Statutory)	30.3%	34.3%	(4.0)%
Combined ratio (Statutory)	92.0%	93.4%	(1.4)%

Three months ended June 30,
2007 vs. 2006 Income	2007	2006	Change	% Change
	(Dollars in thousands)
Commercial lines underwriting income	$3,845	$2,048	$1,797	87.7%
Personal lines underwriting loss	(133)	(866)	733	(84.6)%
Total underwriting income	3,712	1,182	2,530	214.0%
Net investment income	3,771	2,369	1,402	59.2%
Net realized investment gains	680	298	382	128.2%
Other	481	587	(106)	(18.1)%
Interest expense	(304)	(304)	—	—%
Income before income taxes	8,340	4,132	4,208	101.8%
Income taxes	2,550	1,237	1,313	106.1%
Net Income	$5,790	$2,895	$2,895	100.0%
Loss/ LAE ratio (GAAP)	62.2%	64.1%	(1.9)%
Underwriting expense ratio (GAAP)	27.2%	32.3%	(5.1)%
Combined ratio (GAAP)	89.4%	96.4%	(7.0)%
Loss/ LAE ratio (Statutory)	62.2%	61.1%	1.1%
Underwriting expense ratio (Statutory)	25.1%	31.9%	(6.8)%
Combined ratio (Statutory)	87.3%	93.0%	(5.7)%
          The Group received approximately $3.8 million in April 2007 as a reimbursement of protested payments of retaliatory tax and interest previously made by the Group for the periods 1999-2003, as well as interest accrued on the refund. The refund has been recorded, after reduction for Federal income tax, in the amount of approximately $2.5 million in the consolidated statement of earnings for the quarter ended June 30, 2007. The allocation of the refund to pre-tax earnings included an increase to Net Investment Income of $687,000 for the interest received on the refund, and $3.1 million as a reduction to Other Expense to recognize the recovery of amounts previously recognized in Other Expense. This is a non-recurring item which significantly affects the earnings of both the three and six month periods ended June 30, 2007, and performance metrics such as the combined ratio.
     The Group’s GAAP combined ratio for the first six months of 2007 was 93.8%, as compared to the combined ratio for the first six months of 2006 of 96.4%. Excluding the effect of the non-recurring retaliatory tax refund described above, the GAAP combined ratio for the first six months of 2007 was 98.3%. The statutory combined ratio for the first six months of 2007 and 2006 was 92.0% and 93.4%, respectively. See discussion below relating to commercial and personal lines performance.
     The Group’s GAAP combined ratio for the second quarter of 2007 was 89.4%, as compared to the combined ratio for the same period in 2006 of 96.4%. Excluding the effect of the non-recurring retaliatory tax refund described above, the GAAP combined ratio for the second quarter of 2007 was 98.3%. The statutory combined ratio for the second quarter of 2007 and 2006 was 87.3% and 93.0%, respectively.
     Net investment income for the six months ended June 30, 2007, increased $2.3 million to $6.7 million for the period. $687,000 of the increase is attributable to the non-recurring impact on investment income of the refund of retaliatory taxes described above. The balance of the increased investment income is due to increased cash and invested assets, resulting from operating cash flow and the reduced premium ceded to reinsurers in 2007, as well as a favorable interest rate environment. Net investment income for the second quarter of 2007 increased $1.4 million over the prior year to $3.8 million, with $687,000 of the increase being attributable to the non-recurring retaliatory tax refund described above.
     Realized investment gains in the six months ended June 30, 2007, amounted to $633,000, as compared to $605,000 in the same period in 2006, which is driven in part by changes in the fair value of the interest rate swaps for the floating rate trust preferred securities. Other revenue, which is primarily service charges recorded on insurance premiums, totaled $907,000 and $1.1 million for the first six months of 2007 and 2006, respectively. Interest expense of $611,000 and $601,000 for the first six months of 2007 and 2006, respectively, represents interest expense related to the trust preferred obligations.
     Charts and discussion relating to each of our segments (commercial lines underwriting, personal lines underwriting, and the investment segment) follow with further discussion below.

Six months ended June 30,
2007 vs. 2006 Revenue	2007	2006	Change	% Change
	(In thousands)
Direct premiums written	$93,479	$100,721	$(7,242)	(7.2)%
Net premiums written	82,007	80,929	1,078	1.3%
Net premiums earned	69,064	67,168	1,896	2.8%
Net investment income	6,712	4,460	2,252	50.5%
Net realized investment (losses) gains	633	605	28	4.6%
Other revenue	907	1,078	(171)	(15.9)%
Total revenue	$77,316	$73,311	$4,005	5.5%

Three months ended June 30,
2007 vs. 2006 Revenue	2007	2006	Change	% Change
	(In thousands)
Direct premiums written	$54,207	$55,324	$(1,117)	(2.0)%
Net premiums written	47,206	41,234	5,972	14.5%
Net premiums earned	35,076	33,631	1,445	4.3%
Net investment income	3,771	2,369	1,402	59.2%
Net realized investment (losses) gains	680	298	382	128.2%
Other revenue	481	587	(106)	(18.1)%
Total revenue	$40,008	$36,885	$3,123	8.5%
     Total revenues for the first six months of 2007 increased $4.0 million or 5.5% to $77.3 million, as compared to $73.3 million in the same period of 2006. This increase was due primarily to an increase in net premiums earned and net investment income. Net premiums earned totaled $69.1 million for the first six months of 2007 as compared to $67.2 million for the same period in 2006, representing a 2.8%, or $1.9 million, increase. Net premiums written increased 1.3%, to $82.0 million, as compared to $80.9 million for the same period in 2006. Net premiums written and net premiums earned were impacted negatively in the first six months of 2007 by the volume of audit premium recorded, which is earned immediately upon recording, and by changes in reinsurance arrangements (see discussion below).
     Net investment income totaled $6.7 million for the first six months of 2007, as compared to $4.5 million for the same period in 2006, representing a 50.5% or $2.3 million increase. The increase in net investment income in the first six months of 2007 is primarily driven by an increase in average cash and invested assets and a favorable interest rate environment, as well as the $687,000 non-recurring impact of the retaliatory tax refund. Realized investment gains amounted to $633,000 in the first six months of 2007, as compared to $605,000 in the same period in 2006. The gains in the six months of 2007 and 2006 included mark-to-market fair value adjustments on the interest rate swaps related to the floating-rate trust preferred securities. See the investment income discussion below for further information.
     Total revenues for the second quarter of 2007 increased $3.1 million or 8.5% to $40.0 million, as compared to $36.9 million in the same period of 2006. This increase was due primarily to an increase in net premiums earned and net investment income. Net premiums earned totaled $35.1 million for the second quarter of 2007 as compared to $33.6 million for the same period in 2006, representing a 4.3% or $1.5 million increase.
     Net investment income totaled $3.8 million for the second quarter of 2007 as compared to $2.4 million for the same period in 2006, representing a 59.2% or $1.4 million increase. The increase in net investment income in the second quarter of 2007 is primarily driven by an increase in average cash and invested assets and a favorable interest rate environment, as well as the $687,000 non-recurring impact from the retaliatory tax refund. Realized investment gains amounted to $680,000 in the second quarter of 2007, as compared to $298,000 in the same period in 2006. The gains in the second quarter of 2007 and 2006 included mark-to-market fair value adjustments on the interest rate swaps related to the floating-rate trust preferred securities. See the investment income discussion below for further information.
     In the first six months of 2007, direct premiums written declined $7.2 million, or 7.2%, to $93.5 million, as compared to $100.7 million in the first six months of 2006. In the second quarter of 2007, direct premiums written declined $1.1 million, or 2.0%, to $54.2 million, as compared to $55.3 million in the second quarter of 2006. This decline in direct premiums written is attributed to several factors including a decline in construction related activity and related audit premium in California, increased competition on large accounts as well as the return of a number of competitors to the California contractor market and the East Coast habitational market. In the second quarter of 2007 new business flow was stronger than the first quarter of 2007.
     The Group has seen a decline in construction related activity, specifically in California, driven by a slowdown of the residential housing market. Approximately 50% of FPIC’s business (and approximately one-third of the Group’s business in total) is related to artisan contractor liability, primarily in the central valley of California. Commercial multiple peril policies constitute a majority of the business written in FPIC’s contractor book of business. The premium on these policies is estimated at policy inception based on a prediction of the volume on business operations during the policy period. In addition to endorsing the policy throughout the policy period based on known information, at policy expiration, FPIC conducts an audit of the insured’s business operations in order to adjust the policy premium from an estimate to actual. Contractor liability policy premium tends to vary with local construction activity as well changes in the nature of the contractor’s operations. The decline in construction related activity has impacted both the volume of premium for the contractor in-force book of business and the related audit premium on expiring policies. Audits for the first six months of 2007, primarily of construction related policies, generated $1.7 million of premium, representing a decline of $5.7 million as compared to $7.4 million of premium that was generated from audits in the first six months of 2006. Similarly, in the second quarter of 2007, audits generated $500,000 in premium, a reduction of $2.2 million from the $2.7 million audit premium generated in the second quarter of 2006.
     The decline in direct premiums written also reflects an increasingly competitive marketplace and what management characterizes as a soft market. There has been increased competition on large accounts particularly in the East Coast habitational and California contractor programs, as competitors aggressively go after these higher dollar accounts. Management continues to maintain its policy of disciplined underwriting and pricing standards, declining business which is inadequately priced for its level of risk.
     There has also been an increase in new and returning competitors, particularly in the California contractor market and the East Coast habitational market. The increase in competition makes it difficult to write and retain properly priced business. The impact of the increased competition has resulted in downward pressure on pricing and a reduction in direct premiums written.
     Effective January 1, 2006, FPIC restructured its property reinsurance agreement covering the first $2.0 million of loss from an 80% quota share to an $1,650,000 excess of $350,000 excess of loss contract to take advantage of the Group’s combined capital. The restructuring also included the assumption of ceded unearned premium at January 1, 2006 by FPIC from the 2005 property quota share and casualty excess of loss agreements. These assumed premiums were then ceded into the respective 2006 treaties, which due to the reduced ceding rates, resulted in a $5.6 million increase in net written premium and a $3.8 million increase in net earned premium in first six months of 2006, and $1.4 million in the second quarter of 2006. There was no similar impact in the first six months or second quarter of 2007 relating to this restructuring.
     Effective, January 1, 2007, the Group consolidated the reinsurance program of all subsidiaries into a single program, and increased its reinsurance retention to $750,000 (from a maximum retention of $500,000 in 2006) on the working layer for all casualty, property and workers’ compensation lines of business. The effect of this change in reinsurance arrangements increased net premiums written for the first six months of 2007 and the second quarter of 2007.
     Growth in Net Investment Income is discussed below.

Six months ended June 30,
2007 vs. 2006 Investment Income and
Realized Gains	2007	2006	Change	% Change
	(In thousands)
Fixed income securities	$6,418	$5,143	$1,275	24.8%
Dividends	147	145	2	1.4%
Cash, cash equivalents & other	1,062	403	659	163.5%
Gross investment income	7,627	5,691	1,936	34.0%
Investment expenses	(915)	(1,231)	316	25.7%
Net investment income	$6,712	$4,460	$2,252	50.5%
Realized losses — fixed income securities	$—	$(385)	$385	N/M
Realized gains — equity securities	343	390	(47)	N/M
Mark-to-market valuation for interest rate swaps	290	600	(310)	N/M
Net realized gains	$633	$605	$28	4.6%

Three months ended June 30,
2007 vs. 2006 Investment Income and
Realized Gains	2007	2006	Change	% Change
	(In thousands)
Fixed income securities	$3,266	$2,647	$619	23.4%
Dividends	73	81	(8)	(9.9)%
Cash, cash equivalents & other	859	224	635	283.5%
Gross investment income	4,198	2,952	1,246	42.2%
Investment expenses	(427)	(583)	156	26.8%
Net investment income	$3,771	$2,369	$1,402	59.2%
Realized losses — fixed income securities	$28	$(263)	$291	N/M
Realized gains - equity securities	314	228	86	N/M
Mark - to - market valuation for interest rate swaps	338	333	5	N/M
Net realized gains	$680	$298	$382	128.2%

          (N/M means “not meaningful”)
     In the first six months of 2007, net investment income increased $2.3 million, or 50.5% to $6.7 million, as compared to $4.5 million in the first six months of 2006. Our investment income benefited in 2007 from a favorable interest rate environment and an increase in average cash and invested assets. The increase in invested assets is driven primarily by operating cash flow, including the benefit of the 2007 reinsurance agreement, which results in less premium being ceded to reinsurers.
     In the first six months of 2007, investment income on fixed income securities increased $1.3 million, or 24.8% to $6.4 million, as compared to $5.1 million in the same period in 2006. This was driven by a favorable interest rate environment and an increase in the average investments held in fixed income securities. The Group’s tax equivalent yield (yield adjusted for tax-benefit received on tax-exempt securities) on fixed income securities increased to 5.20% in the first six months of 2007, as compared to 5.08% in the same period in 2006.
     Dividend income in the six months ended June 30, 2007, was unchanged from that of the same period in 2006. Interest income on cash and cash equivalents increased $659,000 to $1.1 million, primarily as a result of the $687,000 of non-recurring interest received on the retaliatory tax refund. Investment expenses in the first six months of 2007 decreased 25.7%, or $0.3 million, to $0.9 million in the first six months of 2007 from $1.2 million in the six months of 2006.
     In the second quarter of 2007, net investment income increased $1.4 million, or 59.2% to $3.8 million, as compared to $2.4 million in the second quarter of 2006. In the second quarter of 2007, investment income on fixed income securities increased $619,000, or 23.4% to $3.3 million, as compared to $2.6 million in the same period in 2006.
     Dividend income in the second quarter of 2007, was unchanged from that of the same period in 2006. Interest income on cash and cash equivalents increased $635,000 to $859,000, primarily as a result of the $687,000 of non-recurring interest received on the retaliatory tax refund. Investment expenses in the second quarter of 2007 decreased 26.8%, or $156,000, to $427,000 in the second quarter of 2007 from $583,000 in the same period in 2006.
     Net realized gains for the six months of 2007 were $633,000, as compared to $605,000 in the same period of 2006. In the first six months of 2007, net realized gains of $633,000 included gains on securities sales of $418,000, a gain on the mark-to-market valuation on the interest rate swaps of $290,000, offset by a write-down of securities determined to be other than-temporarily impaired of $28,000, and losses of $47,000 on the sale of equity investments. In the first six months of 2006, net realized gains of $605,000 included gains on securities sales of $394,000, a gain on the mark-to-market valuation on the interest rate swaps of $596,000, offset by a loss of $264,000 from the sale of fixed income securities and $121,000 from the write-down of securities determined to be other-than-temporarily impaired. Securities determined to be other-than-temporarily impaired were written down to our estimate of fair market value at the time of the write-down. The Group has entered into five interest rate swap agreements to hedge against interest rate risk on its floating rate trust preferred securities. The estimated fair value of the interest rates swaps is obtained from the third-

party financial institution counterparties. The Group marks the investments to market using these valuations and records the change in the economic value of the interest rate swaps as a realized gain or loss in the consolidated statement of earnings.
The fixed income portfolio is invested 100% in investment grade securities (with the exception of one fixed maturity investment held with a value of $0.5 million) as of June 30, 2007, with an average rating of AA, an average maturity of 5.3 years (excluding mortgage-backed securities), and an average tax equivalent yield of 5.20%. The Group holds no investments in sub-prime lenders and any exposure it has is limited to indirect exposure, through asset-backed securities. The average credit rating for these asset-backed securities is AAA.
The estimated fair value and unrealized loss for securities in a temporary unrealized loss position as of June 30, 2007 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
June 30, 2007	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$22,445	$235	$48,641	$1,134	$71,086	$1,369
Obligations of states and political subdivisions	70,032	1,362	39,209	867	109,241	2,229
Corporate securities	9,716	140	41,644	996	51,360	1,136
Mortgage-backed securities	12,870	168	10,725	141	23,595	309

Total fixed maturities	115,063	1,905	140,219	3,138	255,282	5,043

Total equity securities	1,844	58	—	—	1,844	58

Total securities in a temporary unrealized loss position	$116,907	$1,963	$140,219	$3,138	$257,126	$5,101

     Fixed maturity investments with unrealized losses for less than twelve months are primarily due to changes in the interest rate environment. At June 30, 2007, the Group has 185 fixed maturity securities with unrealized losses for more than twelve months. Of the 185 securities with unrealized losses for more than twelve months, 178 of them have fair values of no less than 95% or more of cost, and the other 7 securities have a fair value greater than 93% of cost. The fixed income portfolio is invested 100% in investment grade securities, with the exception of one fixed maturity investment held with a value of $0.5 million, as of June 30, 2007, and these unrealized losses primarily reflect the current interest rate environment. The Group believes these declines are temporary.
     There are 8 common stock securities that are in an unrealized loss position at June 30, 2007. All of these securities have been in an unrealized loss position for less than four months. The original cost of these securities is $1.3 million, and the unrealized loss is $39,000 at June 30, 2007. These are 2 preferred stock securities that are in an unrealized loss position at June 30, 2007. These securities have been in an unrealized loss position for less than 7 months. The original cost of these securities is $0.6 million, and the unrealized loss is $19,000 at June 30, 2007. The Group believes these declines are temporary.
     Results of our Commercial Lines segment were as follows:

Six months ended June 30,
2007 vs. 2006 Commercial Lines (CL)	2007	2006	Change	% Change
	(Dollars in thousands)
CL Direct premiums written	$82,374	$88,838	$(6,464)	(7.3)%
CL Net premiums written	$71,864	$69,963	$1,901	2.7%
CL Net premiums earned	$57,961	$55,927	$2,034	3.6%
CL Loss/ LAE expense ratio (GAAP)	58.3%	61.7%	(3.4)%
CL Expense ratio (GAAP)	32.2%	32.6%	(0.4)%
CL Combined ratio (GAAP)	90.5%	94.3%	(3.8)%

Three months ended June 30,
2007 vs. 2006 Commercial Lines (CL)	2007	2006	Change	% Change
	(Dollars in thousands)
CL Direct premiums written	$48,273	$48,974	$(701)	(1.4)%
CL Net premiums written	$41,891	$35,450	$6,441	18.2%
CL Net premiums earned	$29,596	$28,073	$1,523	5.4%
CL Loss/ LAE expense ratio (GAAP)	59.8%	61.7%	(1.9)%
CL Expense ratio (GAAP)	27.2%	31.0%	(3.8)%
CL Combined ratio (GAAP)	87.0%	92.7%	(5.7)%
     In the first six months of 2007, our commercial lines direct premiums written decreased by $6.5 million or 7.3% to $82.4 million as compared to direct written premium in the first six months of 2006 of $88.8 million. In the second quarter of 2007, our commercial lines direct premiums written decreased by $701,000 or 1.4% to $48.3 million as compared to direct written premium in the second quarter of 2006 of $49.0 million. The decline in direct premiums written is attributed to several factors including a decline in construction related activity and related audit premium in California, increased competition on large accounts, as well as the return of a number of competitors to the California contractor market and the East Coast habitational market. See additional discussion above in the 2007 vs. 2006 Revenue discussion.
     In the first six months of 2007, our commercial lines net premiums written increased by $1.9 million, or 2.7%, to $71.9 million as compared to net premiums written in the same period of 2006 of $70.0 million. Net premiums earned in the same period increased 3.6%, or $2.0 million, to $58.0 million from $55.9 million in the first six months of 2006. See additional discussion above in the 2007 vs. 2006 Revenue discussion.
     In the second quarter of 2007, our commercial lines net premiums written increased by $6.4 million, or 18.2%, to $41.9 million as compared to net premiums written in the same period of 2006 of $35.5 million. Net premiums earned in the same period increased 5.4%, or $1.5 million, to $29.6 million from $28.1 million in the second quarter of 2006. See additional discussion above in the 2007 vs. 2006 Revenue discussion.
     In the commercial lines segment for the first six months of 2007, we had underwriting income of $5.5 million, a GAAP combined ratio of 90.5%, a GAAP loss and loss adjustment expense ratio of 58.3% and a GAAP underwriting expense ratio of 32.2%, compared to underwriting income of $3.2 million, a GAAP combined ratio of 94.3%, a GAAP loss and loss adjustment expense ratio of 61.7% and a GAAP underwriting expense ratio of 32.6% in the first six months of 2006. Our commercial lines loss ratio for the first six months of 2007 reflects a frequency of losses reported and severity within a normal range of our expectations. The performance of the commercial lines in the first six months of 2007 was impacted favorably by the non-recurring retaliatory tax refund.
     In the commercial lines segment for the second quarter of 2007, we had underwriting income of $3.8 million, a GAAP combined ratio of 87.0%, a GAAP loss and loss adjustment expense ratio of 59.8% and a GAAP underwriting expense ratio of 27.2%, compared to underwriting income of $2.0 million, a GAAP combined ratio of 92.7%, a GAAP loss and loss adjustment expense ratio of 61.7% and a GAAP underwriting expense ratio of 31.0% in the second quarter of 2006. The performance of the commercial lines in the first six months of 2007 was impacted favorably by the non-recurring retaliatory tax refund.
     Results of our Personal Lines segment were as follows:

Six months ended June 30,
2007 vs. 2006 Personal Lines (PL)	2007	2006	Change	% Change
	(Dollars in thousands)
PL Direct premiums written	$11,105	$11,882	$(777)	(6.5)%
PL Net premiums written	$10,143	$10,966	$(823)	(7.5)%
PL Net premiums earned	$11,103	$11,241	$(138)	(1.2)%
PL Loss/ LAE expense ratio (GAAP)	79.4%	68.5%	10.9%
PL Expense ratio (GAAP)	31.8%	39.2%	(7.4)%
PL Combined ratio (GAAP)	111.2%	107.7%	3.5%

Three months ended June 30,
2007 vs. 2006 Personal Lines (PL)	2007	2006	Change	% Change
	(Dollars in thousands)
PL Direct premiums written	$5,934	$6,350	$(416)	(6.6)%
PL Net premiums written	$5,315	$5,784	$(469)	(8.1)%
PL Net premiums earned	$5,480	$5,558	$(78)	(1.4)%
PL Loss/ LAE expense ratio (GAAP)	75.0%	75.8%	(0.8)%
PL Expense ratio (GAAP)	27.5%	39.8%	(12.3)%
PL Combined ratio (GAAP)	102.5%	115.6%	(13.1)%
     In the first six months of 2007, personal lines direct premiums written declined to $11.1 million, representing a decline of $0.8 million or 6.5% from $11.9 million in the first six months of 2006. Our personal lines have also been impacted by increased competition, similar to our commercial lines. Net premiums written in the period also declined to $10.1 million in the first six months of 2007, as compared to $11.0 million in the first six months of 2006, representing a decline of $0.8 million or 7.5%. Personal lines net premiums earned declined 1.2% to $11.1 million.
     In the second quarter of 2007, personal lines direct premiums written declined to $5.9 million, representing a decline of $0.4 million or 6.6% from $6.4 million in the second quarter of 2006. Net premiums written in the period also declined to $5.3 million in the second quarter of 2007, as compared to $5.8 million in the second quarter of 2006, representing a decline of $0.5 million or 8.1%. Personal lines net premiums earned declined 1.4% to $5.5 million.
     In the personal lines segment for the first six months of 2007, we had an underwriting loss of $1.2 million, a GAAP combined ratio of 111.2%, a GAAP loss and loss adjustment expense ratio of 79.4% and a GAAP underwriting expense ratio of 31.8%, compared to an underwriting loss of $866,000, a GAAP combined ratio of 107.7%, a GAAP loss and loss adjustment expense ratio of 68.5% and a GAAP underwriting expense ratio of 39.2% in the first six months of 2006. Our personal lines loss ratio for the six months of 2007 reflects a frequency of losses reported generally within a normal range of our expectations, and includes an increase in severity due to large losses related to a variety of causes including an increase in water and freeze related losses, compared to the first six months of 2006.
     Underwriting Expenses and the Expense Ratio is discussed below.

Six months ended June 30,
2007 vs. 2006 Expenses and Expense Ratio	2007	2006	Change	% Change
	(Dollars in thousands)
Amortization of Deferred Acquisition Costs	$17,959	$15,140	$2,819	18.6%
As a % of net premiums earned	26.0%	22.5%	3.5%
Other underwriting expenses	4,215	7,487	(3,272)	(43.7)%
Total expenses excluding losses/ LAE	$22,174	$22,627	$(453)	(2.0)%
Underwriting expense ratio	32.1%	33.6%	(1.5)%
     Underwriting expenses decreased by $453,000, or 2.0%, to $22.2 million in the first six months of 2007, as compared to $22.6 million in the first six months of 2006. The decrease in underwriting expenses primarily reflects the inclusion of the non-recurring retaliatory tax refund, which reduced other underwriting expenses by $3.1 million in the first six months of 2007. Offsetting that refund, other underwriting expenses increased due to an increase in salary expense from additions in staff Group-wide to support strategic initiatives. In addition, the amortization of deferred acquisition costs is lower in 2006 as compared to 2007 due to the fact that when FPIG was purchased on October 1, 2005, the accounting for the business combination required the Group to begin accruing deferred acquisition costs from the date of acquisition. Lastly, underwriting expenses are impacted by the previously discussed changes in the 2007 and 2006 reinsurance program whereby less ceded premium is being recorded and accordingly less ceding commission is received, which increases underwriting expenses and net acquisition costs.
     Our Federal income tax was as follows:

Six months ended June 30,
2007 vs. 2006 Income Taxes	2007	2006	Change	% Change
	(Dollars in thousands)
Income before income taxes	$11,901	$7,888	$4,013	50.9%
Income taxes	3,558	2,343	1,215	51.9%
Net income	$8,343	$5,545	$2,798	50.5%
Effective tax rate	29.9%	29.7%	0.2%
     Federal income tax expense was $3.6 million and $2.3 million for the first six months of 2007 and 2006, respectively. The effective tax rate was 29.9% and 29.7% for the six months of 2007 and 2006, respectively. The 2007 effective tax rate was impacted by an unusually high amount of taxable income in the period caused by the retaliatory tax refund, and partially offset by higher tax-advantaged income (municipal bond interest and dividend income, which reduce the effective tax rate). As of June 30, 2007, tax-advantaged fixed-income securities represented 42% of the Group’s total investment portfolio as compared to 46% of the total investment portfolio as of June 30, 2006.
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
     On March 29, 2007 and June 29, 2007, MIG paid a quarterly shareholder dividend of $0.05 per common share. MIG began paying quarterly dividends in the second quarter of 2006. The amount of dividends paid for the six months ending June 30, 2007 totaled $0.6 million, which amount was funded from the Group’s insurance companies, for which approval was sought and received (where necessary) from each of the insurance companies’ primary regulators.
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
     The Group adopted a stock-based incentive plan at its 2004 annual meeting of shareholders. Pursuant to that plan, Mercer Insurance Group may issue a total of 876,555 shares, which amount will increase automatically each year by 1% of the number of shares outstanding at the end of the preceding year. At June 30, 2007, the shares authorized under the plan has been increased under this provision to 1,075,870 shares. For the six months ended June 30, 2007, the Group made no grants of restricted stock and stock options. A total of 12,000 incentive stock options were forfeited during the six months ended June 30, 2007. A total of 3,000 incentive stock options granted under the plan were exercised during the six months ended June 30, 2007.
     Total assets increased 5%, or $24.4 million, to $531.4 million at June 30, 2007, from December 31, 2006. The Company’s total investments increased by $14.8 million, or 5%, primarily due to net cash provided by operations. Premiums receivable increased $6.7 million, or 18%, primarily reflecting timing of premiums written. Reinsurance receivables increased by $5.0 million, or 6%, from December 31, 2006, primarily due to increased receivables on paid claims. Prepaid reinsurance premiums decreased by $5.3 million, or 32%, principally due to a change to certain of the Company’s reinsurance contracts for 2007, whereby fewer unearned premium reserves are ceded. Deferred policy acquisition costs increased $3.7 million, or 22%, from December 31, 2006, reflecting primarily the increase to net unearned premium reserves. Additionally, deferred income taxes increased by $1.7 million, or 22%, primarily due to profit commissions received on reinsurance contracts that are currently taxable, increases in loss and unearned premium reserves and decreases in market values of fixed income securities, offset by the timing difference resulting from the increase in deferred acquisition costs.
     At June 30, 2007 total liabilities increased by $17.4 million, or 4%, from December 31, 2006, primarily a result of the increase in losses and loss adjustment expense reserves of $12.9 million, or 5%, and the increase in unearned premiums of $7.7 million, or 9%. Other reinsurance balances decreased by $3.6 million, primarily due to changes to the Group’s reinsurance contracts in 2007.
     Stockholders’ equity increased by $7.0 million or 6% to $122.9 million at June 30, 2007 from $115.8 million at December 31, 2006. The change for the period was primarily due to $8.3 million of net income, offset by $2.2 million in unrealized holding losses on securities. The change in stockholders’ equity for the period also included a $0.7 million increase to additional paid-in-capital from amortization of the stock compensation plans and $0.6 million in ESOP shares committed, offset by stockholder dividends of $0.6 million.
          As previously disclosed in the Group’s SEC filings, the Group paid an aggregate of $3.2 million, plus interest, to the New Jersey Division of Taxation (the “Division”) in retaliatory premium tax for the years 1999-2004. In conjunction with making such payments, the Group filed notices of protest with the Division with respect to the retaliatory tax imposed. The payments were made in response to notices of deficiency issued by the Division to the Group.
          The Group received approximately $3.8 million in April 2007 as a reimbursement of protested payments of retaliatory tax and interest previously made by the Group for the periods 1999-2003, as well as interest accrued on the refund. The refund has been recorded, after reduction for Federal income tax, in the amount of $2.5 million in the consolidated statement of earnings for the quarter ending June 30, 2007.
          The Group’s protest relating to the 2004 period, which approximates $0.4 million, is currently outstanding. The Group is waiting for the Division to issue a determination with respect to the Group’s protest on the 2004 year. Any refund of 2004 retaliatory premium tax would be reduced by related Federal income tax. Due to the contingencies involved, the Group has not accrued any refund of the retaliatory tax relating to the 2004 period.
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
OFF BALANCE SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS
     The Group was not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles at June 30, 2007 which would give rise to previously undisclosed market, credit or financing risk.
     The Group and its subsidiaries have no significant contractual obligations at June 30, 2007, other than its insurance obligations under its policies of insurance, trust preferred securities interest and principal, interest rate swap agreements related to the trust preferred securities, a line of credit obligation, and operating lease obligations. Projected cash disbursements pertaining to these obligations have not materially changed since December 31, 2006, and the Group expects to have the resources to pay these obligations as they come due.
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
          Credit Risk. The quality of our interest-bearing investments is generally good. Our fixed maturity securities at June 30, 2007, have an average rating of AA or better.
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
Item 4. Controls and Procedures
          Under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

MERCER INSURANCE GROUP, INC. (Registrant)
Dated: August 09, 2007	By:	/s/ Andrew R. Speaker
Andrew R. Speaker,
President and Chief Executive Officer

Dated: August 09, 2007	By:	/s/ David B. Merclean
David B. Merclean,
Senior Vice President and Chief Financial Officer