Form 10-Q
period 2007-09-30
MERCER INSURANCE GROUP INC
filed 2007-11-09
CIK 1050690

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2007,
or
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
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of November 3, 2007

COMMON STOCK (No Par Value)	6,558,734

(Title of Class)	(Outstanding Shares)

Exhibit No.	Title
3.1	Articles of Incorporation of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Pre-effective Amendment No. 3 on Form S-1, SEC File No. 333-104897.)

3.2	Bylaws of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2003.)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
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
     the effect of legislative, judicial, economic, demographic and regulatory events in the six states in which we do the majority of our business as of September 30, 2007;
     the continuation of an A.M. Best rating in the Excellent category;
     the ability to enter new markets successfully and capitalize on growth opportunities either through acquisitions or the expansion of our producer network;
     the Company’s position within its agent’s offices relative to competitors, the stability of the Company’s independent agency force as agencies are sold or consolidated, and the volume of premium produced by the Company’s larger agents;
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
	(Dollars in thousands)
	(Unaudited)
Assets
Investments, at fair value:
Fixed-income securities, available for sale, at fair value (cost $309,289 and $274,769, respectively)	$308,204	273,454
Equity securities, at fair value (cost $11,115 and $10,940, respectively)	17,351	16,522
Short-term investments, at cost, which approximates fair value	5,743	7,692

Total investments	331,298	297,668

Cash and cash equivalents	14,963	17,618
Premiums receivable	43,702	38,030
Reinsurance receivables	93,217	87,987
Prepaid reinsurance premiums	9,935	16,383
Deferred policy acquisition costs	21,473	16,708
Accrued investment income	3,668	3,204
Property and equipment, net	12,152	11,936
Deferred income taxes	8,129	7,775
Goodwill	5,416	5,625
Other assets	3,998	4,033

Total assets	$547,951	506,967

Liabilities and Equity
Liabilities:
Losses and loss adjustment expenses	$271,006	250,455
Unearned premiums	92,232	81,930
Accounts payable and accrued expenses	15,576	13,442
Other reinsurance balances	18,504	24,588
Trust preferred securities	15,554	15,542
Advances under line of credit	3,000	3,000
Other liabilities	3,321	2,171

Total liabilities	419,193	391,128

Stockholders’ Equity:
Preferred stock, no par value, authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value, authorized 15,000,000 shares, issued 7,064,233 shares and 7,064,233 shares, outstanding 6,688,146 and 6,582,232 shares	—	—
Additional paid-in capital	69,965	68,473
Accumulated other comprehensive income:
Unrealized gains in investments, net of deferred income taxes	3,400	2,815
Retained Earnings	65,042	54,629
Unearned ESOP shares	(3,288)	(3,757)
Treasury stock, 505,499 and 503,513 shares	(6,361)	(6,321)

Total stockholders’ equity	128,758	115,839

Total liabilities and stockholders’ equity	$547,951	506,967

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Nine Months Ended September 30, 2007 and 2006

	2007	2006
	(Dollars in thousands, except
	per share data)
	(Unaudited)
Revenue:
Net premiums earned	$106,367	102,172
Investment income, net of expenses	9,592	7,057
Net realized investment gains	267	100
Other revenue	1,494	1,605

Total revenue	117,720	110,934

Expenses:
Losses and loss adjustment expenses	65,398	64,519
Amortization of deferred policy acquisition costs (related party amounts of $865 and $916, respectively)	27,829	24,187
Other expenses	7,530	10,208
Interest expense	911	913

Total expenses	101,668	99,827

Income before income taxes	16,052	11,107

Income taxes	4,697	3,368

Net income	$11,355	7,739

Earnings per common share:
Basic	$1.85	1.29
Diluted	$1.80	1.25

Weighted average shares:
Basic	6,125,654	6,006,693
Diluted	6,318,029	6,192,731
See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months Ended September 30, 2007 and 2006

	2007	2006
	(Dollars in thousands, except
	per share data)
	(Unaudited)
Revenue:
Net premiums earned	$37,303	35,004
Investment income, net of expenses	2,880	2,597
Net realized investment losses	(366)	(505)
Other revenue	587	527

Total revenue	40,404	37,623

Expenses:
Losses and loss adjustment expenses	22,768	22,324
Amortization of deferred policy acquisition costs (related party amounts of $287 and $302, respectively)	9,870	9,047
Other expenses	3,315	2,721
Interest expense	300	312

Total expenses	36,253	34,404

Income before income taxes	4,151	3,219

Income taxes	1,139	1,025

Net income	$3,012	2,194

Earnings per common share:
Basic	$0.49	0.36
Diluted	$0.47	0.35

Weighted average shares:
Basic	6,174,842	6,055,132
Diluted	6,345,865	6,265,888
See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine months ended September 30, 2007
(Unaudited, dollars in thousands)

				Accumulated
			Additional	other		Unearned
	Preferred	Common	paid-in	comprehensive	Retained	ESOP	Treasury
	stock	stock	capital	income	earnings	shares	stock	Total
Balance, December 31, 2006	$—	—	68,473	2,815	54,629	(3,757)	(6,321)	115,839
Net income					11,355			11,355
Unrealized gains on securities:
Unrealized holding gains arising during period, net of related income tax of $462				897				897
Less reclassification adjustment for gains included in net income, net of related income tax expense of $161				(312)				(312)

Other comprehensive income								585

Comprehensive income								11,940

Stock compensation plan amortization			876					876
Tax benefit from stock compensation plan			153					153
ESOP shares committed			423			469		892
Issuance of common stock			40					40
Treasury stock							(40)	(40)
Dividends to stockholders					(942)			(942)

Balance, September 30, 2007	$—	—	69,965	3,400	65,042	(3,288)	(6,361)	128,758

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2007 and 2006

	2007	2006
	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$11,355	7,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	1,605	1,834
Net amortization of premium	938	758
Amortization of restricted stock compensation	876	995
ESOP share commitment	892	904
Net realized investment gains	(267)	(100)
Deferred income tax	(655)	(4,490)
Change in assets and liabilities:
Premiums receivable	(5,672)	(6,619)
Reinsurance receivables	(5,230)	(7,646)
Prepaid reinsurance premiums	6,448	3,800
Deferred policy acquisition costs	(4,765)	(6,971)
Other assets	(424)	1,079
Losses and loss adjustment expenses	20,551	30,676
Unearned premiums	10,302	9,766
Reinsurance balances payable	(6,084)	5,933
Other	4,383	594

Net cash provided by operating activities	34,253	38,252

Cash flows from investing activities:
Purchase of fixed income securities, available for sale	(54,057)	(163,045)
Purchase of equity securities	(2,471)	(4,468)
Sale of short-term investments, net	1,949	2,490
Sale and maturity of fixed income securities, available for sale	17,505	116,848
Sale of equity securities	2,777	2,792
Purchase of property and equipment, net	(1,822)	(1,922)

Net cash used in investing activities	(36,119)	(47,305)

Cash flows from financing activities:
Purchase of treasury stock	(40)	(37)
Tax benefit from stock compensation plans	153	129
Proceeds from issuance of common stock	40	—
Dividends to stockholders	(942)	(646)

Net cash used in financing activities	(789)	(554)

Net decrease in cash and cash equivalents	(2,655)	(9,607)
Cash and cash equivalents at beginning of period	17,618	20,677

Cash and cash equivalents at end of period	$14,963	11,070

Cash paid during the period for:
Interest	$902	988
Income taxes	$4,750	3,400
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
     Effective January 1, 2006, the Group adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment”, using the modified-prospective-transition method. There was no retroactive impact upon adoption. The compensation expense recorded (after tax benefit) in the consolidated statements of earnings for stock options (net of forfeitures) for the three months ended September 30, 2007 and 2006 was $54,000 and $130,000, respectively, and for the nine months ended September 30, 2007 and 2006 was $366,000 and $385,000, respectively. The compensation expense recorded (after tax benefit) in the consolidated statements of earnings for restricted stock (net of forfeitures) for the three months ended September 30, 2007 and 2006 was $47,000 and $112,000, respectively, and for the nine months ended September 30, 2007 and 2006 was $277,000 and $319,000, respectively.
     As of September 30, 2007, the Group has $1.2 million of unrecognized total compensation cost related to non-vested stock options and restricted stock, based on the estimated grant date fair value. That cost will be recognized over the remaining weighted-average vesting period of 2.5 years.
     For the nine months ended September 30, 2007, the Group made no grants of restricted stock and stock options. A total of 19,400 ISO’s and 3,000 shares of restricted stock were forfeited during the nine months ended September 30, 2007. A total of 3,000 ISO’s granted under the plan were exercised during the nine months ended September 30, 2007.
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
     In determining the results of each segment, assets are not allocated to segments and are reviewed in the aggregate for decision-making purposes.

Financial data by segment is as follows:

	Nine Months Ended September 30
	2007	2006
	(In thousands)
Revenues:
Net premiums earned:
Commercial lines	$89,828	$85,263
Personal lines	16,539	16,909

Total net premiums earned	106,367	102,172
Net investment income	9,592	7,057
Net realized investment gains	267	100
Other	1,494	1,605

Total revenues	$117,720	$110,934

Income before income taxes:
Underwriting income (loss):
Commercial lines	$6,489	$4,468
Personal lines	(879)	(1,210)

Total underwriting income	5,610	3,258
Net investment income	9,592	7,057
Net realized investment gains	267	100
Other	583	692

Income before income taxes	$16,052	$11,107

	Three Months Ended September 30
	2007	2006
	(In thousands)
Revenues:
Net premiums earned:
Commercial lines	$31,867	$29,336
Personal lines	5,436	5,668

Total net premiums earned	37,303	35,004
Net investment income	2,880	2,597
Net realized investment gains	(366)	(505)
Other	587	527

Total revenues	$40,404	$37,623

Income before income taxes:
Underwriting income (loss):
Commercial lines	$983	$1,254
Personal lines	367	(342)

Total underwriting income	1,350	912
Net investment income	2,880	2,597
Net realized investment losses	(366)	(505)
Other	287	215

Income before income taxes	$4,151	$3,219

(3) Reinsurance
     Premiums earned are net of amounts ceded of $24.9 million and $36.3 million for the nine months ended September 30, 2007 and 2006, respectively and $7.4 million and $11.4 million for the three months ended September 30, 2007 and 2006, respectively. Losses and loss adjustment expenses are net of amounts ceded of $16.2 million and $27.6 million for the nine months ended September 30, 2007 and 2006, respectively and $2.8 million and $12.1 million for the three months ended September 30, 2007 and 2006, respectively.
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
     Effective January 1, 2006, FPIC restructured its property reinsurance agreement covering the first $2.0 million of loss from an 80% quota share to an $1,650,000 excess of $350,000 excess of loss contract to take advantage of the Group’s combined capital. The restructuring also included the assumption of ceded unearned premium at January 1, 2006 by FPIC from the 2005 property quota share and casualty excess of loss agreements. These assumed premiums were then ceded into the respective 2006 treaties, which due to the reduced ceding rates, resulted in a $5.6 million increase in net written premium and a $5.2 million increase in net earned premium for the nine months ended September 30, 2006, and a $1.4 million increase in net earned premium for the three months ended September 30, 2006. There was no similar impact in 2007 relating to this restructuring.
(4) Comprehensive Income
     The Group’s comprehensive income for the nine and three month periods ended September 30, 2007 and 2006 is as follows:

	Nine months ended
	September 30
	2007	2006
	(In thousands)
Net income	$11,355	$7,739
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period, net of related income tax expense (benefit) of $462 and ($39)	897	(76)
Less reclassification adjustment for gains included in net income, net of related income tax expense of $161 and $5	(312)	(11)

	585	(87)

Comprehensive income	$11,940	$7,652

	Three months ended
	September 30
	2007	2006
	(In thousands)
Net income	$3,012	$2,194
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during period, net of related income tax expense of $1,461 and $1,685	2,836	3,271
Less reclassification adjustment for gains included in net income, net of related income tax expense of $44 and $4	(85)	(7)

	2,751	3,264

Comprehensive income	$5,763	$5,458

(5) Share-based Compensation
     The Group adopted the Mercer Insurance Group, Inc. 2004 Stock Incentive Plan (the Plan) on June 16, 2004. Awards under the Plan may be made in the form of incentive stock options, nonqualified stock options, restricted stock or any combination to employees and non-employee Directors. At adoption, the Plan initially limited to 250,000 the number of shares that may be awarded as restricted stock, and to 500,000 the number of shares for which incentive stock options may be granted. The total number of shares initially authorized in the Plan was 876,555 shares, with an annual increase equal to 1% of the shares outstanding at the end of each year. As of September 30, 2007, the Plan’s authorization has been increased under this feature to 1,075,870 shares. The Plan provides that stock options and restricted stock awards may include vesting restrictions and performance criteria at the discretion of the Compensation Committee of the Board of Directors. The term of options may not exceed ten years for incentive stock options, and ten years and one month for nonqualified stock options, and the option price may not be less than fair market value on the date of grant. The grants made under the plan employ graded vesting over vesting periods of 3 or 5 years for restricted stock, incentive stock options, and nonqualified stock option grants, and include only service conditions. Upon exercise, it is anticipated that newly issued shares will be issued to the option holder.
     For the nine months ended September 30, 2007, the Group made no grants of restricted stock and stock options. A total of 19,400 Incentive Stock Options and 3,000 shares of restricted stock were forfeited in the first nine months of 2007. A total of 3,000 incentive stock options granted under the plan were exercised during in the first nine months of 2007.
     Information regarding stock option activity in the Group’s Plan is presented below:

		Weighted Average
	Number of	Exercise Price
	Shares	per Share
Outstanding at December 31, 2006	636,700	$13.21
Granted — 2007	—	—
Exercised — 2007	(3,000)	13.25
Forfeited — 2007	(19,400)	12.85

Outstanding at September 30, 2007	614,300	$13.22

Exercisable at:
September 30, 2007	497,300	$12.24
Weighted-average remaining contractual life		7.1 years
Compensation remaining to be recognized for unvested stock options at September 30, 2007 (millions)		$0.6
Weighted-average remaining amortization period		2.5
Aggregate Intrinsic Value of outstanding options, September 30, 2007 (millions)		$3.1
Aggregate Intrinsic Value of exercisable options, September 30, 2007 (millions)		$2.7

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
     Information regarding unvested restricted stock activity in the Group’s Plan is below:

		Weighted
		Average
	Number of	Fair Value
	Shares	per Share
Unvested restricted stock at December 31, 2006	106,334	$13.61
Granted — 2007	—	—
Vested — 2007	(56,084)	12.22
Forfeited — 2007	(3,000)	12.21

Unvested restricted stock at September 30, 2007	47,250	$15.35

Compensation remaining to be recognized for unvested restricted stock at September 30, 2007 (millions)		$0.6
Weighted-average remaining amortization period		2.1

(6) Earnings per Share
     The computation of basic and diluted earnings per share is as follows:

	Nine months ended
	September 30
	2007	2006
	(Dollars in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$11,355	$7,739

Denominator for basic earnings per share — weighted-average shares	6,125,654	6,006,693
Effect of stock incentive plans	192,375	186,038

Denominator for diluted earnings per share	6,318,029	6,192,731

Basic earnings per share	$1.85	$1.29

Diluted earnings per share	$1.80	$1.25

	Three months ended
	September 30
	2007	2006
	(Dollars in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$3,012	$2,194

Denominator for basic earnings per share — weighted-average shares	6,174,842	6,055,132
Effect of stock incentive plans	171,023	210,756

Denominator for diluted earnings per share	6,345,865	6,265,888

Basic earnings per share	$0.49	$0.36

Diluted earnings per share	$0.47	$0.35

     The denominator for diluted earnings per share does not include the effect of outstanding stock options that have an anti-dilutive effect. As of September 30, 2007, 40,000 stock options were considered to be anti-dilutive and were excluded from the earnings per share calculation. As of September 30, 2006, there were no stock options considered to be anti-dilutive.
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

(8) Retaliatory tax refund
     As previously disclosed in the Group’s SEC filings, the Group paid an aggregate of $3.5 million, including accrued interest, to the New Jersey Division of Taxation (the “Division”) in retaliatory premium tax for the years 1999-2004. In conjunction with making such payments, the Group filed notices of protest with the Division with respect to the retaliatory tax imposed. The payments were made in response to notices of deficiency issued by the Division to the Group.
     Pursuant to the protests, the Group has received $4.3 million in 2007 as a reimbursement of protested payments of retaliatory tax, including accrued interest, previously made by the Group for the periods 1999-2004. The refund has been recorded, after reduction for Federal income tax, in the amount of $2.8 million in the consolidated statement of earnings, with $2.5 million recorded in the quarter ending June 30, 2007, and $0.3 million recorded in the quarter ended September 30, 2007. The allocation of the refund to pre-tax earnings included an increase to net investment income of $720,000, with $687,000 of that amount recognized in the quarter ended June 30, 2007, and $33,000 recognized in the quarter ended September 30, 2007, for the interest received on the refund, and $3.6 million as a reduction to Other Expense to recognize the recovery of amounts previously charged to Other Expense, with $3.1 million of that amount recognized in the quarter ended June 30, 2007, and $0.5 million recognized in the quarter ended September 30, 2007.

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
     The Group’s insurance subsidiaries are licensed collectively in twenty two states, but are currently focused on doing business in six states; Arizona, California, Nevada, New Jersey, Pennsylvania and Oregon. MIC and MICNJ are licensed to write property and casualty insurance in New York, with a current focus on writing business there which supports existing accounts, and with possible future expansion in other programs. FPIC holds an additional fifteen state licenses outside of the Group’s current focus area. Currently, only direct marketed surety is being written in some of these states.
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
     We manage our business and report our operating results in three operating segments: commercial lines insurance (including surety), personal lines insurance and the investment function. Assets are not allocated to segments and are reviewed in the aggregate for decision-making purposes. Our commercial lines insurance business consists primarily of multi-peril, general liability, commercial auto, and related insurance coverages. Our personal lines insurance business consists primarily of homeowners (in New Jersey and Pennsylvania) and private passenger automobile (in Pennsylvania only) insurance coverages.
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
     Reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at September 30, 2007.

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

	Adjusted Loss and		Adjusted Loss and
Change in Loss	Loss Adjustment	Percentage	Loss Adjustment	Percentage
and Loss	Reserves Net of	Change in	Reserves Net of	Change in
Adjustment	Reinsurance as of	Equity as of	Reinsurance as of	Equity as of
Reserves Net of	September 30,	September 30,	December 31,	December 31,
Reinsurance	2007	2007 (1)	2006	2006 (1)
(Dollars in thousands)
(10.0)%	$164,591	9.4%	$148,070	9.4%
(7.5)%	169,163	7.0%	152,183	7.0%
(5.0)%	173,735	4.7%	156,296	4.7%
(2.5)%	178,306	2.3%	160,409	2.3%
Base	182,878	—	164,522	—
2.5%	187,450	(2.3%)	168,635	(2.3)%
5.0%	192,022	(4.7%)	172,748	(4.7)%
7.5%	196,594	(7.0%)	176,861	(7.0)%
10.0%	201,166	(9.4%)	180,974	(9.4)%

(1)	Net of tax
     The property and casualty industry has incurred substantial aggregate losses from claims related to asbestos-related illnesses, environmental remediation, product liability, mold, and other uncertain exposures. We have not experienced significant losses from these types of claims. Our subsidiary, FPIC, insures contractors for liability for construction defect risks, among other risks.

     The table below summarizes loss and loss adjustment reserves by major line of business:

	September 30,	December 31,
	2007	2006
	(In thousands)
Commercial lines:
Commercial multi-peril	$194,440	$181,523
Commercial automobile	41,107	36,647
Other liability	9,751	8,462
Workers’ compensation	8,375	8,107
Surety	6,040	5,104
Fire, allied, inland marine	202	222

	259,915	240,065

Personal lines:
Homeowners	7,500	6,724
Personal automobile	2,013	2,213
Other liability	1,166	1,079
Fire, allied, inland marine	368	333
Workers’ compensation	44	41

	11,091	10,390

Total	$271,006	$250,455

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
     Pricing in the property and casualty insurance industry historically has been and remains cyclical. During a soft market cycle, price competition is prevalent, which makes it difficult to write and retain properly priced personal and commercial lines business. Our policy is to maintain disciplined underwriting and pricing standards during soft markets, declining business which is inadequately priced for its level of risk. The current market is highly competitive, with pricing and coverage competition being seen in virtually all classes of commercial accounts, package policies, commercial automobile policies and in the Pennsylvania personal auto market and Pennsylvania and New Jersey homeowners markets, all of which impacts our ability to retain our accounts on renewal, or to renew a policy at expiring premium. We continue to work with our agents to target classes of business and accounts compatible with our underwriting appetite, which includes certain types of religious institution risks, contracting risks, small business risks and property risks. As a result of what management believes is a soft market, commercial lines direct written premium declined in the first nine months of 2007, as compared to the first nine months of 2006, due in part to increased competition, among other factors discussed more in detail below in the 2007 vs. 2006 Revenue discussion. Nevertheless, while commercial lines direct written premiums written declined in the nine months ended September 30, 2007, versus the same period in the prior year, commercial lines direct premiums written showed a 3.9% increase in the quarter ended September 30, 2007, as compared to the same quarter in the previous year. The current marketplace is also affording the Company the opportunity to bid on increased levels of new business opportunities.
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
     The Group does not write homeowners insurance or other personal lines in California, nor does it have significant exposure to commercial risks in the areas affected by the recent wildfires in Southern California. Consequently, the Company expects to have very limited claim activity in connection with such wildfires.

Nine and three month periods ended September 30, 2007, compared to the same periods in 2006:
     The components of income for 2007 and 2006, and the change and percentage change from year to year, are shown in the charts below. The accompanying narrative refers to the statistical information displayed in the chart immediately above the narrative.

Nine months ended September 30,
2007 vs. 2006 Income	2007	2006	Change	% Change
	(Dollars in thousands)
Commercial lines underwriting income	$6,489	$4,468	$2,021	45.2%
Personal lines underwriting loss	(879)	(1,210)	331	(27.4)%
Total underwriting income	5,610	3,258	2,352	72.2%
Net investment income	9,592	7,057	2,535	35.9%
Net realized investment gains	267	100	167	167.0%
Other	1,494	1,605	(111)	(6.9)%
Interest expense	(911)	(913)	2	(0.2)%
Income before income taxes	16,052	11,107	4,945	44.5%
Income taxes	4,697	3,368	1,329	39.5%
Net Income	$11,355	$7,739	$3,616	46.7%
Loss/ LAE ratio (GAAP)	61.5%	63.1%	(1.6)%
Underwriting expense ratio (GAAP)	33.2%	33.7%	(0.5)%
Combined ratio (GAAP)	94.7%	96.8%	(2.1)%
Loss/ LAE ratio (Statutory)	61.5%	60.3%	1.2%
Underwriting expense ratio (Statutory)	31.5%	34.0%	(2.5)%
Combined ratio (Statutory)	93.0%	94.3%	(1.3)%

Three months ended September 30,
2007 vs. 2006 Income	2007	2006	Change	% Change
	(Dollars in thousands)
Commercial lines underwriting income	$983	$1,254	$(271)	(21.6)%
Personal lines underwriting gain (loss)	367	(342)	709	(207.3)%
Total underwriting income	1,350	912	438	48.0%
Net investment income	2,880	2,597	283	10.9%
Net realized investment losses	(366)	(505)	139	(27.5)%
Other	587	527	60	11.4%
Interest expense	(300)	(312)	12	(3.8)%
Income before income taxes	4,151	3,219	932	29.0%
Income taxes	1,139	1,025	114	11.1%
Net Income	$3,012	$2,194	$818	37.3%
Loss/ LAE ratio (GAAP)	61.0%	63.8%	(2.8)%
Underwriting expense ratio (GAAP)	35.4%	33.6%	1.8%
Combined ratio (GAAP)	96.4%	97.4%	(1.0)%
Loss/ LAE ratio (Statutory)	61.1%	62.8%	(1.7)%
Underwriting expense ratio (Statutory)	33.9%	33.2%	0.7%
Combined ratio (Statutory)	94.9%	96.0%	(1.1)%

     As previously disclosed in the Group’s SEC filings, the Group paid an aggregate of $3.5 million, including accrued interest, to the New Jersey Division of Taxation (the “Division”) in retaliatory premium tax for the years 1999-2004. In conjunction with making such payments, the Group filed notices of protest with the Division with respect to the retaliatory tax imposed. The payments were made in response to notices of deficiency issued by the Division to the Group.
     The Group has received $4.3 million in 2007 as a reimbursement of protested payments of retaliatory tax, including accrued interest thereon, previously made by the Group for the periods 1999-2004. The refund has been recorded, after reduction for Federal income tax, in the amount of $2.8 million in the consolidated statement of earnings, with $2.5 million recorded in the quarter ending June 30, 2007, and $0.3 million recorded in the quarter ended September 30, 2007. The allocation of the refund to pre-tax earnings included an increase to net investment income of $720,000, with $687,000 of that amount recognized in the quarter ended June 30, 2007, and $33,000 recognized in the quarter ended September 30, 2007, for the interest received on the refund, and $3.6 million as a reduction to Other Expense to recognize the recovery of amounts previously charged to Other Expense, with $3.1 million of that amount recognized in the quarter ended June 30, 2007, and $0.5 million recognized in the quarter ended September 30, 2007. This is a non-recurring item which significantly affects the earnings of both the three and nine month periods ended September 30, 2007, and related performance metrics such as the combined ratio.
     The Group’s GAAP combined ratio for the first nine months of 2007 was 94.7%, as compared to the combined ratio for the first nine months of 2006 of 96.8%. On a pro-forma basis, after removing the effect of the non-recurring retaliatory tax refund described above, the GAAP combined ratio for the first nine months of 2007 was 98.1%. The statutory combined ratio for the first nine months of 2007 and 2006 was 93.0% and 94.3%, respectively. See discussion below relating to commercial and personal lines performance.
     The Group’s GAAP combined ratio for the third quarter of 2007 was 96.4%, as compared to the combined ratio for the same period in 2006 of 97.4%. On a pro-forma basis, after removing the effect of the non-recurring retaliatory tax refund described above, the GAAP combined ratio for the third quarter of 2007 was 97.7%. The statutory combined ratio for the third quarter of 2007 and 2006 was 94.9% and 96.0%, respectively.
     Net investment income for the nine months ended September 30, 2007, increased $2.5 million to $9.6 million for the period. $720,000 of the increase is attributable to the non-recurring impact on investment income of the refund of retaliatory taxes described above. The balance of the increased investment income is due to increased cash and invested assets, resulting from operating cash flow and the reduced premium ceded to reinsurers in 2007, as well as a favorable interest rate environment. Net investment income for the third quarter of 2007 increased $0.3 million over the prior year to $2.9 million, with $33,000 of the increase being attributable to the non-recurring retaliatory tax refund described above.
     Realized investment gains in the nine months ended September 30, 2007, amounted to $267,000, as compared to $100,000 in the same period in 2006, driven in part by changes in the fair value of the interest rate swaps for the floating rate trust preferred securities. Other revenue, which is primarily service charges recorded on installment payments of insurance premiums, totaled $1.5 million and $1.6 million for the first nine months of 2007 and 2006, respectively. Interest expense of $911,000 and $913,000 for the first nine months of 2007 and 2006, respectively, represents interest expense related to the trust preferred obligations.
     Charts and discussion relating to each of our segments (commercial lines underwriting, personal lines underwriting, and the investment segment) follow with further discussion below.

Nine months ended September 30,
2007 vs. 2006 Revenue	2007	2006	Change	% Change
	(In thousands)
Direct premiums written	$140,506	$146,470	$(5,964)	(4.1)%
Net premiums written	123,116	115,738	7,378	6.4%
Net premiums earned	106,367	102,172	4,195	4.1%
Net investment income	9,592	7,057	2,535	35.9%
Net realized investment gains	267	100	167	167.0%
Other revenue	1,494	1,605	(111)	(6.9)%
Total revenue	$117,720	$110,934	$6,786	6.1%

Three months ended September 30,
2007 vs. 2006 Revenue	2007	2006	Change	% Change
	(In thousands)
Direct premiums written	$47,027	$45,749	$1,278	2.8%
Net premiums written	41,110	34,809	6,301	18.1%
Net premiums earned	37,303	35,004	2,299	6.6%
Net investment income	2,880	2,597	283	10.9%
Net realized investment losses	(366)	(505)	139	(27.5)%
Other revenue	587	527	60	11.4%
Total revenue	$40,404	$37,623	$2,781	7.4%
     Total revenues for the first nine months of 2007 increased $6.8 million or 6.1% to $117.7 million, as compared to $110.9 million in the same period of 2006. This increase was due primarily to an increase in net premiums earned and net investment income. Net premiums earned totaled $106.4 million for the first nine months of 2007 as compared to $102.2 million for the same period in 2006, representing a 4.1%, or $4.2 million, increase. Net premiums written increased 6.4%, to $123.1 million, as compared to $115.7 million for the same period in 2006. Net premiums written and net premiums earned were impacted in the first nine months of 2007 by the volume of audit premium recorded, which is earned immediately upon recording, and by changes in reinsurance arrangements (see discussion below).
     Net investment income totaled $9.6 million for the first nine months of 2007, as compared to $7.1 million for the same period in 2006, representing a 35.9% or $2.5 million increase. The increase in net investment income in the nine months of 2007 is primarily driven by an increase in average cash and invested assets and a favorable interest rate environment, as well as the $720,000 non-recurring impact of the retaliatory tax refund. Realized investment gains amounted to $267,000 in the first nine months of 2007, as compared to $100,000 in the same period in 2006. The gains in the nine months of 2007 and 2006 included mark-to-market fair value adjustments on the interest rate swaps related to the floating-rate trust preferred securities. See the investment income discussion below for further information.
     Total revenues for the third quarter of 2007 increased $2.8 million or 7.4% to $40.4 million, as compared to $37.6 million in the same period of 2006. This increase was due primarily to an increase in net premiums earned. Net premiums earned totaled $37.3 million for the third quarter of 2007, as compared to $35.0 million for the same period in 2006, representing a 6.6% or $2.3 million increase.
     Net investment income totaled $2.9 million for the third quarter of 2007 as compared to $2.6 million for the same period in 2006, representing a 10.9% or $283,000 increase. The increase in net investment income in the third quarter of 2007 is primarily driven by an increase in average cash and invested assets and a favorable interest rate environment, as well as a $33,000 non-recurring impact from the retaliatory tax refund. Realized investment losses amounted to $366,000 in the third quarter of 2007, as compared to a loss of $505,000 in the same period in 2006. The losses in the third quarter of 2007 and 2006 included mark-to-market fair value adjustments on the interest rate swaps related to the floating-rate trust preferred securities.
     In the nine months and quarter ended September 30, 2007, direct premiums written decreased $6.0 million or 4.1% to $140.5 million, and increased $1.3 million or 2.8% to $47.0 million, respectively, as compared to the same periods in 2006. The year-to-date decline in direct premiums written is attributed to a more difficult economic environment and competitive market conditions, including a decline in construction related activity and related audit premium in California, increased competition on large accounts as well as the return of a number of competitors to the California contractor market and the East Coast habitational market. The increase in direct premiums written in the third quarter relates to greater production by existing agents, expansion of our agency force, and introduction of new and enhanced products.
     The decline in year-to-date audit premium, as compared to the prior year, relates to a general decline in construction related activity, specifically in California, driven by a slowdown of the residential housing market. Approximately 50% of FPIC’s business (and approximately one-third of the Group’s business in total) is related to artisan contractor liability, primarily in the central valley of California.

Commercial multiple peril policies constitute a majority of the business written in FPIC’s contractor book of business. The premium on these policies is estimated at policy inception based on a prediction of the volume of the insured’s business operations during the policy period. In addition to endorsing the policy throughout the policy period based on known information, at policy expiration FPIC conducts an audit of the insured’s business operations in order to adjust the policy premium from an estimate to actual. Contractor liability policy premium tends to vary with local construction activity as well as changes in the nature of the contractor’s operations. The decline in construction related activity has impacted both the volume of premium for the contractor in-force book of business and the related audit premium on expiring policies. Audits for the first nine months of 2007, primarily of construction related policies, generated $2.2 million of premium, representing a decline of $7.4 million as compared to $9.6 million of premium that was generated in the first nine months of 2006. Similarly, in the third quarter of 2007, audits generated $600,000 in premium, a reduction of $1.6 million from the $2.2 million audit premium generated in the third quarter of 2006.
     The decline in year-to-date direct premiums written also reflects an increasingly competitive marketplace and what management characterizes as a soft market. There has been increased competition on large accounts particularly in the East Coast habitational and California contractor programs, as competitors aggressively compete for these higher premium accounts. Management continues to maintain its policy of disciplined underwriting and pricing standards, declining business which is inadequately priced for its level of risk.
     Effective January 1, 2006, FPIC restructured its property reinsurance agreement covering the first $2.0 million of loss from an 80% quota share to an $1,650,000 excess of $350,000 excess of loss contract to take advantage of the Group’s combined capital. The restructuring also included the assumption of ceded unearned premium at January 1, 2006 by FPIC from the 2005 property quota share and casualty excess of loss agreements. These assumed premiums were then ceded into the respective 2006 treaties, which due to the reduced ceding rates, resulted in a $5.6 million increase in net written premium and a $5.2 million increase in net earned premium for the nine months ended September 30, 2006, and a $1.4 million increase in net earned premium for the three months ended September 30, 2006. There was no similar impact in 2007 relating to this restructuring.
     Effective, January 1, 2007, the Group consolidated the reinsurance program of all subsidiaries into a single program, and increased its reinsurance retention to $750,000 (from a maximum retention of $500,000 in 2006) on the working layer for all casualty, property and workers’ compensation lines of business. The effect of this change in reinsurance arrangements increased net premiums written for the first nine months of 2007.

     Growth in Net Investment Income is discussed below.

Nine months ended September 30,
2007 vs. 2006 Investment Income and
Realized Gains	2007	2006	Change	% Change
	(In thousands)
Fixed income securities	$9,627	$7,961	$1,666	20.9%
Dividends	219	213	6	2.8%
Cash, cash equivalents & other	1,458	710	748	105.4%
Gross investment income	11,304	8,884	2,420	27.2%
Investment expenses	(1,712)	(1,827)	115	6.3%
Net investment income	$9,592	$7,057	$2,535	35.9%
Realized losses — fixed income securities	$(8)	$(385)	$377	N/M
Realized gains — equity securities	481	401	80	N/M
Mark-to-market valuation for interest rate swaps	(206)	84	(290)	N/M
Net realized gains	$267	$100	$167	167.0%

Three months ended September 30,
2007 vs. 2006 Investment Income and
Realized Gains	2007	2006	Change	% Change
	(In thousands)
Fixed income securities	$3,209	$2,818	$391	13.9%
Dividends	72	68	4	5.9%
Cash, cash equivalents & other	396	307	89	29.0%
Gross investment income	3,677	3,193	484	15.2%
Investment expenses	(797)	(596)	(201)	(33.7)%
Net investment income	$2,880	$2,597	$283	10.9%
Realized losses — fixed income securities	$(8)	$—	$(8)	N/M
Realized gains — equity securities	138	11	127	N/M
Mark-to-market valuation for interest rate swaps	(496)	(516)	20	N/M
Net realized losses	$(366)	$(505)	$139	(27.5)%

(N/M means “not meaningful”)
     In the first nine months of 2007, net investment income increased $2.5 million, or 35.9% to $9.6 million, as compared to $7.1 million in the first nine months of 2006. Our investment income benefited in 2007 from a favorable interest rate environment and an increase in average cash and invested assets. The increase in invested assets is driven primarily by operating cash flow, including the benefit of the 2007 reinsurance agreement, which results in less premium being ceded to reinsurers.
     In the first nine months of 2007, investment income on fixed income securities increased $1.6 million, or 20.9% to $9.6 million, as compared to $8.0 million in the same period in 2006. This was driven by a favorable interest rate environment and an increase in the average investments held in fixed income securities caused by the reasons described above. The Group’s tax equivalent yield (yield adjusted for tax-benefit received on tax-exempt securities) on fixed income securities increased to 5.24% in the first nine months of 2007, as compared to 5.12% in the same period in 2006.
     Dividend income in the nine months ended September 30, 2007, was comparable to that of the same period in 2006. Interest income on cash and cash equivalents increased $748,000 to $1.5 million, primarily as a result of the $720,000 of non-recurring interest received on the retaliatory tax refund. Investment expenses in the first nine months of 2007 decreased 6.3%, or $115,000, to $1.7 million in the first nine months of 2007 from $1.8 million in the nine months of 2006.
     In the third quarter of 2007, net investment income increased $283,000, or 10.9% to $2.9 million, as compared to $2.6 million in the third quarter of 2006. In the third quarter of 2007, investment income on fixed income securities increased $391,000, or 13.9% to $3.2 million, as compared to $2.8 million in the same period in 2006.
     Dividend income in the third quarter of 2007, was comparable to that of the same period in 2006. Interest income on cash and cash equivalents increased $89,000 to $396,000, including $33,000 of non-recurring interest received on the retaliatory tax refund. Investment expenses in the third quarter of 2007 increased 33.7%, or $201,000, to $797,000 from $596,000 in the same period in 2006.
     Net realized gains for the nine months of 2007 were $267,000, as compared to $100,000 in the same period of 2006. In the first nine months of 2007, net realized gains of $267,000 included losses on securities sales of $94,000, a loss on the mark-to-market valuation on the interest rate swaps of $206,000, write-down of securities determined to be other than-temporarily impaired of $28,000, and gains of $595,000 on the sale of equity investments. In the first nine months of 2006, net realized gains of $100,000 included losses on securities sales of $552,000, a gain on the mark-to-market valuation on the interest rate swaps of $84,000, gains of $689,000 from the sale of securities, and a loss of $121,000 from the write-down of securities determined to be other-than-temporarily impaired. Securities determined to be other-than-temporarily impaired were written down to our estimate of fair market value at the time of the write-down. The Group has entered into five interest rate swap agreements to hedge against interest rate risk on its floating rate trust preferred securities. The estimated fair value of the interest rates swaps is obtained from the third-party financial institution counterparties. The Group marks the investments to market using these valuations and records the change in the economic value of the interest rate swaps as a realized gain or loss in the consolidated statement of earnings.

The fixed income portfolio is invested 100% in investment grade securities, with the exception of one fixed maturity investment held with a value of $0.5 million, as of September 30, 2007, with an average rating of AA, an average maturity of 5.3 years (excluding mortgage-backed securities), and an average tax equivalent yield of 5.24%. The Group holds no investments in sub-prime lenders and any exposure it has is limited to indirect exposure, through asset-backed securities. The asset-backed securities held by the Company which are invested in sub-prime home equity loans are carried at approximately $2.0 million, with approximately 75% and 25% having a credit rating of AAA and AA, respectively, are in the most secure tranche of the ABS’s, and with approximately half of the value insured against default as to principal and interest.
The estimated fair value and unrealized loss for securities in a temporary unrealized loss position as of September 30, 2007 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
September 30, 2007	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$15,223	$46	$36,264	$507	$51,487	$553
Obligations of states and political subdivisions	41,386	284	39,600	326	80,986	610
Corporate securities	4,618	121	41,416	639	46,034	760
Mortgage-backed securities	8,666	42	9,113	112	17,779	154

Total fixed maturities	69,893	493	126,393	1,584	196,286	2,077

Total equity securities	1,791	115	—	—	1,791	115

Total securities in a temporary unrealized loss position	$71,684	$608	$126,393	$1,584	$198,077	$2,192

     Fixed maturity investments with unrealized losses for less than twelve months are primarily due to changes in the interest rate environment. At September 30, 2007, the Group has 169 fixed maturity securities with unrealized losses for more than twelve months. Of the 169 securities with unrealized losses for more than twelve months, 166 of them have fair values of no less than 95% of cost, and the other 3 securities have a fair value greater than 92% of cost. The fixed income portfolio is invested 100% in investment grade securities, with the exception of one fixed maturity investment held with a value of $0.5 million, as of September 30, 2007, and these unrealized losses primarily reflect the current interest rate environment. The Group believes these declines are temporary.
     There are 9 common stock securities that are in an unrealized loss position at September 30, 2007. All of these securities have been in an unrealized loss position for less than four months. The original cost of these securities is $1.1 million, and the unrealized loss is $76,000 at September 30, 2007. There are 2 preferred stock securities that are in an unrealized loss position at September 30, 2007. These securities have been in an unrealized loss position for less than ten months. The original cost of these securities is $0.8 million, and the unrealized loss is $39,000 at September 30, 2007. The Group believes these declines are temporary.

     Results of our Commercial Lines segment were as follows:

Nine months ended September 30,
2007 vs. 2006 Commercial Lines (CL)	2007	2006	Change	% Change
	(Dollars in thousands)
CL Direct premiums written	$123,245	$128,170	$(4,925)	(3.8)%
CL Net premiums written	$107,353	$98,842	$8,511	8.6%
CL Net premiums earned	$89,828	$85,263	$4,565	5.4%
CL Loss/ LAE expense ratio (GAAP)	59.6%	62.2%	(2.6)%
CL Expense ratio (GAAP)	33.2%	32.6%	0.6%
CL Combined ratio (GAAP)	92.8%	94.8%	(2.0)%

Three months ended September 30,
2007 vs. 2006 Commercial Lines (CL)	2007	2006	Change	% Change
	(Dollars in thousands)
CL Direct premiums written	$40,871	$39,332	$1,539	3.9%
CL Net premiums written	$35,490	$28,879	$6,611	22.9%
CL Net premiums earned	$31,867	$29,336	$2,531	8.6%
CL Loss/ LAE expense ratio (GAAP)	62.0%	63.1%	(1.1)%
CL Expense ratio (GAAP)	34.9%	32.6%	2.3%
CL Combined ratio (GAAP)	96.9%	95.7%	1.2%
     In the first nine months of 2007, our commercial lines direct premiums written decreased by $4.9 million or 3.8% to $123.2 million as compared to direct written premium in the first nine months of 2006 of $128.2 million. In the third quarter of 2007, our commercial lines direct premiums written increased by $1.5 million or 3.9% to $40.8 million as compared to direct written premium in the third quarter of 2006 of $39.3 million. The decline in year-to-date direct premiums written is attributed to several factors including a decline in construction related activity and related audit premium in California, increased competition on large accounts, as well as the return of a number of competitors to the California contractor market and the East Coast habitational market. See additional discussion above in the 2007 vs. 2006 Revenue discussion.
     In the first nine months of 2007, our commercial lines net premiums written increased by $8.5 million, or 8.6%, to $107.4 million as compared to net premiums written in the same period of 2006 of $98.8 million. Net premiums earned in the same period increased 5.4%, or $4.6 million, to $89.8 million from $85.3 million in the first nine months of 2006. See additional discussion above in the 2007 vs. 2006 Revenue discussion.
     In the third quarter of 2007, our commercial lines net premiums written increased by $6.6 million, or 22.9%, to $35.5 million as compared to net premiums written in the same period of 2006 of $28.9 million. Net premiums earned in the same period increased 8.6%, or $2.5 million, to $31.9 million from $29.3 million in the third quarter of 2006. See additional discussion above in the 2007 vs. 2006 Revenue discussion.
     In the commercial lines segment for the first nine months of 2007, we had underwriting income of $6.5 million, a GAAP combined ratio of 92.8%, a GAAP loss and loss adjustment expense ratio of 59.6% and a GAAP underwriting expense ratio of 33.2%, compared to underwriting income of $4.5 million, a GAAP combined ratio of 94.8%, a GAAP loss and loss adjustment expense ratio of 62.2% and a GAAP underwriting expense ratio of 32.6% in the first nine months of 2006. Our commercial lines loss ratio for the first nine months of 2007 reflects a frequency of losses reported and severity within a normal range of our expectations. The performance of the commercial lines in the first nine months of 2007 was impacted favorably by the non-recurring retaliatory tax refund.
     In the commercial lines segment for the third quarter of 2007, we had underwriting income of $1.0 million, a GAAP combined ratio of 96.9%, a GAAP loss and loss adjustment expense ratio of 62.0% and a GAAP underwriting expense ratio of 34.9%, compared to underwriting income of $1.3 million, a GAAP combined ratio of 95.7%, a GAAP loss and loss adjustment expense ratio of 63.1% and a GAAP underwriting expense ratio of 32.6% in the third quarter of 2006. The performance of the commercial lines in the third quarter of 2007 was impacted favorably by the non-recurring retaliatory tax refund.

     Results of our Personal Lines segment were as follows:

Nine months ended September 30,
2007 vs. 2006 Personal Lines (PL)	2007	2006	Change	% Change
	(Dollars in thousands)
PL Direct premiums written	$17,261	$18,300	$(1,039)	(5.7)%
PL Net premiums written	$15,763	$16,896	$(1,133)	(6.7)%
PL Net premiums earned	$16,539	$16,909	$(370)	(2.2)%
PL Loss/ LAE expense ratio (GAAP)	71.5%	68.1%	3.4%
PL Expense ratio (GAAP)	33.8%	39.1%	(5.3)%
PL Combined ratio (GAAP)	105.3%	107.2%	(1.9)%

Three months ended September 30,
2007 vs. 2006 Personal Lines (PL)	2007	2006	Change	% Change
	(Dollars in thousands)
PL Direct premiums written	$6,156	$6,417	$(261)	(4.1)%
PL Net premiums written	$5,620	$5,930	$(310)	(5.2)%
PL Net premiums earned	$5,436	$5,668	$(232)	(4.1)%
PL Loss/ LAE expense ratio (GAAP)	55.5%	67.1%	(11.6)%
PL Expense ratio (GAAP)	37.8%	38.9%	(1.1)%
PL Combined ratio (GAAP)	93.3%	106.0%	(12.7)%
     In the first nine months of 2007, personal lines direct premiums written declined to $17.3 million, representing a decline of $1.0 million or 5.7% from $18.3 million in the first nine months of 2006. Our personal lines have been impacted by increased competition, similar to our commercial lines. Net premiums written in the period also declined to $15.8 million in the first nine months of 2007, as compared to $16.9 million in the first nine months of 2006, representing a decline of $1.1 million or 6.7%. Personal lines net premiums earned declined 2.2% to $16.5 million.
     In the third quarter of 2007, personal lines direct premiums written declined to $6.2 million, representing a decline of $0.3 million or 4.1% from $6.4 million in the third quarter of 2006. Net premiums written in the period also declined to $5.6 million in the third quarter of 2007, as compared to $5.9 million in the third quarter of 2006, representing a decline of $0.3 million or 5.2%. Personal lines net premiums earned declined 4.1% to $5.4 million in the quarter.
     In the personal lines segment for the first nine months of 2007, we had an underwriting loss of $879,000, a GAAP combined ratio of 105.3%, a GAAP loss and loss adjustment expense ratio of 71.5% and a GAAP underwriting expense ratio of 33.8%, compared to an underwriting loss of $1.2 million, a GAAP combined ratio of 107.2%, a GAAP loss and loss adjustment expense ratio of 68.1% and a GAAP underwriting expense ratio of 39.1% in the first nine months of 2006. Our personal lines loss ratio for the nine months of 2007 reflects a frequency and severity of losses reported which falls generally within a normal range of our expectations.
     In the personal lines segment for the third quarter of 2007, we had an underwriting gain of $367,000, a GAAP combined ratio of 93.3%, a GAAP loss and loss adjustment expense ratio of 55.5% and a GAAP underwriting expense ratio 37.8%, compared to an underwriting loss of $342,000, a GAAP combined ratio of 106.0%, a GAAP loss and loss adjustment expense ratio of 67.1% and a GAAP underwriting expense ratio of 38.9% in the third quarter of 2006. Our Loss/LAE ratio of 55.5% for the third quarter of 2007 outperformed the comparable ratio of 67.1% for the third quarter of 2006, due to favorable claims loss frequency and severity in the quarter.

     Underwriting Expenses and the Expense Ratio is discussed below.

Nine months ended September 30
2007 vs. 2006 Expenses and Expense Ratio	2007	2006	Change	% Change
	(Dollars in thousands)
Amortization of Deferred Acquisition Costs	$27,829	$24,187	$3,642	15.1%
As a % of net premiums earned	26.2%	23.7%	2.5%
Other underwriting expenses	$7,530	$10,208	(2,678)	(26.2)%
Total expenses excluding losses/ LAE	$35,359	$34,395	$964	2.8%
Underwriting expense ratio	33.2%	33.7%	(0.5)%
     Underwriting expenses increased by $964,000, or 2.8%, to $35.4 million in the first nine months of 2007, as compared to $34.4 million in the first nine months of 2006. The increase in 2007 underwriting expenses reflects the inclusion of the non-recurring retaliatory tax refund, which reduced other underwriting expenses by $3.6 million in the first nine months of 2007. Offsetting that refund, other underwriting expenses increased due to an increase in salary expense from additions in staff Group-wide to support strategic initiatives, and other increased operating expenses. In addition, the amortization of deferred acquisition costs is lower in 2006 as compared to 2007 due to the fact that when FPIG was purchased on October 1, 2005, the accounting for the business combination required the Group to begin accruing deferred acquisition costs from the date of acquisition. Lastly, underwriting expenses are impacted by the previously discussed changes in the 2007 and 2006 reinsurance program whereby less ceded premium is being recorded and accordingly less ceding commission is received on treaties in runoff, and the treaties effective January 1, 2007 do not provide for ceding commission, which increases underwriting expenses and net acquisition costs.
     Our Federal income tax was as follows:

2007 vs. 2006 Income Taxes	2007	2006	Change	% Change
	(Dollars in thousands)
Income before income taxes	$16,052	$11,107	$4,945	44.5%
Income taxes	$4,697	$3,368	$1,329	39.5%
Net income	$11,355	$7,739	$3,616	46.7%
Effective tax rate	29.3	30.3%	(1.1)%
     Federal income tax expense was $4.7 million and $3.4 million for the first nine months of 2007 and 2006, respectively. The effective tax rate was 29.3% and 30.3% for the nine months of 2007 and 2006, respectively. The 2007 effective tax rate was impacted by an unusually high amount of taxable income in the period caused by the retaliatory tax refund, offset by higher tax-advantaged income (municipal bond interest and dividend income, which reduce the effective tax rate).
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
     As part of the funding of the acquisition of FPIG, MIC entered into a loan agreement with MIG, by which it advanced to MIG on September 30, 2005, a loan of $10 million with a 20-year note and a fixed interest rate of 4.75%, repayable in 20 equal annual installments. MIG has no special limitations on its ability to take periodic dividends from its insurance subsidiaries except for normal dividend restrictions administered by the respective domiciliary state regulators as described above. The Group believes that the resources available to MIG will be adequate for it to meet its obligation under the note to MIC, the line of credit and its other expenses.
     On March 29, 2007, June 29, 2007, and September 28, 2007, MIG paid a quarterly shareholder dividend of $0.05 per common share. MIG began paying quarterly dividends in the second quarter of 2006. The amount of dividends paid for the nine months ending September 30, 2007 totaled $0.9 million, which amount was funded from the Group’s insurance companies, for which approval was sought and received (where necessary) from each of the insurance companies’ primary regulators.
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
     The Group adopted a stock-based incentive plan at its 2004 annual meeting of shareholders. Pursuant to that plan, Mercer Insurance Group may issue a total of 876,555 shares, which amount will increase automatically each year by 1% of the number of shares outstanding at the end of the preceding year. At September 30, 2007, the shares authorized under the plan has been increased under this provision to 1,075,870 shares. For the nine months ended September 30, 2007, the Group made no grants of restricted stock and stock options. A total of 19,400 incentive stock options and 3,000 shares of restricted stock were forfeited during the nine months ended September 30, 2007. A total of 3,000 incentive stock options granted under the plan were exercised during the nine months ended September 30, 2007.
     Total assets increased 8%, or $41.0 million, to $548.0 million at September 30, 2007, from December 31, 2006. The Company’s total investments increased by $33.6 million, or 11%, primarily due to net cash provided by operations. Premiums receivable increased $5.7 million, or 15%, primarily reflecting timing of premiums written. Reinsurance receivables increased by $5.2 million, or 6%, from December 31, 2006, primarily due to increased receivables on paid claims. Prepaid reinsurance premiums decreased by $6.4 million, or 39%, principally due to a change to certain of the Company’s reinsurance contracts for 2007, whereby fewer unearned premium reserves are ceded. Deferred policy acquisition costs increased $4.8 million, or 29%, from December 31, 2006, reflecting the increase to net unearned premium reserves. Additionally, deferred income taxes increased by $0.4 million, or 5%, primarily due to profit commissions received on reinsurance contracts that are currently taxable and increases in loss and unearned premium reserves, offset by the timing difference resulting from the increase in deferred acquisition costs.

     At September 30, 2007 total liabilities increased by $28.1 million, or 7%, from December 31, 2006, primarily as a result of the increase in losses and loss adjustment expense reserves of $20.6 million, or 8%, and the increase in unearned premiums of $10.3 million, or 13%. Other reinsurance balances decreased by $6.1 million, primarily due to changes to the Group’s reinsurance contracts in 2007.
     Stockholders’ equity increased by $12.9 million or 11% to $128.8 million at September 30, 2007 from $115.8 million at December 31, 2006. The change for the period was primarily due to $11.4 million of net income. Additionally, the Group had $0.5 million in unrealized holding gains on securities. The change in stockholders’ equity for the period also included a $0.9 million increase to additional paid-in-capital from amortization of the stock compensation plans and $0.9 in ESOP shares committed, offset by stockholder dividends of $0.9 million.
     As previously disclosed in the Group’s SEC filings, the Group paid an aggregate of $3.5 million, including accrued interest, to the New Jersey Division of Taxation (the “Division”) in retaliatory premium tax for the years 1999-2004. In conjunction with making such payments, the Group filed notices of protest with the Division with respect to the retaliatory tax imposed. The payments were made in response to notices of deficiency issued by the Division to the Group.
     Pursuant to the protests, the Group has received $4.3 million in 2007 as a reimbursement of protested payments of retaliatory tax, including accrued interest, previously made by the Group for the periods 1999-2004. The refund has been recorded, after reduction for Federal income tax, in the amount of $2.8 million in the consolidated statement of earnings, with $2.5 million recorded in the quarter ending June 30, 2007, and $0.3 million recorded in the quarter ended September 30, 2007.
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
OFF BALANCE SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS
     The Group was not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles at September 30, 2007 which would give rise to previously undisclosed market, credit or financing risk.
     The Group and its subsidiaries have no significant contractual obligations at September 30, 2007, other than its insurance obligations under its policies of insurance, trust preferred securities interest and principal, a line of credit obligation, and operating lease obligations. Projected cash disbursements pertaining to these obligations have not materially changed since December 31, 2006, and the Group expects to have the resources to pay these obligations as they come due.
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
     Credit Risk. The quality of our interest-bearing investments is generally good. Our fixed maturity securities at September 30, 2007, have an average rating of AA or better.
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
Item 4. Controls and Procedures
     Under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

MERCER INSURANCE GROUP, INC. (Registrant)
Dated: November 09, 2007	By:	/s/ Andrew R. Speaker
Andrew R. Speaker,
President and Chief Executive Officer

Dated: November 09, 2007	By:	/s/ David B. Merclean
David B. Merclean,
Senior Vice President and Chief Financial Officer