Form 10-K
period 2007-12-31
MERCER INSURANCE GROUP INC
filed 2008-03-17
CIK 1050690

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2007
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

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of the last business day of the Registrant’s most recently completed second fiscal quarter was: $130,578,507.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of March 10, 2008. Common Stock, no par value: 6,569,519 .

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

FORM 10-K

For the Year Ended December 31, 2007

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

OVERVIEW OF THE BUSINESS

MIG, through its property and casualty insurance subsidiaries, provides a wide array of property and casualty insurance products designed to meet the insurance needs of individuals in New Jersey and Pennsylvania, and small and medium-sized businesses throughout Arizona, California, Nevada, New Jersey, New York, Oregon and Pennsylvania.

The Group’s operating subsidiaries are licensed collectively in twenty two states, but are currently focused on doing business in seven states; Arizona, California, Nevada, New Jersey, New York, Pennsylvania and Oregon. MIC and MICNJ recently became licensed to write property and casualty insurance in New York, and initially will write business which supports existing accounts, with possible future expansion in other programs. FPIC holds an additional fifteen state licenses outside of the Group’s current focus area. Currently, only direct mail surety is being written in some of these states.

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

All insurance companies in the Group have been assigned a group rating of “A” (Excellent) by A.M. Best. The Group has been assigned that rating for the past 7 years. An “A” rating is the third highest rating of A.M. Best’s 16 possible rating categories.

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

We manage our business and report our operating results in three operating segments: commercial lines insurance, personal lines insurance and the investment function. Assets are not allocated to segments and are reviewed in the aggregate for decision-making purposes. Our commercial lines insurance business consists primarily of multi-peril, general liability, commercial auto, surety and related insurance coverages. Our personal lines insurance business consists primarily of homeowners (in New Jersey and Pennsylvania) and private passenger automobile (in Pennsylvania only) insurance coverages. The Group markets its products through a network of approximately 519 independent agents, of which approximately 280 are located in New Jersey and Pennsylvania, 178 in California with the balance in Arizona, Nevada and Oregon.

ACQUISITION OF FINANCIAL PACIFIC INSURANCE GROUP

On October 1, 2005, the Group acquired all the outstanding stock of FPIG for approximately $41.1 million in cash, including transaction costs. The transaction was effected through a merger of a wholly owned subsidiary of the Group into FPIG. The financial results of FPIG have been included subsequent to the date of the acquisition.

The acquisition was made using funds of the Holding Company, as well as funds advanced to the Holding Company from MIC in the form of both an extraordinary dividend as well as an intercompany loan. The Pennsylvania Insurance Department approved both the extraordinary dividend and the intercompany loan arrangement.

The acquisition has allowed the Group to continue growing its commercial lines segment, to achieve product and geographic diversification, and to achieve greater scale over time in connection with infrastructure costs such as information technology. FPIC currently writes property and casualty insurance for small and medium-sized businesses in the contractor, manufacturing, retail, services and wholesaling sectors in Arizona, California, Nevada and Oregon, and is licensed in another fifteen states outside the Group’s present focus areas. FPIC writes direct mail surety in some of those states.

OUR INSURANCE COMPANIES

Mercer Insurance Company

MIC is a Pennsylvania insurance company originally incorporated under a special act of the legislature of the State of New Jersey in 1844 as a mutual insurance company. On October 16, 1997, it filed Articles of Domestication with Pennsylvania which changed its state of domicile from New Jersey to Pennsylvania, and then subsequently changed its name to Mercer Insurance Company after the Conversion in 2003. MIC owns all of the issued and outstanding capital stock of QHC, which owns all of the issued and outstanding capital stock of MICNJ. MIC also owns 49% of the issued and outstanding stock of FHC, which owns all of the issued and outstanding capital stock of FIC. The remaining 51% of FHC is owned by the MIG.

MIC is a property and casualty insurer of primarily small and medium-sized businesses and property owners located in New Jersey and Pennsylvania. It markets commercial multi-peril and homeowners policies, as well as other liability, workers’ compensation, fire, allied, inland marine and commercial automobile insurance. MIC does not market private passenger automobile insurance in New Jersey. MIC is subject to examination and comprehensive regulation by the Pennsylvania Insurance Department. See “Business — Regulation.”

Mercer Insurance Company of New Jersey, Inc.

MICNJ is a property and casualty insurance company that was incorporated in 1981. It writes the same lines of business as MIC, with its book of business predominantly located in New Jersey. MICNJ is subject to examination and comprehensive regulation by the New Jersey Department of Banking and Insurance. See “Business — Regulation.”

Franklin Insurance Company

FIC is a stock property and casualty insurance company that was incorporated in 1997. MIC acquired 49% of FIC in 2001, with the remaining 51% acquired by MIG as part of the Conversion transaction in 2003. FIC currently offers private passenger automobile and homeowners insurance to individuals located in Pennsylvania. FIC is subject to examination and comprehensive regulation by the Pennsylvania Insurance Department. See “Business — Regulation.”

Financial Pacific Insurance Company

FPIC is a stock property and casualty company that was incorporated in California in 1986 and commenced business in 1987. The Group acquired all of the outstanding stock of FPIG, the holding company for FPIC, on October 1, 2005. FPIC is based in Rocklin, California, and writes primarily commercial package policies for small to medium-sized businesses in targeted classes. It has developed specialized underwriting and claims handling expertise in a number of classes of business, including apartments, restaurants, artisan contractors and ready-mix operators. FPIC’s business is heavily weighted toward the liability lines of business (commercial multi-peril liability, commercial auto) but also includes commercial multi-peril property, commercial auto physical damage and surety for small and medium-sized businesses. FPIC is licensed in nineteen western states, and actively writes insurance in four (Arizona, California, Nevada and Oregon). FPIC is subject to examination and comprehensive regulation by the California Department of Insurance. See “Business — Regulation.”

OUR BUSINESS STRATEGIES

The acquisition of FPIG has moved the Group closer to its goals of a higher proportion of commercial lines premiums as well as product and geographic diversity. As a west coast-based commercial writer, the addition of FPIG resulted in an expansion of our geographic scope and a meaningful line of business diversification. We will continue our efforts to pursue geographic and product line diversification in order to diminish the importance of any one line of business, class of business or territory.

Increase our commercial writings

In recent years, and including the FPIG acquisition, the Group has taken steps to increase commercial premium volume, and we will continue our focus on this goal. Growth in commercial lines reduces our personal lines exposure as a percentage of our overall exposure, which reduces the relative adverse impact that weather-related property losses can have on us. Increased commercial lines business also benefits us because we have greater flexibility in establishing rates for these lines.

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

Diversify our business geographically

As a result of the FPIG acquisition, we have achieved greater geographic diversification of our business. As of December 31, 2007, 2006 and 2005 our direct written premium was distributed as follows (note that the FPIC premium volume is included in the table beginning October 1, 2005, the date it was acquired):

	Years Ended December 31,			% of Total
	2007	2006	2005	2007	2006	2005
	(In thousands)

California	$100,202	97,628	23,130	54.7%	52.5%	25.1%
New Jersey	48,750	51,302	49,744	26.7%	27.6%	53.9%
Pennsylvania	13,259	14,274	14,555	7.2%	7.7%	15.8%
Nevada	11,670	14,235	2,450	6.4%	7.7%	2.7%
Arizona	6,134	5,031	1,413	3.4%	2.7%	1.5%
Oregon	2,758	3,107	907	1.5%	1.7%	1.0%
Other States	134	168	41	0.1%	0.1%	0.0%

Total	$182,907	185,745	92,240	100.0%	100.0%	100.0%

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

Reduce our ratio of expenses to net premiums earned

We are committed to improving our profitability by reducing expenses through the use of enhanced technology, by increasing our net premium revenue through the strategic deployment of our capital and by prudently deploying our workforce to build efficiencies in our processes.

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

A decrease in reinsurance would result in a decrease in ceded premiums and a corresponding increase in net premium revenue, but would also increase our potential losses from underwriting. See “Business — Reinsurance” for a description of our reinsurance program.

COMMERCIAL LINES PRODUCTS

The following table sets forth the direct premiums written, net premiums earned, net loss ratios, expense ratios and combined ratios of our commercial lines products on a consolidated basis for the periods indicated. In 2007, the Group evaluated its methodology for allocating costs to its lines of business and adopted changes to such methodology in order to more accurately reflect the allocation of joint costs. This resulted in allocating less joint cost to the personal lines of business and more joint cost to the commercial lines of business, but with no net change in cost allocated to personal lines and commercial lines in the aggregate. Related 2006 and 2005 amounts have been reclassified to reflect this change in allocation methodology:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Direct Premiums Written:
Commercial multi-peril	$116,622	$118,030	$44,369
Commercial automobile	28,232	25,807	7,955
Other liability	4,251	6,246	7,822
Workers’ compensation	4,959	4,697	4,642
Surety	4,987	5,388	1,924
Fire, allied, inland marine	979	1,424	1,003

Total	$160,030	$161,592	$67,715

Net Premiums Earned:
Commercial multi-peril	$90,088	$80,952	$30,106
Commercial automobile	22,551	17,944	5,862
Other liability	2,387	5,710	8,239
Workers’ compensation	5,501	6,001	6,016
Surety	4,428	4,381	1,197
Fire, allied, inland marine	472	473	859

Total	$125,427	$115,461	$52,279

Net Loss Ratios:
Commercial multi-peril	55.6%	66.1%	73.2%
Commercial automobile	61.2	68.3	48.5
Other liability	315.3	34.0	33.6
Workers’ compensation	51.4	61.8	43.2
Surety	41.5	40.0	15.9
Fire, allied, inland marine	46.9	74.7	6.7

Total	60.8%	63.7%	58.3%

Expense Ratio:
Commercial multi-peril	34.2%	34.3%	34.8%
Commercial automobile	38.5	30.4	30.8
Other liability	36.1	38.2	49.1
Workers’ compensation	19.8	22.3	31.1
Surety	34.4	18.3	(16.9)
Fire, allied, inland marine	46.7	55.4	50.2

Total	34.4%	32.8%	35.2%

Combined Ratios(1):
Commercial multi-peril	89.8%	100.4%	108.0%
Commercial automobile	99.7	98.7	79.3
Other liability	351.4	72.2	82.7
Workers’ compensation	71.2	84.1	74.3
Surety	75.9	58.3	(1.0)
Fire, allied, inland marine	93.6	130.1	56.9

Total	95.2%	96.5%	93.5%

(1)	A combined ratio over 100% means that an insurer’s underwriting operations are not profitable.

Commercial Multi-Peril

We write a number of multi-peril policies providing property and liability coverage. Various risk classes are written on this policy.

We offer a business owners policy that provides property and liability coverages to small businesses. This product is marketed to several distinct groups: (i) apartment building owners; (ii) condominium associations; (iii) business owners who lease their buildings to tenants; (iv) mercantile business owners, such as florists, delicatessens, and beauty parlors; and (v) offices with owner and tenant occupancies. We expect to introduce this product in our California territory within the next two years.

We offer in New Jersey and Pennsylvania a specialized multi-peril policy specifically designed for religious institutions. This enhanced product offers directors and officers coverage, religious counseling coverage and equipment breakdown coverage (through a reinsurance arrangement). Coverage for child care centers and schools is also available. We offer versions of this product to individual religious institutions as well as to denomination groups who seek coverage for participating member institutions. This product is also available in New York on a limited basis.

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

Commercial Automobile

This product is designed to cover primarily trucks used in business, as well as company-owned private passenger type vehicles. Other specialty classes such as church vans, funeral director vehicles and farm labor buses can also be covered. The policy is marketed as a companion offering to our business owners, commercial multi-peril, religious institution, commercial property or general liability policies.

We also write heavy and extra heavy trucks through our refuse hauler, aggregate hauler and ready-mix programs offered principally in the western states.

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

Workers’ Compensation

We typically write workers’ compensation policies in conjunction with an otherwise eligible business owners, commercial multi-peril, religious institution, commercial property or general liability policy. As of December 31, 2007, most of our workers’ compensation insureds have other policies with us. Workers’ compensation is written principally in New Jersey and Pennsylvania, with availability in New York on a limited basis.

Surety

The Group, through FPIC, writes a mix of contract and subdivision bonds as well as miscellaneous license and permit bonds in our western states. Our bonds are distributed through both our independent agents as well as a direct marketing effort that includes on-line sales via our web-site Bondnow.com.

Fire, Allied Lines and Inland Marine

Fire and allied lines insurance generally covers fire, lightning and extended perils. Inland marine coverage insures merchandise or cargo in transit and business and personal property. We offer these coverages for property exposures in cases where we are not insuring the companion liability exposures. Generally, the rates charged on these policies are higher than those for the same property exposures written on a multi-peril or business owners policy.

PERSONAL LINES PRODUCTS

The following table sets forth the direct premiums written, net premiums earned, net loss ratios, expense ratios and combined ratios of our personal lines products on a consolidated basis for the periods indicated. In 2007, the Group evaluated its methodology for allocating costs to its lines of business and adopted changes to such methodology in order to more accurately reflect the allocation of joint costs. This resulted in allocating less joint cost to the personal lines of business and more joint cost to the commercial lines of business, but with no net change in cost allocated to personal lines and commercial lines in the aggregate. Related 2006 and 2005 amounts have been reclassified to reflect this change in allocation methodology:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Direct Premiums Written:
Homeowners	$14,675	$15,149	$14,950
Personal automobile	5,822	6,578	7,057
Fire, allied, inland marine	1,967	1,983	2,037
Other liability	380	409	442
Workers’ compensation	33	34	39

Total	$22,877	$24,153	$24,525

Net Premiums Earned:
Homeowners	$13,005	$13,196	$12,954
Personal automobile	5,797	6,415	6,908
Fire, allied, inland marine	2,049	2,228	2,140
Other liability	369	341	443
Workers’ compensation	28	32	36

Total	$21,248	$22,212	$22,481

Net Loss Ratios:
Homeowners	73.8%	65.2%	53.1%
Personal automobile	69.2	71.6	66.6
Fire, allied, inland marine	44.1	26.0	27.9
Other liability	101.5	109.2	175.4
Workers’ compensation	16.8	60.8	141.0

Total	70.1%	63.8%	57.4%

Expense Ratio:
Homeowners	27.7%	40.3%	44.4%
Personal automobile	34.1	29.3	33.8
Fire, allied, inland marine	22.9	33.4	39.5
Other liability	18.1	44.6	45.4
Workers’ compensation	10.6	22.4	25.3

Total	28.8%	36.5%	40.7%

Combined Ratios(1):
Homeowners	101.5%	105.5%	97.5%
Personal automobile	103.3	100.9	100.4
Fire, allied, inland marine	67.0	59.4	67.4
Other liability	119.6	153.8	220.8
Workers’ compensation	27.4	83.2	166.3

Total	98.9%	100.3%	98.1%

(1)	A combined ratio over 100% means that an insurer’s underwriting operations are not profitable.

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

Combination Dwelling Policy

Our combination dwelling product is a flexible, multi-line package of insurance coverages. It is targeted to be written on an owner or tenant occupied dwelling of no more than two families. The dwelling policy combines property and liability insurance but also may be written on a monoline basis. The property portion is considered a fire, allied lines and inland marine policy, and the liability portion is considered an other liability policy. This product is available in both New Jersey and Pennsylvania.

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

MARKETING

We market our insurance products exclusively through independent producers, with the exception of a relatively small amount of business within our surety book of business marketed online and by direct mail. All of these producers represent multiple carriers and are established businesses in the communities in which they operate. They generally market and write the full range of our insurance companies’ products. We consider our relationships with our producers to be good. For the year ending December 31, 2007 and 2006, there were no agents in the Group that individually produced greater than 5% of the Group’s direct written premiums. For the year ending December 31, 2005, approximately 17% of the Group’s direct premiums written were produced by two agents.

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

UNDERWRITING

Our insurance companies write their personal and commercial lines by evaluating each risk with consistently applied standards. We maintain information on all aspects of our business that is regularly reviewed to determine product line profitability. We also employ a staff of underwriters, who specialize in either personal or commercial lines, and have experience as underwriters in their specialized areas. Specific information is monitored with regard to individual insureds to assist us in making decisions about policy renewals or modifications. New property risks are frequently inspected to insure they are as desirable as suggested by the application process.

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

CLAIMS

Claims on insurance policies are received directly from the insured or through our independent producers. Claims are then assigned to either an in-house adjuster or an independent adjuster, depending upon the size and complexity of the claim. The adjuster investigates and settles the claim. Our trend is to manage an increasing higher proportion of our claims internally without the use of independent adjusters where scale permits. The Group also has a contingency plan for adjusting and processing claims resulting from a natural catastrophe.

Claims settlement authority levels are established for each claims adjuster based upon his or her level of experience. Multi-line teams exist to handle all claims. The claims department is responsible for reviewing all claims, obtaining necessary documentation, estimating the loss reserves and resolving the claims.

We attempt to minimize claims and related legal costs by encouraging the use of alternative dispute resolution procedures. Litigated claims are assigned to outside counsel for many types of claims, however most litigated claims files handled in our western state operations are managed by in-house attorneys who have specialized training relating to construction liability issues and other casualty risks. We believe this arrangement reduces dramatically the cost of managing these types of claims, as the use of in-house attorneys dramatically reduces the cost of defense work.

TECHNOLOGY

The Group seeks to transact much of its business using technology wherever possible and, in recent years, has made significant investments in information technology platforms, integrated systems and internet-based applications.

The Group is in the process of phasing out legacy systems, primarily those acquired with FPIG, and consolidating onto one core transactional system. As part of this process, the Group is implementing a “data warehouse” to house the Group’s legacy data in one technical platform as well as establish an Executive Dashboard with “drill down” capability. This will streamline and simplify management reporting.

The focus of our ongoing information technology effort is:

•	to streamline how our producers’ transact business with us;

•	to continue to evolve our internal processes to allow for more efficient operations;

•	to enable our producers to efficiently provide their clients with a high level of service;

•	to enhance agency online inquiry capabilities; and

•	to provide agencies with on-line reporting.

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

Reinsurance can be facultative reinsurance or treaty reinsurance. Under facultative reinsurance, each policy or portion of a policy is reinsured individually. Under treaty reinsurance, an agreed-upon portion of a class of business is automatically reinsured. Reinsurance also can be classified as quota share reinsurance, pro-rata reinsurance or excess of loss reinsurance. Under quota share reinsurance and pro-rata reinsurance, the ceding company cedes a percentage of its insurance liability to the reinsurer in exchange for a like percentage of premiums less a ceding commission. The ceding company in turn recovers from the reinsurer the reinsurer’s share of all losses and loss adjustment expenses incurred on those risks. Under excess reinsurance, an insurer limits its liability to all or a particular portion of the amount in excess of a predetermined deductible or retention. Regardless of type, reinsurance does not legally discharge the ceding insurer from primary liability for the full amount due under the reinsured policies. However, the assuming reinsurer is obligated to reimburse the ceding company to the extent of the coverage ceded.

The amount and scope of reinsurance coverage we purchase each year is determined based on a number of factors. These factors include the evaluation of the risks accepted, consultations with reinsurance representatives and a review of market conditions, including the availability and pricing of reinsurance. Reinsurance arrangements are placed with non-affiliated reinsurers, and are generally renegotiated annually. For the year ended December 31, 2007, our insurance companies ceded to reinsurers $24.6 million of written premiums, compared to $42.3 million of written premiums for the year ended December 31, 2006, and $19.8 million for the year ended December 31, 2005. The decrease in 2007 from 2006 relates primarily to the increase in underlying retention in 2007 and related decrease in ceding rates. The increase in 2006 from 2005 relates largely to the inclusion of the reinsurance premiums ceded by FPIC, which was acquired by the Group on October 1, 2005.

The largest exposure retained in 2007 on any one individual property risk was $750,000 ($500,000 for 2006 and 2005). Individual property risks in excess of these amounts are covered on an excess of loss basis pursuant to various reinsurance treaties. All property lines of business, including commercial automobile physical damage, are reinsured under the same treaties.

Except for umbrella liability, individual casualty risks that are in excess of $750,000 (excess of $500,000 in 2006 and 2005) are covered on an excess of loss basis up to $1.0 million per occurrence. Casualty losses in excess of $1.0 million arising from workers’ compensation claims are reinsured up to $10.0 million per occurrence per insured. Umbrella liability losses (except for policies issued by FPIC) are reinsured on a 75% quota share basis up to $1.0 million and a 100% quota share basis in excess of $1.0 million. FPIC’s umbrella program is 100% reinsured.

For the surety line of business, written exclusively by FPIC, the Group maintains an excess of loss contract under which it retains the first $500,000 and 10% of the next $3.0 million resulting in a maximum retention of $800,000 per principal.

Catastrophic reinsurance protects the ceding insurer from significant aggregate loss exposure. Catastrophic events include windstorms, hail, tornadoes, hurricanes, earthquakes, riots, blizzards, terrorist activities and freezing temperatures. We purchase layers of excess treaty reinsurance for catastrophic property losses. We reinsure 100% of losses per occurrence in excess of $5.0 million ($2.0 million for 2006 and 2005), up to a maximum of $55.0 million ($32.0 million for 2006 and 2005).

The Group also carries coverage for acts of terrorism of $10.0 million excess of $3.0 million (excess of $2.0 million for 2006 and 2005). This coverage does not apply to nuclear, chemical or biological events.

Prior to 2007, FPIC had a separate reinsurance program from the other insurance companies in the Group, which was largely a continuation of the program it had in place immediately prior to its acquisition by the Group. Commercial multi-peril property and auto physical damage coverage was reinsured, through a $1,650,000 excess of $350,000 excess of loss contract. Excess of $2.0 million, FPIC had a semi-automatic facultative agreement, which provided $8.0 million of coverage. On casualty business FPIC maintained two reinsurance layers, $250,000 excess of $250,000, and $500,000 excess of $500,000, respectively, for commercial multiple peril liability and commercial automobile liability with a syndicate of reinsurers. The maximum exposure on any one casualty risk was $250,000. Excess of $1.0 million, there was a semi-automatic facultative agreement, which provided $5.0 million of coverage.

The reinsurance program renewed for 2007 with a number of changes focused on taking advantage of the Group’s capital position by reducing the level of ceded premium and retaining more of the business it writes. Effective January 1, 2007, the Group increased its retention to $750,000 on the casualty, property and workers’ compensation lines of business. Additionally, the Group strengthened the credit quality of its reinsurers by replacing the various syndicates of reinsurers on its primary treaties (i.e., treaties covering risk limits less than $1.0 million on casualty lines, less than $5.0 million on property lines and less than $10 million on workers’ compensation) with a single reinsurer, General Reinsurance Corporation, rated A++ (Superior) by A.M. Best, their highest rating.

Effective January 1, 2008, the Group renewed its reinsurance coverages with the following changes. The retention on any individual property or casualty risk was increased to $850,000 from $750,000. Pollution coverage written by FPIC will now be fully retained with a standard sub-limit of $150,000 (and up to $300,000 on an exception basis). Prior to 2008, FPIC reinsured 100% of its pollution coverage which in 2007 represented $1.8 million of ceded written premium. The Group also purchased an additional $1.0 million of surety coverage

(subject to a 10% retention) which results in an increased reinsurance coverage to $4.5 million from $3.5 million per principal and a maximum retention of $900,000 per principal as compared to the previous $800,000.

In conjunction with the renewal of the reinsurance program for both 2008 and 2007, the prior year reinsurance treaties were terminated on a run-off basis, which requires that for policies in force as of December 31, 2007 and 2006, respectively, these reinsurance agreements continue to cover losses occurring on these policies in the future. Therefore, the Group will continue to remit premiums to and collect reinsurance recoverables from the reinsurers on these prior year treaties as the underlying business runs off.

As of January 1, 2006, FPIC terminated its 2005 property quota share and casualty excess of loss reinsurance contracts on a cut-off basis and restructured its reinsurance program to the structure described above. The restructuring also included the assumption of ceded unearned premium by FPIC from the 2005 property quota share and casualty excess of loss agreements. These assumed premiums were then ceded into the respective 2006 treaties, which due to the reduced ceding rates, resulted in a $5.6 million increase in net written and earned premium for the year ending December 31, 2006.

During the third quarter of 2006, the Group commuted all reinsurance agreements with Alea North America Insurance Company (Alea). These reinsurance agreements included participation in the property quota share and casualty excess of loss treaties. As a result of the commutation the Group received a cash payment of $4.5 million, and recorded a pre-tax net loss on commutation of $160,000.

Prior to 2007, some of the Group’s reinsurance treaties (primarily FPIC treaties) have included provisions that establish minimum and maximum cessions and allow limited participation in the profit of the ceded business. Generally, the Group shares on a limited basis in the profitability through contingent ceding commissions. Exposure to the loss experience is contractually defined at minimum and maximum levels, and the terms of such contracts are fixed at inception. Since estimating the emergence of claims to the applicable reinsurance layers is subject to significant uncertainty, the net amounts that will ultimately be realized may vary significantly from the estimated amounts presented in the Group’s results of operations.

The insolvency or inability of any reinsurer to meet its obligations to us could have a material adverse effect on our results of operations or financial condition. As of December 31, 2007, the Group’s five largest reinsurers based on percentage of ceded premiums are set forth in the following table:

		Percentage
		of Ceded	A.M. Best
Name		Premiums	Rating

1.	General Reinsurance Corporation	37%	A++
2.	Berkley Insurance Company	27%	A+
3.	Munich Reinsurance America, Inc.	8%	A+
4.	Greenwich Insurance Company	7%	A
5.	Hartford Steam Boiler Inspection and Insurance Company	5%	A++

The following table sets forth the five largest amounts of loss and loss expenses recoverable from reinsurers on unpaid claims as of December 31, 2007.

		Loss and
		Loss Expenses
		Recoverable on	A.M. Best
Name		Unpaid Claims	Rating
		(In thousands)

1.	Berkley Insurance Company	$22,030	A+
2.	Partner Reinsurance Company of the U.S.	21,143	A+
3.	QBE Reinsurance Corporation	11,276	A
4.	Continental Casualty Company	6,535	A
5.	General Reinsurance Corporation	5,931	A++

The A++, A+ and A ratings are the top three highest of A.M. Best’s 16 ratings. According to A.M. Best, companies with a rating of “A++” or “A+” are rated “Superior”, with “...a superior ability to meet their ongoing obligations to policyholders.” Companies with a rating of “A” are rated “Excellent”, with “...an excellent ability to meet their ongoing obligations to policyholders.”

Reinsurance Assumed

We generally do not assume risks from other insurance companies. However, we are required by statute to participate in certain residual market pools. This participation requires us to assume business for workers’ compensation and for property exposures that are not insured in the voluntary marketplace. We participate in these residual markets pro rata on a market share basis, and as of December 31, 2007, our participation is not material. For the years ended December 31, 2007, 2006 and 2005, our insurance companies assumed $1.4 million, $2.4 million and $2.9 million of written premiums, respectively.

INTERCOMPANY AGREEMENTS

Our insurance companies are parties to a Reinsurance Pooling Agreement. Under this agreement, all premiums, losses and underwriting expenses of our insurance companies are combined and subsequently shared based on each individual company’s statutory surplus from the most recently filed statutory annual statement. The Pool has no impact on our consolidated results. FPIC joined the Group’s Pool on January 1, 2006. In connection with its participation in the Pool, FPIC transferred approximately $54 million in assets to the other companies in the Pool to recognize their assumption of a portion of its loss and loss adjustment expense and unearned premium reserves.

The Group’s insurance subsidiaries are parties to a Services Allocation Agreement. Pursuant to this agreement, any and all employees of the Group were transferred to, and became employees of, BICUS, a wholly owned subsidiary of MIC. BICUS has agreed to perform all necessary functions and services required by the subsidiaries of the Group in conducting their respective operations. In turn, the subsidiaries of the Group have agreed to reimburse BICUS for its costs and expenses incurred in rendering such functions and services in an amount determined by the parties. The Services Allocation Agreement has no impact on our consolidated results.

The Group and its subsidiaries are parties to a consolidated Tax Allocation Agreement that allocates to each company a pro rata share of the consolidated income tax expense based upon its contribution of taxable income to the consolidated group. The Tax Allocation Agreement has no impact on our consolidated results.

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

The following table provides a reconciliation of beginning and ending consolidated loss and LAE reserve balances of the Group for the years ended December 31, 2007, 2006 and 2005, prepared in accordance with U.S. generally accepted accounting principles.

RECONCILIATION OF RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

	2007	2006	2005
	(In thousands)

Reserves for losses and loss adjustment expenses at the beginning of period	$250,455	211,679	36,028
Less: Reinsurance recoverable and receivables	(85,933)	(78,744)	(3,063)

Net reserves for losses and loss adjustment expenses at beginning of period	164,522	132,935	32,965
Reserves acquired in subsidiary acquisition, net	—	—	91,894

Net balance, as adjusted	164,522	132,935	124,859
Add: Provision for losses and loss adjustment expenses for claims occurring in:
Current year	83,015	79,275	43,921
Prior years	8,171	8,422	(537)

Total incurred	91,186	87,697	43,384

Less: Loss and loss adjustment expenses payments for claims occurring in:
Current year	22,589	23,284	20,729
Prior years	41,102	32,826	14,579

Total paid	63,691	56,110	35,308

Net balance, December 31	192,017	164,522	132,935
Plus reinsurance recoverable on unpaid losses and loss expenses at end of period	82,382	85,933	78,744

Reserves for losses and loss adjustment expenses at end of period	$274,399	250,455	211,679

As a result of changes in estimates of insured events in prior years, the liabilities for losses and loss adjustment expenses increased by $8.2 million and $8.4 million in 2007 and 2006, respectively, and decreased by $0.5 million in 2005.

The following table presents the increase (decrease) in the liability for unpaid losses and loss adjustment expenses attributable to insured events of prior years incurred in the year ended December 31, 2007 by line of business. Amounts shown in the 2005 column of the table include all 2005 and prior accident year development for FPIC, which was acquired on October 1, 2005, and accounted for as a purchase business combination.

		Year Ended December 31,
				2004
	Total	2006	2005	and Prior
		(In thousands)

Commercial multi-peril	$5,911	$(1,792)	$7,655	$48
Commercial automobile	(2,504)	(1,786)	(749)	31
Other liability	4,388	1,068	1,155	2,165
Workers’ compensation	(787)	153	(184)	(756)
Homeowners	1,220	377	270	573
Personal automobile	101	(197)	212	86
Other lines	(158)	(33)	27	(152)

Net prior year development	$8,171	$(2,210)	$8,386	$1,995

Each quarter, we compute our estimated ultimate liability using actuarial principles and procedures applicable to the lines of business written. The establishment of loss and loss adjustment expense reserves is an inherently uncertain process and reserve uncertainty stems from a variety of sources. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustment is made. A discussion of factors contributing to an increase (decrease) in the liability for unpaid losses and loss adjustment expenses for the Group’s three major lines of business, representing 88% of net loss and loss adjustment reserves at December 31, 2007, follows:

Commercial multi-peril

With $140.0 million of recorded reserves, net of reinsurance, at December 31, 2007, commercial multi-peril is the line of business that carries the largest net loss and loss adjustment expense reserves, representing 73% of the Group’s total carried net loss and loss adjustment expense reserves at December 31, 2007. As a result of changes in estimates of insured events in prior years, the liabilities for prior year losses and loss adjustment expenses for the commercial multi-peril line of business increased by $5.9 million in 2007. The majority of this development relates to loss adjustment reserves for 2005 and prior accident years of our West coast operations.

The strengthening of net loss and loss adjustment expense reserves in the commercial multi-peril line reflects refinement in the assumptions and techniques supporting the reserve estimates, primarily on the contractor liability book of business. Contractor liability claims, particularly construction defect claims, are long-tailed in nature and develop over a period of ten to twelve years, based on the related statute of limitations. The increase in our estimates of insured events of prior years relates primarily to a higher than expected level of claims being reported in 2007 for such prior years. Actuarial methods are used to predict future development which is assumed to follow an expected pattern that is supported by historical data and industry trends. This line of business and related reserving assumptions are inherently uncertain and several factors, including newly observed trends, taken into consideration in the actuarial analysis can cause volatility in the determination of net ultimate losses.

Commercial automobile

With $16.6 million of recorded reserves, net of reinsurance, at December 31, 2007, commercial automobile is the Group’s second largest reserved line of business, representing 9% of the Group’s total carried net loss and loss adjustment expense reserves at December 31, 2007. As a result of changes in estimates of insured events in prior years, the liabilities for losses and loss adjustment expenses for the commercial automobile line of business decreased by $2.5 million in 2007. The development of net ultimate losses on the commercial automobile line of business was better than expected in 2007 for the more recent accident years, primarily as a result of a reduction in claims frequency and a lower than expected incurred losses in the West coast business.

Other liability

With $12.4 million of recorded reserves, net of reinsurance, at December 31, 2007, other liability is the Group’s third largest reserved line of business, representing 6% of the Group’s total carried net loss and loss adjustment expense reserves at December 31, 2007. As a result of changes in estimates of insured events in prior years, the liabilities for losses and loss adjustment expenses for the other liability line of business increased by $4.4 million in 2007. The development of net ultimate losses on the other liability line of business was primarily the result of increases in loss reserves and litigation expense on larger East coast claims in the process of settlement.

The following tables show the development of our consolidated reserves for unpaid losses and LAE from 1997 through 2007 determined under U.S. generally accepted accounting principles (GAAP). The top line of each table shows the liabilities, net of reinsurance, at the balance sheet date, including losses incurred but not yet reported. The upper portion of each table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The lower portion of each table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. A redundancy exists when the re-estimated liability at each December 31 is less than the prior liability estimate. Similarly, a deficiency exists when the re-estimated liability at each December 31 is greater than the prior liability estimate. The “cumulative redundancy” depicted in the tables, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

Amounts shown in the 2005 column of the table include all 2005 and prior accident year development for FPIC, which was acquired on October 1, 2005, and accounted for as a purchase business combination.

	Year Ended December 31,
	1997	1998	1999	2000	2001	2002
	(In thousands)

Liability for unpaid losses and LAE net of reinsurance recoverable	$19,851	$22,565	$23,643	$24,091	$25,634	$27,198
Cumulative amount of liability paid through:
One year later	4,536	5,525	5,842	5,726	7,376	8,840
Two years later	7,537	8,655	8,627	9,428	11,850	15,442
Three years later	9,738	10,605	11,237	12,142	15,610	19,947
Four years later	10,975	11,893	12,726	14,139	18,493	23,126
Five years later	11,550	12,554	13,613	15,750	20,123	24,156
Six years later	11,816	13,034	14,865	16,628	20,726
Seven years later	12,118	13,888	15,702	17,210
Eight years later	12,610	14,600	16,254
Nine years later	12,939	15,003
Ten years later	13,229
Liability estimated as of:
One year later	17,874	19,909	19,689	20,810	23,490	26,601
Two years later	16,440	17,478	18,506	19,539	22,084	26,924
Three years later	14,711	16,625	17,484	17,745	22,522	26,681
Four years later	14,204	15,826	16,167	18,050	22,047	26,507
Five years later	13,913	14,762	16,200	17,751	21,817	26,458
Six years later	13,273	14,955	16,604	17,934	22,014
Seven years later	13,462	15,329	16,791	18,153
Eight years later	13,463	15,523	16,919
Nine years later	13,703	15,560
Ten years later	13,719

Cumulative total redundancy (deficiency), net	$6,132	$7,005	$6,724	$5,938	$3,620	$740

Gross liability — end of year	31,872	30,948	29,471	28,766	31,059	31,348
Reinsurance recoverable — end of year	12,021	8,383	5,828	4,675	5,425	4,150

Net liability — end of year	$19,851	$22,565	$23,643	$24,091	$25,634	$27,198

Gross re-estimated liability — latest	21,889	20,973	21,868	22,585	27,062	31,359
Re-estimated reinsurance recoverable — latest	8,170	5,413	4,949	4,432	5,048	4,901

Net re-estimated liability — latest	$13,719	$15,560	$16,919	$18,153	$22,014	$26,458

Cumulative total redundancy (deficiency), gross	$9,983	$9,975	$7,603	$6,181	$3,997	$(11)

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(In thousands)

Liability for unpaid losses and LAE net of reinsurance recoverable	$32,225	$32,965	$132,935	$164,522	$192,017
Cumulative amount of liability paid through:
One year later	12,772	14,580	32,826	41,102	—
Two years later	20,624	23,011	62,178
Three years later	26,610	29,177
Four years later	29,309
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Ten years later
Liability estimated as of:
One year later	31,339	32,427	141,357	172,693	—
Two years later	32,392	35,323	151,741
Three years later	32,763	37,330
Four years later	33,228
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Ten years later

Cumulative total redundancy (deficiency), net	$(1,003)	$(4,365)	$(18,806)	$(8,171)	$—

Gross liability — end of year	37,261	36,028	211,679	250,455	274,399
Reinsurance recoverable — end of year	5,036	3,063	78,744	85,933	82,382

Net liability — end of year	$32,225	$32,965	$132,935	$164,522	$192,017

Gross re-estimated liability — latest	39,488	44,295	235,663	258,828
Re-estimated reinsurance recoverable — latest	6,260	6,965	83,922	86,135

Net re-estimated liability — latest	$33,228	$37,330	$151,741	$172,693

Cumulative total redundancy (deficiency), gross	$(2,227)	$(8,267)	$(23,984)	$(8,373)

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

The following table sets forth consolidated information concerning our investments.

	At December 31, 2007		At December 31, 2006		At December 31, 2005
	Cost(2)	Fair Value	Cost(2)	Fair Value	Cost(2)	Fair Value
	(In thousands)

Fixed income securities(1):
United States government and government agencies(3)	$83,016	$83,715	$75,683	$74,981	$75,864	$75,001
Obligations of states and political subdivisions	142,873	144,026	116,361	116,298	80,728	80,278
Industrial and miscellaneous	65,109	65,208	53,298	52,717	55,326	54,732
Mortgage-backed securities	30,980	31,289	29,427	29,458	19,273	19,118

Total fixed income securities	321,978	324,238	274,769	273,454	231,191	229,129
Equity securities	12,500	17,930	10,940	16,522	8,599	14,981
Short-term investments	—	—	7,692	7,692	4,289	4,289

Total	$334,478	$342,168	$293,401	$297,668	$244,079	$248,399

(1)	In our consolidated financial statements, investments are carried at fair value.

(2)	Original cost of equity securities; original cost of fixed income securities adjusted for amortization of premium and accretion of discount.

(3)	Includes approximately $56,142, $48,840 and $24,796 (cost) and $56,637, $48,548 and $24,446 (estimated fair value) of mortgage-backed securities backed by the U.S. government and government agencies as of December 31, 2007, 2006 and 2005, respectively.

The table below contains consolidated information concerning the investment ratings of our fixed maturity investments at December 31, 2007.

	Amortized
Type/Ratings of Investment(1)(2)	Cost	Fair Value	Percentages(3)
	(Dollars in thousands)

U.S. government and agencies	$83,016	$83,715	25.8%
AAA	155,041	156,466	48.3%
AA	35,969	36,043	11.1%
A	46,508	46,576	14.4%
BBB	1,055	1,057	0.3%
BB	389	381	0.1%

Total	$321,978	$324,238	100.0%

(1)	The ratings set forth in this table are based on the ratings assigned by Standard & Poor’s Corporation (S&P). If S&P’s ratings were unavailable, the equivalent ratings supplied by Moody’s Investors Services, Inc., Fitch Investors Service, Inc. or the NAIC were used where available.

(2)	The ratings shown above include, where applicable, credit enhancement by monoline bond insurers (see Item 7A for discussion of credit enhancement)

(3)	Represents the fair value of the classification as a percentage of the total fair value of the portfolio.

The table below sets forth the maturity profile of our consolidated fixed maturity investments as of December 31, 2007 (note that mortgage-backed securities in the below table include securities backed by the U.S. government and agencies):

	Amortized
Maturity	Cost(1)	Fair Value	Percentages(2)
	(Dollars in thousands)

1 year or less	$13,210	$13,217	4.1%
More than 1 year through 5 years	83,197	83,572	25.8%
More than 5 years through 10 years	88,870	89,551	27.6%
More than 10 years	49,579	49,972	15.4%
Mortgage-backed securities	87,122	87,926	27.1%

Total	$321,978	$324,238	100.0%

(1)	Fixed maturities are carried at fair value in our consolidated financial statements.

(2)	Represents the fair value of the classification as a percentage of the total fair value of the portfolio.

As of December 31, 2007, the average maturity of our fixed income investment portfolio (excluding mortgage-backed securities) was 5.9 years and the average duration was 3.5 years. Our fixed maturity investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, corporate bonds and mortgage-backed securities, most of which are exposed to changes in prevailing interest rates. We carry these investments as available for sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and board of directors and consultation with our financial advisor.

Our consolidated average cash and invested assets, net investment income and return on average cash and invested assets for the years ended December 31, 2007, 2006 and 2005 were as follows:

	Year Ended December 31,
	2007(1)	2006	2005
	(Dollars in thousands)

Average cash and invested assets	$332,580	$294,358	$155,800
Net investment income(1)	13,053	10,070	4,467
Return on average cash and invested assets	3.9%	3.4%	2.9%

(1)	Net investment income for 2007 includes $720,000 non-recurring investment income from the retaliatory tax refund.

We have one non-traded equity security, a non-voting common stock in Excess Reinsurance Company, which is carried at $0.8 million and $0.9 million as of December 31, 2007 and 2006, respectively. Excess Reinsurance Company paid a special dividend to the Group in 2007, 2006 and 2005 in the amount of $1,000, $228,000 and $183,000, respectively. Its fair value is based on the estimated selling price of the company based on current offers, which is lower than statutory book value. Other non-traded securities, which are not material in the aggregate, are carried at cost.

A.M. BEST RATING

A.M. Best rates insurance companies based on factors of concern to policyholders. All companies in the Group, including FPIC effective January 1, 2006, participate in the intercompany pooling agreement (see “Intercompany Agreements” above) and have been assigned a group rating of “A” (Excellent) by A.M. Best.

The Group has been assigned that rating for the past 7 years. An “A” rating is the third highest of A.M. Best’s 16 possible rating categories.

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

Our policy is to maintain disciplined underwriting during soft markets, declining business which is inadequately priced for its level of risk. The market has become very highly competitive, with increasing competition being seen in virtually all classes of commercial and personal accounts. This affects our new business opportunities for us, creates more challenging renewals, which can adversely impact premium revenue levels for the Group. We continue to focus on long-term profitability rather than short-term revenue. We also continue to work with our agents to target classes of business and accounts compatible with our underwriting appetite, which includes certain types of religious institutions risks, contracting risks, small business risks and property risks.

Many of our competitors offer internet-based quoting and/or policy issuance systems to their producers. In response to this improvement in marketplace technology, we are developing information system applications to create an automated process for acceptance and rejection of accounts through an internet-based rating system.

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

Financial Examinations

Financial examinations are conducted by the Pennsylvania Insurance Department, the California Department of Insurance, and the New Jersey Department of Banking and Insurance every three to five years. The Pennsylvania Insurance Department’s last examination of MIC was as of December 31, 2004. Their last examination of FIC was as of December 31, 2004. The New Jersey Department of Banking and Insurance’s last examination of MICNJ was as of December 31, 2004. The last examination of FPIC by the California Department of Insurance was as of December 31, 2003.

These examinations did not result in any adjustments to the financial position of any of our insurance companies. In addition, there were no substantive qualitative matters indicated in the examination reports that had a material adverse impact on the operations of our insurance companies.

NAIC Risk-Based Capital Requirements

In 1990, the NAIC began an accreditation program to ensure that states have adequate procedures in place for effective insurance regulation, especially with respect to financial solvency. The accreditation program requires that a state meet specific minimum standards in over five regulatory areas to be considered for accreditation. The accreditation program is an ongoing process and once accredited, a state must enact any new or modified standards approved by the NAIC within two years following adoption. As of December 31, 2007, Pennsylvania, New Jersey, and California, the states in which our insurance company subsidiaries are domiciled, were accredited.

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

State insurance laws and regulations require us to participate in mandatory property-liability “shared market,” “pooling” or similar arrangements that provide certain types of insurance coverage to individuals or others who otherwise are unable to purchase coverage voluntarily provided by private insurers. Shared market mechanisms include assigned risk plans; fair access to insurance requirements or “FAIR” plans; and reinsurance facilities, such as the New Jersey Unsatisfied Claim and Judgment Fund. In addition, some states require insurers to participate in reinsurance pools for claims that exceed specified amounts. Our participation in these mandatory shared market or pooling mechanisms generally is related to the amounts of our direct writings for the type of coverage written by the specific arrangement in the applicable state. For the three years ended December 31, 2007, 2006 and 2005, we received earned premium from these arrangements in the amounts of $1,801,000, $2,539,000, and $2,696,000, respectively, and incurred losses and loss adjustment expenses from these arrangements in the amounts of $1,185,000, $3,908,000, and $2,249,000, respectively. Because we do not have a significant amount of direct writings in the coverages written under these arrangements, we do not anticipate that these arrangements will have a material effect on us in the future. However, we cannot predict the financial impact of our participation in any shared market or pooling mechanisms that may be implemented in the future by the states in which we do business.

Guaranty Fund Laws

All states have guaranty fund laws under which insurers doing business in the state can be assessed to fund policyholder liabilities of insolvent insurance companies. The states in which our insurance companies do business have such laws. Under these laws, an insurer is subject to assessment depending upon its market share in the state of a given line of business. For the years ended December 31, 2007, 2006 and 2005, we incurred approximately $(180,000), $105,000, and $168,000, respectively, in assessments pursuant to state insurance guaranty association laws. We establish reserves relating to insurance companies that are subject to insolvency proceedings when we are notified of assessments by the guaranty associations. We cannot predict the amount and timing of any future assessments on our insurance companies under these laws.

Terrorism Risk Insurance Act

The Terrorism Risk Insurance Act of 2002 (TRIA) established a program that provides a backstop for insurance-related losses resulting from any act of terrorism as defined. Under this law, coverage provided by an insurer for losses caused by certified acts of terrorism is partially reimbursed by the United States under a formula under which the government pays 85% (in 2007) of covered terrorism losses, exceeding a prescribed deductible. Therefore, the act limits an insurer’s exposure to certified terrorist acts (as defined by the act) to the deductible formula. The deductible is based upon a percentage of direct earned premium for commercial property and casualty policies. Coverage under the act must be offered to all property, casualty and surety insureds. On December 26, 2007, the President of the United States signed into law the Terrorism Risk Insurance Program Reauthorization Act of 2007 which extends TRIA through December 31, 2014. The law extends the temporary federal program that provides for a transparent system of shared public and private compensation for insured losses resulting from acts of terrorism.

We are currently charging a premium for terrorism coverage on our businessowners, commercial automobile, commercial workers’ compensation, tenant-occupied dwelling, special contractors, special multi-peril, monoline commercial fire, monoline general liability and religious institution policies. Insureds that are charged a terrorism premium have the option (except workers’ compensation) of deleting terrorism coverage to reduce their premium costs; however many do not do so. Insureds under commercial workers’ compensation policies do not have the option to delete the terrorism coverage. Most other policies include terrorism coverage at no additional cost. Where allowed, we exclude coverage for losses that are from events not certified as terrorism events, with no buyback option available to the policyholder.

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

All dividends from MIC to MIG require prior notice to the Pennsylvania Insurance Department. All “extraordinary” dividends require advance approval. A dividend is deemed “extraordinary” if, when aggregated with all other dividends paid within the preceding 12 months, the dividend exceeds the greater of (a) statutory net income (excluding unrealized capital gains) for the preceding calendar year or (b) 10% of statutory surplus as of the preceding December 31. As of December 31, 2007, the amount available for payment of dividends from MIC in 2008, without the prior approval, is approximately $6.2 million. In 2005, MIC applied for, and received, approval to pay an extraordinary dividend of $10 million, which was used in connection with the acquisition of FPIG.

All dividends from FPIC to FPIG (wholly owned by MIG) require prior notice to the California Department of Insurance. All “extraordinary” dividends require advance approval. A dividend is deemed “extraordinary” if, when aggregated with all other dividends paid within the preceding 12 months, the dividend exceeds the greater of (a) statutory net income (excluding unrealized capital gains) for the preceding calendar year or (b) 10% of statutory surplus as of the preceding December 31. As of December 31, 2007, the amount available for payment of dividends from FPIC in 2008, without the prior approval, is approximately $6.0 million.

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

EMPLOYEES

All of our employees are employed directly by BICUS, a wholly owned subsidiary of MIC. Our insurance companies do not have any employees. BICUS provides management services to all of our insurance companies. As of December 31, 2007, the total number of full-time equivalent employees of BICUS was 223. None of these employees are covered by a collective bargaining agreement and BICUS believes that its employee relations are good.

AVAILABLE INFORMATION

The Company maintains a website at www.mercerins.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our website as soon as practicable after electronic filing of such material with, or furnishing it to, the Securities and Exchange Commission.

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

We attempt to mitigate catastrophe risk by reinsuring a portion of our exposure. However, reinsurance may prove inadequate if:

•	A major catastrophic loss exceeds the reinsurance limit;

•	A number of small catastrophic losses occur which individually fall below the reinsurance retention level.

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

Loss Reserves

We maintain reserves to cover amounts we estimate will be needed to pay for insured losses and for the expenses necessary to settle claims. Estimating loss and loss expense reserves is a difficult and complex process involving many variables and subjective judgments. Estimates are based on management assessment of the known facts and circumstances, prediction of future events, claims severity and frequency and other subjective factors. We regularly review our reserving techniques and our overall amount of reserves. We review historical data and consider the impact of various factors such as:

•	trends in claim frequency and severity;

•	our loss history and the industry’s loss history;

•	information regarding each claim for losses;

•	legislative enactments, judicial decisions and legal developments regarding damages;

•	changes in political attitudes; and

•	trends in general economic conditions, including inflation.

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

Terrorism

The threat of terrorism, both within the United States and abroad, and military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and declines in the equity markets in the United States, Europe and elsewhere, as well as loss of life, property damage, additional disruptions to commerce and reduced economic activity. Actual terrorist attacks could cause losses from insurance claims related to the property and casualty insurance operations of the Group as well as a decrease in our stockholders’ equity, net income and/or revenue. The Terrorism Risk Insurance Reauthorization and Extension Act of 2007 requires that some coverage for terrorist loss be offered by primary property insurers and provides Federal assistance for recovery of claims. In addition, some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and economic activity caused by the continued threat of terrorism, ongoing military and other actions and heightened security measures.

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

We are subject to the application of U.S. generally accepted accounting principles (GAAP), which is periodically revised and/or expanded. As such, we are periodically required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. It is possible that future changes required to be adopted could change the current accounting treatment that we apply and such changes could result in a material adverse impact on our results of operations and financial condition.

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

The Group began paying a quarterly dividend in the second quarter of 2006. However, future cash dividends will depend upon our results of operations, financial condition, cash requirements and other factors, including the ability of our subsidiaries to make distributions to us, which ability is restricted in the manner previously discussed in this section. Also, there can be no assurance that we will continue to pay dividends even if the necessary financial conditions are met and if sufficient cash is available for distribution.

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

Key Personnel

We could be adversely affected by the loss of our key personnel. The success of our business is dependent, to a large extent, on the efforts of certain key management personnel, and the loss of key personnel could prevent us from executing our business strategy and could significantly and negatively affect our financial condition and results of operations. As we continue to grow, we will need to recruit and retain additional qualified management personnel, and our ability to do so will depend upon a number of factors, such as our results of operations and prospects and the level of competition then prevailing in the market for qualified personnel. Presently, competition to attract and retain key personnel is intense.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our main office and corporate headquarters is located at 10 North Highway 31, Pennington, New Jersey in a facility of approximately 25,000 square feet owned by MIC. We also own a tract of land adjacent to our main office property.

MIC also owns a 32,000 square foot office facility in Lock Haven, Pennsylvania. MIC sub-leases a portion of this facility.

FPIC leases approximately 25,000 square feet for the Group’s west coast operations in Rocklin, California. FPIC owns 2.9 acres of land adjacent to its office building, carried at $1.3 million. FPIC also owns a townhouse, used for corporate purposes, in Rocklin, California carried at $0.4 million.

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

The common stock trades on the NASDAQ National Market under the symbol “MIGP”. As of February 28, 2008, the Group had 309 shareholders holding approximately 0.8 million shares in their own name, with the balance of the outstanding shares held in street name.

The payment of shareholder dividends is subject to the discretion of the MIG’s Board of Directors which considers, among other factors, the Group’s operating results, overall financial condition, capital requirements and general business conditions. On March 29, 2007, June 29, 2007, September 28, 2007 and December 28, 2007, MIG paid a quarterly dividend of $0.05 per common share. The amount of dividends paid out on these four dates totaled $1.3 million, which amount was funded by dividends from the Group’s insurance companies, for which approval was sought and received (where necessary) from each of the insurance companies’ primary regulators. We currently expect that the present quarterly dividend of $0.05 per common share will continue during 2008.

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

Information regarding restrictions and limitations on the payment of cash dividends can be found in Item 1, “Business — Regulation” in the “Dividends” section.

The range of closing prices of the Group’s stock, traded on the NASDAQ National Market, during 2007 was between $17.38 and $21.59 per share. The range of closing prices during each of the quarters in 2007 and 2006 is shown below:

	4th Quarter		3rd Quarter		2nd Quarter		1st Quarter
	2007	2006	2007	2006	2007	2006	2007	2006

Share price range:
High	$18.90	$26.61	$21.59	$26.87	$20.07	$19.45	$20.56	$18.95
Low	$17.40	$18.93	$17.38	$18.21	$17.94	$18.61	$17.70	$14.81

As of December 31, 2007, the Group had no outstanding authorization or program for the repurchase of its common stock.

Performance Graph

Set forth below is a line graph comparing the cumulative total shareholder return on the Group’s Common Stock to the cumulative total return of the Nasdaq Stock Market (U.S. Companies) and the Nasdaq Insurance Index for the period commencing December 16, 2003 (the day the Group’s Common Stock began trading on Nasdaq) and ended December 31, 2007.

	December 16,	December 31,	December 31,	December 31,	December 31,	December 31,
	2003	2003	2004	2005	2006	2007
Mercer Insurance Group, Inc.	100.00	103.29	110.53	123.46	166.34	147.74
Nasdaq Companies Index	100.00	104.03	113.21	115.61	127.04	137.72
Nasdaq Insurance Index	100.00	103.10	125.17	140.29	158.62	150.06

The graph assumes $100 was invested on December 16, 2003, in the Group’s Common Stock and each of the indices, and that dividends were reinvested. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for MIG at and for each of the years in the five year period ended December 31, 2007. You should read this data in conjunction with the Group’s consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this report.

Years Ended December 31,
2007	2006	2005	2004	2003
(Shares and dollars in thousands, except per share amounts)

Revenue Data:
Direct premiums written	$182,907	$185,745	$92,240	$65,790	$61,152
Net premiums written	159,667	145,791	75,266	59,504	52,802
Statement of Earnings Data:
Net premiums earned	146,675	137,673	74,760	55,784	47,864
Investment income, net of expenses	13,053	10,070	4,467	2,841	1,707
Net realized investment gains	24	151	1,267	484	703
Total revenue	161,681	149,929	81,266	59,467	50,660
Conversion expense(1)	—	—	—	—	66
Minority interest in income of subsidiary(2)	—	—	—	—	(131)
Net income(10)	14,235	10,635	7,020	3,264	583
Comprehensive income(3)(10)	16,316	10,599	4,685	3,972	2,073
Balance Sheet Data (End of Period):
Total assets	546,435	506,967	446,698	181,560	175,875
Total investments and cash	363,748	315,286	269,076	141,393	138,679
Stockholders’ equity	133,406	115,839	103,399	100,408	98,326
Ratios:
GAAP combined ratio(4)(10)	95.8%	97.0%	94.9%	98.8%	103.8%
Statutory combined ratio(5)(10)	94.4%	95.2%	94.1%	95.4%	102.2%
Statutory premiums to-surplus ratio(6)	1.30	x	1.27	x	1.15	x	0.96	x	1.72	x
Yield on investment, before tax(7)	3.6%	3.4%	2.9%	2.0%	2.0%
Return on average equity	11.4%	9.7%	6.9%	3.3%	0.9%
Per-share data: (8)
Net income (loss):
Basic(10)	2.32	1.77	1.18	0.52	(0.08)
Diluted(10)	2.25	1.71	1.14	0.51	(0.08)
Dividends to stockholders	0.20	0.15	—	—	—
Stockholders’ equity	21.48	19.06	17.34	16.49	15.65
Weighted average shares:(9)
Basic	6,144	6,023	5,943	6,236	6,253
Diluted	6,325	6,222	6,160	6,354	6,253

(1)	Costs and expenses related to the stock conversion incurred in the year ended December 31, 2003. Stock conversion expenses consist primarily of the costs of engaging independent accounting, valuation, legal and other consultants to advise us and our insurance regulators as to the stock conversion process and related matters, as well as printing and postage costs relating to our communications with our policyholders. These costs and expenses are reported in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 00-3, “Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies and for Certain Long-Duration Participating Contracts.”

SOP 00-3 addresses financial statement presentation and accounting for stock conversion expenses and accounting for retained earnings and other comprehensive income at the date of the stock conversion.

(2)	Income of the Group attributable to the minority interest in FHC, which interest was acquired by the Group immediately after the Conversion for shares of the Group.

(3)	Includes Net Income and the change in Unrealized Gains and Losses of the investment portfolio.

(4)	The sum of losses, loss adjustment expenses, underwriting expenses and dividends to policyholders divided by net premiums earned. A combined ratio of less than 100% means a company is making an underwriting profit.

(5)	The sum of the ratio of underwriting expenses divided by net premiums written, and the ratio of losses, loss adjustment expenses, and dividends to policyholders divided by net premiums earned.

(6)	The ratio of net premiums written divided by ending statutory surplus, except for 2003, where a weighted average of statutory surplus is used.

(7)	The ratio of net investment income divided by total cash and investments.

(8)	Earnings per share data reflect only net loss for the period from December 16, 2003, the date of the Conversion, through December 31, 2003. Net loss during this period was ($477,000).

(9)	Unallocated ESOP shares at December 31 of each year are not reflected in weighted average shares.

(10)	The 2007 results include a non-recurring refund of state premium retaliatory taxes, plus interest, in the after-tax amounts of $2.8 million, or $0.44 per diluted share. See footnote 15 to the consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

MIG, through its property and casualty insurance subsidiaries, provides a wide array of property and casualty insurance products designed to meet the insurance needs of individuals in New Jersey and Pennsylvania, and small and medium-sized businesses throughout Arizona, California, Nevada, New Jersey, Oregon and Pennsylvania.

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

Reserves are closely monitored and are recomputed periodically using the most recent information on reported claims and a variety of actuarial techniques. Specifically, on a quarterly basis, we review, by line of business, existing reserves, new claims, changes to existing case reserves, and paid losses with respect to the current and prior accident years. We use historical paid and incurred losses and accident year data to derive expected ultimate loss and loss adjustment expense ratios by line of business. We then apply these expected loss and loss adjustment expense ratios to earned premium to derive a reserve level for each line of business. In connection with the determination of the reserves, we also consider other specific factors such as recent weather-related losses, trends in historical paid losses, and legal and judicial trends with respect to theories of liability. Some of our business relates to coverage for short-term risks, and for these risks loss development is comparatively rapid and historical paid losses, adjusted for known variables, have been a reliable predictive measure of future losses for purposes of our reserving. Some of our business relates to longer-term risks, where the claims are slower to emerge and the estimate of damage is more difficult to predict. For these lines of business, more sophisticated actuarial methods, such as the Bornhuetter-Ferguson loss development methods (see “Methods” below) are employed to project an ultimate loss expectation, and then the related loss history must be regularly evaluated and loss expectations updated, with the possibility of variability from the initial estimate of ultimate losses. A substantial portion of the business written by FPIC is this type of longer-tailed casualty business.

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

Methods Used to Estimate Loss & Loss Adjustment Expense Reserves

We apply the following general methods in projecting loss and loss adjustment expense reserves for the Group:

1. Paid loss development;

2. Paid Bornhuetter-Ferguson loss development;

3. Reported loss development;

4. Reported Bornhuetter-Ferguson loss development; and

5. Separate developments of claims frequency and severity.

In addition, we apply several diagnostic ratio tests of the reserves for long-tailed liability lines of business, including but not limited to:

1. Retrospective tests of the ratios of IBNR reserves to earned premiums and to estimated ultimate incurred losses;

2. Retrospective tests of the ratios of the loss reserves to earned premiums and to estimated ultimate incurred losses;

3. Ratios of cumulative and incremental incurred and paid losses to earned premiums and to estimated ultimate incurred losses;

4. Ratios of cumulative and incremental paid losses to cumulative incurred losses and ratios of incremental paid losses to prior case loss and LAE reserves;

5. Ratios of cumulative average incurred loss per claim and cumulative average incurred loss per reported claim; and

6. Ratios of cumulative average paid loss per claim closed with payment and of average case reserve per pending claim.

Description of Ultimate Loss Estimation Methods

The reported loss development method relies on the assumption that, at any given state of maturity, ultimate losses can be predicted by multiplying cumulative reported losses (paid losses plus case reserves) by a cumulative development factor. The validity of the results of this method depends on the stability of claim reporting and settlement rates, as well as the consistency of case reserve levels. Case reserves do not have to be adequately stated for this method to be effective; they only need to have a fairly consistent level of adequacy at comparable stages of maturity. Historical “age-to-age” loss development factors are calculated to measure the relative development of an accident year from one maturity point to the next. We then selected appropriate age-to-age loss development factors based on these historical factors and use the selected factors to project the ultimate losses.

The paid loss development method is mechanically identical to the incurred loss development method described above with the exception that paid losses replace reported losses. The paid method does not rely on case reserves or their adequacy in making projections.

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

For the property lines of business (special property, personal auto physical damage, and commercial auto physical damage) the results of the reserve calculations were similar and we generally rely on an averaging of the methods utilized.

For the homeowners and commercial multi-peril lines of business (excluding California CMP business for policy years 1996 and prior) we generally rely on the incurred loss development and incurred Bornhuetter-Ferguson methods in estimating loss reserves. These two methods yield more consistent results although the two paid methods yielded reserves that were similar in total to the incurred methods.

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

After the Montrose Decision, FPIC (a subsidiary of the Group since October 1, 2005) experienced a significant increase in construction defect liability cases impacting our West Coast commercial multi-peril liability lines of business, to which it would not have been subject under the old interpretation of the law. In response, FPIC (prior to its acquisition by the Group) implemented a series of underwriting measures to limit the prospective exposure to Montrose and construction defect liability claims. These changes to coverage and risk selection resulted in an improvement in the post-Montrose underwriting results.

FPIC evaluates commercial multi-peril liability reserves by segregating pre- and post-Montrose activity as well as segregating contractor versus non-contractor experience. An inception to date ground-up incurred loss database was created as the basis for this new analysis. The pre-Montrose activity is evaluated on a report year basis which eliminates the accident year development distortions caused by the effects of the Montrose Decision. For policy years 1997 and later, the reserves are analyzed using the more traditional accident year analysis.

For the casualty lines (commercial multi-peril liability, other liability, personal auto liability, commercial auto liability, workers’ compensation) the paid loss development method yielded less than reliable results for the immature years and we did not use the method in selecting ultimate losses and reserves. For these lines we primarily relied on the incurred Bornhuetter-Ferguson method for the most recent accident years and both of the incurred loss development methods for the remaining years.

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

Reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at December 31, 2007.

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

Change in Loss	Loss Adjustment	Percentage	Loss Adjustment	Percentage
and Loss	Reserves Net of	Change in	Reserves Net of	Change in
Adjustment	Reinsurance as of	Equity as of	Reinsurance as of	Equity as of
Reserves Net of	December 31,	December 31,	December 31,	December 31,
Reinsurance	2007	2007(1)	2006	2006(1)
	(Dollars in thousands)

(10.0)%	$172,815	9.5%	$148,070	9.4%
(7.5)%	177,616	7.1%	152,183	7.0%
(5.0)%	182,416	4.7%	156,296	4.7%
(2.5)%	187,217	2.4%	160,409	2.3%
Base	192,017	—	164,522	—
2.5%	196,817	(2.4)%	168,635	(2.3)%
5.0%	201,618	(4.7)%	172,748	(4.7)%
7.5%	206,418	(7.1)%	176,861	(7.0)%
10.0%	211,219	(9.5)%	180,974	(9.4)%

(1)	Net of Tax

The Group’s consulting actuaries’ determined range of loss and loss adjustment expense reserves on a net basis range from a low of $153.5 million to a high of $200.3 million as of December 31, 2007. The Group’s net loss and loss adjustment expense reserves are carried at $192.0 million as of December 31, 2007. Management’s point estimate of reserves is at the higher end of its actuarially determined range in recognition of the inherent uncertainty in assessing the potential ultimate liabilities given legal developments as well as the evolution in its operations. The evolution in its operations include such things as changes in coverage and pricing in response to market opportunity as well as higher reinsurance retentions and geographic and product diversification all of which affect management’s reserve estimates.

The chart below displays case and IBNR reserves for the Group as of December 31, 2007 and 2006 by line of business:

As of December 31, 2007

					Reinsurance
					Recoverable
				IBNR	on Unpaid
				Reserves	Losses and
	Case Loss	Case LAE	Total Case	(including	Loss	Net
	Reserves	Reserves	Reserves	LAE)	Expenses	Reserves
	(In thousands)

Homeowners	$5,071	—	5,071	2,095	684	6,482
Workers’ compensation	3,936	—	3,936	4,389	742	7,583
Commercial multi-peril	28,560	4,997	33,557	165,359	58,891	140,025
Other liability	5,395	—	5,395	7,556	546	12,405
Other lines	280	—	280	205	111	374
Commercial auto liability	10,950	387	11,337	23,369	18,094	16,612
Commercial auto physical damage	319	8	327	2,467	1,081	1,713
Products liability	15	—	15	30	197	(152)
Personal auto liability	1,103	—	1,103	714	60	1,757
Personal auto physical damage	282	—	282	93	(18)	393
Surety	1,384	9	1,393	5,426	1,994	4,825

Total Loss & LAE Reserves	$57,295	5,401	62,696	211,703	82,382	192,017

As of December 31, 2006

					Reinsurance
					Recoverable
				IBNR	on Unpaid
				Reserves	Losses and
	Case Loss	Case LAE	Total Case	(including	Loss	Net
	Reserves	Reserves	Reserves	LAE)	Expenses	Reserves
	(In thousands)

Homeowners	$4,987	—	4,987	1,732	529	6,190
Workers’ compensation	3,943	—	3,943	4,210	892	7,261
Commercial multi-peril	33,984	4,470	38,454	143,071	61,430	120,095
Other liability	4,448	—	4,448	4,973	142	9,279
Other lines	221	—	221	334	110	445
Commercial auto liability	12,350	389	12,739	20,689	20,077	13,351
Commercial auto physical damage	549	18	567	2,652	1,040	2,179
Products liability	45	—	45	75	—	120
Personal auto liability	1,050	—	1,050	737	43	1,744
Personal auto physical damage	332	—	332	92	—	424
Surety	965	19	984	4,120	1,670	3,434

Total Loss & LAE Reserves	$62,874	4,896	67,770	182,685	85,933	164,522

Investments

Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in Stockholders’ Equity as a component of accumulated other comprehensive income and, accordingly, have no effect on net income. A decline in fair value of an investment below its cost that is deemed other than temporary is charged to earnings as a realized loss. We monitor our investment portfolio and review investments that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary. These evaluations involve judgment and consider the magnitude and reasons for a decline and the prospects for the fair value to recover in the near term. In the years ended December 31, 2007, 2006 and 2005, we recorded a pre-tax charge to earnings of $138,000, $121,000 and $517,000, respectively, for write-downs of other than temporarily impaired securities. In 2007, these charges related to common stocks, in 2006 these charges related to fixed income securities, and in 2005 these charges related to preferred stocks and fixed income securities. Adverse investment market conditions, poor operating performance, or other adversity encountered by companies whose stock or fixed maturity securities we own could result in impairment charges in the future. The Group’s policy on impairment of value of investments is as follows: if a security has a market value below cost it is considered impaired. For any such security a review of the financial condition and prospects of the company will be performed by the Investment Committee to determine if the decline in market value is other than temporary. If it is determined that the decline in market value is “other than temporary”, the carrying value of the security will be written down to “realizable value” and the amount of the write down accounted for as a realized loss. “Realizable value” is defined for this purpose as the market price of the security. Write down to a value other than the market price requires objective evidence in support of that value.

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

Many of the reinsurance treaties participated in by the Group prior to 2007 and primarily FPIC treaties have included provisions that establish minimum and maximum cessions and allow limited participation in the profit of the ceded business. Generally, the Group shares on a limited basis in the profitability of our reinsurance treaties through contingent ceding commissions. The Group’s exposure in the loss experience is contractually defined at minimum and maximum levels. The terms of such contracts are fixed at inception. Since estimating the emergence of claims to the applicable reinsurance layers is subject to significant uncertainty, the net amounts that will ultimately be realized may vary significantly from the estimated amounts presented in the Group’s results of operations.

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

RESULTS OF OPERATIONS

Revenue and income by segment is as follows for the years ended December 31, 2007, 2006 and 2005. In 2007, the Group evaluated its methodology for allocating costs to its lines of business and adopted changes to such methodology in order to more accurately reflect the allocation of joint costs. This resulted in allocating less joint cost to the personal lines of business and more joint cost to the commercial lines of business, but with no net change in cost allocated to personal lines and commercial lines in the aggregate. Related 2006 and 2005 amounts have been reclassified to reflect this change in allocation methodology:

	December 31
	2007	2006	2005
	(In thousands)

Revenues:
Net premiums earned:
Commercial lines	$125,427	$115,461	$52,279
Personal lines	21,248	22,212	22,481

Total net premiums earned	146,675	137,673	74,760

Net investment income	13,053	10,070	4,467
Realized investment gains	24	151	1,267
Other	1,929	2,035	772

Total revenues	161,681	149,929	81,266

Income before income taxes:
Underwriting income (loss):
Commercial lines	5,964	4,246	3,383
Personal lines	234	(60)	431

Total underwriting income	6,198	4,186	3,814
Net investment income	13,053	10,070	4,467
Realized investment gains	24	151	1,267
Other	714	677	413

Income before income taxes	$19,989	$15,084	$9,961

The key elements of the Group’s business model are the sales of properly priced and underwritten personal and commercial property and casualty insurance through independent agents and the investment of the premiums in a manner designed to assure that claims and expenses can be paid while providing a return on the capital employed. Loss trends and investment performance are critical factors in influencing the success of the business model. These factors are affected by the factors impacting the insurance industry in general and factors unique to the Group as described in the following discussion.

Our results of operations are influenced by factors affecting the property and casualty insurance industry in general. The operating results of the United States property and casualty insurance industry are subject to significant variations due to competition, weather, catastrophic events, regulation, the availability and cost of satisfactory reinsurance, general economic conditions, judicial trends, fluctuations in interest rates and other changes in the investment environment.

Our growth in premiums, underwriting results and investment income have been, and continue to be, influenced by market conditions, as well as the acquisition of FPIG on October 1, 2005. The Group’s financial statements include FPIG and its results of operations for the entire year of 2007 and 2006 and for the period of October 1, 2005 through December 31, 2005.

Our premiums earned mix reflects the Group’s focus on growing the commercial lines book, while working within our underwriting standards.

Pricing in the property and casualty insurance industry historically has been and remains cyclical. During a soft market cycle, price competition is prevalent, which makes it difficult to write and retain properly priced personal and commercial lines business. Our policy is to maintain disciplined underwriting and pricing standards during soft markets, declining business which is inadequately priced for its level of risk. The current market is highly competitive, with pricing and coverage competition being seen in virtually all classes of commercial accounts, package policies, and commercial automobile policies and in the Pennsylvania personal auto market and Pennsylvania and New Jersey homeowners markets, all of which impacts our ability to retain our accounts on renewal, or to renew a policy at expiring premium. We continue to work with our agents to target classes of business and accounts compatible with our underwriting appetite, which includes certain types of religious institution risks, contracting risks, small business risks and property risks. As a result of what management believes is a soft market, commercial lines direct written premium declined in 2007, as compared to 2006, due in part to increased competition and reduced audit premium on expired business, among other factors discussed more in detail below in the 2007 vs. 2006 Revenue discussion.

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

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

The components of income for 2007 and 2006, and the change and percentage change from year to year, are shown in the charts below. The accompanying narrative refers to the statistical information displayed in the chart immediately above the narrative. In 2007, the Group evaluated its methodology for allocating costs to its lines of business and adopted changes to such methodology in order to more accurately reflect the allocation of joint costs. This resulted in allocating less joint cost to the personal lines of business and more joint cost to the commercial lines of business, but with no net change in cost allocated to personal lines and commercial lines in the aggregate. Related 2006 and 2005 amounts have been reclassified to reflect this change in allocation methodology:

2007 vs. 2006 Income	2007	2006	Change	% Change
	(Dollars in thousands)

Commercial lines underwriting income	$5,964	$4,246	$1,718	40.5%
Personal lines underwriting income (loss)	234	(60)	294	490.0%
Total underwriting income	6,198	4,186	2,012	48.1%
Net investment income	13,053	10,070	2,983	29.6%
Net realized investment gains	24	151	(127)	(84.1)%
Other	1,929	1,889	40	2.1%
Interest expense	(1,215)	(1,212)	(3)	0.2%
Income before income taxes	19,989	15,084	4,905	32.5%
Income taxes	5,754	4,449	1,305	29.3%
Net Income	$14,235	$10,635	$3,600	33.9%
Loss/ LAE ratio (GAAP)	62.2%	63.7%	(1.5)%
Underwriting expense ratio (GAAP)	33.6%	33.3%	0.3%
Combined ratio (GAAP)	95.8%	97.0%	(1.2)%
Loss/ LAE ratio (Statutory)	62.2%	61.5%	0.7%
Underwriting expense ratio (Statutory)	32.2%	33.7%	(1.5)%
Combined ratio (Statutory)	94.4%	95.2%	(0.8)%

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

The Group has received $4.3 million in 2007 as a reimbursement of protested payments of retaliatory tax, including accrued interest thereon, previously made by the Group for the periods 1999-2004. The refund has been recorded, after reduction for Federal income tax, in the amount of $2.8 million in the consolidated statement of earnings, with $2.5 million recorded in the quarter ended June 30, 2007, and $0.3 million recorded in the quarter ended September 30, 2007. The allocation of the refund to pre-tax earnings included an increase to net investment income of $720,000, with $687,000 of that amount recognized in the quarter ended June 30, 2007, and $33,000 recognized in the quarter ended September 30, 2007, for the interest received on the refund, and $3.6 million as a reduction to Other Expense to recognize the recovery of amounts previously charged to Other Expense, with $3.1 million of that amount recognized in the quarter ended June 30, 2007, and $0.5 million recognized in the quarter ended September 30, 2007. This is a non-recurring item which significantly affects the earnings for the year ended December 31, 2007, and related performance metrics such as the combined ratio.

The Group’s GAAP combined ratio for 2007 was 95.8%, as compared to a combined ratio for the prior year of 97.0%. On a pro-forma basis, after removing the effect of the non-recurring retaliatory tax refund described above, the GAAP combined ratio for 2007 was 98.3%. The statutory combined ratio for 2007 and 2006 was 94.4% and 95.2%, respectively. See discussion below relating to commercial and personal lines performance.

Net investment income increased $3.0 million or 29.6% to $13.1 million in 2007 as compared to $10.1 million in 2006. Included in this increase is $720,000 attributable to the non-recurring impact of the retaliatory taxes described above. The balance of the increased investment income is due to increased cash and invested assets, resulting from operating cash flow and the reduced premium ceded to reinsurers in 2007, as well as a favorable interest rate environment.

Realized investment gains amounted to $24,000 in 2007 as compared to $151,000 in 2006, driven in part by changes in the fair value of the interest rate swaps for the floating rate trust preferred securities. Other revenue of

$1.9 million in 2007 and 2006 represents service charges recorded on insurance premiums. Interest expense of $1.2 million in 2007 and 2006 represents interest charges on the trust preferred obligations of FPIG.

Charts and discussion relating to each of our segments (commercial lines underwriting, personal lines underwriting, and the investment segment) follow with further discussion below. Changes have been made to the 2006 presentation of the commercial and personal lines segments to conform to the allocation methodology used for the 2007 commercial and personal lines results.

2007 vs. 2006 Revenue	2007	2006	Change	% Change
	(In thousands)

Direct premiums written	$182,907	$185,745	$(2,838)	(1.5)%
Net premiums written	159,667	145,791	13,876	9.5%
Net premiums earned	146,675	137,673	9,002	6.5%
Net investment income	13,053	10,070	2,983	29.6%
Net realized investment gains	24	151	(127)	(84.1)%
Other revenue	1,929	2,035	(106)	(5.2)%
Total revenue	$161,681	$149,929	$11,752	7.8%

Total revenues for 2007 increased $11.8 million or 7.8% to $161.7 million as compared to $149.9 million in 2006. This increase was due primarily to an increase in net premiums earned and net investment income. Net premiums earned totaled $146.7 million in 2007 as compared to $137.7 million in 2006, representing a 6.5% or $9.0 million increase. Net premiums written increased $13.9 million or 9.5% to $159.7 million as compared to $145.8 million in 2006. Net premiums written and net premiums earned were impacted in 2007 by the volume of audit premium recorded, which is earned immediately upon recording, and by changes in reinsurance arrangements (see discussion below).

Net investment income totaled $13.1 million in 2007, as compared to $10.1 million in 2006, representing a 29.6% or $3.0 million increase. The increase in net investment income in 2007 is primarily driven by an increase in average cash and invested assets and a favorable interest rate environment, as well as the $720,000 non-recurring impact of the retaliatory tax refund. Realized investment gains amounted to $24,000 in 2007 as compared to $151,000 in 2006. Net realized gains in 2007 and 2006 include the mark-to-market fair value adjustment on the interest rate swaps related to the floating-rate trust preferred securities. The mark-to-market on the swaps resulted in a realized loss of $774,000 and $94,000 in 2007 and 2006, respectively. See the investment income discussion below for further information.

In 2007, direct premiums written decreased $2.8 million or 1.5% to $182.9 million in 2007 as compared to $185.7 million in 2006. The decline in direct premiums written is attributed to a more difficult economic environment and competitive market conditions, including a decline in construction related activity and related audit premium in California, increased competition on large accounts as well as the return of a number of competitors to the California contractor market and the East Coast habitational market.

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

Commercial multiple peril policies constitute a majority of the business written in FPIC’s contractor book of business. The premium on these policies is estimated at policy inception based on a prediction of the volume of the insured’s business operations during the policy period. In addition to endorsing the policy throughout the policy period based on known information, at policy expiration FPIC conducts an audit of the insured’s business operations in order to adjust the policy premium from an estimate to actual. Contractor liability policy premium tends to vary with local construction activity as well as changes in the nature of the contractor’s operations. The decline in construction related activity has impacted both the volume of premium for the contractor in-force book of business (and related exposures) and the related audit premium on expiring policies. Audits, primarily of construction related policies, generated $3.1 million of premium in 2007, representing a decline of $8.9 million as compared to $12.0 million of premium that was generated in 2006.

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

Effective January 1, 2006, FPIC restructured its property reinsurance agreement covering the first $2.0 million of loss from an 80% quota share to an $1,650,000 excess of $350,000 excess of loss contract to take advantage of the Group’s combined capital. The restructuring also included the assumption of ceded unearned premium at January 1, 2006 by FPIC from the 2005 property quota share and casualty excess of loss agreements. These assumed premiums were then ceded into the respective 2006 treaties, which due to the reduced ceding rates, resulted in a $5.6 million increase in net written and earned premium for 2006. There was no similar impact in 2007 relating to this restructuring.

Effective, January 1, 2007, the Group consolidated the reinsurance program of all subsidiaries into a single program, and increased its reinsurance retention to $750,000 (from a maximum retention of $500,000 in 2006) on the working layer for all casualty, property and workers’ compensation lines of business. The effect of this change in reinsurance arrangements increased net premiums written for 2007.

Growth in Net Investment Income is discussed below.

2007 vs. 2006 Investment Income and Realized Gains	2007	2006	Change	% Change
	(In thousands)

Fixed income securities	$13,356	$11,044	$2,312	20.9%
Dividends	319	514	(195)	(37.9)%
Cash, cash equivalents & other	1,442	859	583	67.9%
Gross investment income	15,117	12,417	2,700	21.7%
Investment expenses	2,064	2,347	(283)	(12.1)%
Net investment income	$13,053	$10,070	$2,983	29.6%
Realized losses — fixed income securities	$—	$(402)	$402	N/M
Realized gains — equity securities	798	638	160	N/M
Mark-to-market valuation for interest rate swaps	(774)	(94)	(680)	N/M
Net realized gains — other	—	9	(9)	N/M
Net realized gains	$24	$151	$(127)	(84.1)%

(N/M means “not meaningful”)

In 2007, net investment income increased $3.0 million, or 29.6% to $13.1 million, as compared to $10.1 million in 2006. Our investment income benefited in 2007 from a favorable interest rate environment and an increase in average cash and invested assets. The increase in invested assets is driven primarily by operating cash flow, including the benefit of the 2007 reinsurance agreement, which results in less premium being ceded to reinsurers. Net investment income also benefited from the $720,000 non-recurring impact of the retaliatory tax refund.

In 2007, investment income on fixed income securities increased $2.3 million, or 20.9% to $13.4 million, as compared to $11.0 million in 2006. This was driven by a favorable interest rate environment and an increase in the average investments held in fixed income securities caused by the reasons described above. The Group’s tax equivalent yield (yield adjusted for tax-benefit received on tax-exempt securities) on fixed income securities increased to 5.22% in 2007, as compared to 5.14% in 2006.

Dividend income declined $0.2 million or 37.9% to $0.3 million in 2007, from $0.5 million in 2006. The decline in dividend income is primarily attributable to a decline in dividends received relating to an equity security held in a reinsurance company. Excess Reinsurance Company paid a special dividend to the Group in 2007 and 2006 in the amount of $1,000 and $228,000, respectively. Interest income on cash and cash equivalents increased $0.6 million or 67.9% to $1.4 million in 2007, as compared to $0.9 million in 2006, primarily as a result of the

$720,000 of non-recurring interest received on the retaliatory tax refund. Investment expenses decreased $0.3 million or 12.1% to $2.1 million in 2007, from $2.3 million in 2006.

Net realized gains for 2007 were $24,000, as compared to $151,000 in 2006. In 2007, net realized gains of $24,000 included a loss on the mark-to-market valuation on the interest rate swaps of $774,000, write-down of securities determined to be other than-temporarily impaired of $138,000, and gains of $936,000 on the sale of equity investments. Securities determined to be other-than-temporarily impaired were written down to our estimate of fair market value at the time of the write-down. The Group has entered into four interest rate swap agreements to hedge against interest rate risk on its floating rate trust preferred securities. The estimated fair value of the interest rates swaps is obtained from the third-party financial institution counterparties. The Group marks the investments to market using these valuations and records the change in the economic value of the interest rate swaps as a realized gain or loss in the consolidated statement of earnings.

The fixed income portfolio is invested 100% in investment grade securities, with the exception of one corporate security held with a market value of $0.4 million. As of December 31, 2007, the fixed income portfolio had an average rating of AA, an average effective maturity of 5.9 years, and an average tax equivalent yield of 5.22%.

Among its portfolio holdings, the Group’s only subprime exposure consists of asset-backed securities within the home equity subsector. The ABS home equity subsector totaled $1.7 million (book value) on December 31, 2007, representing 10.4% of the ABS holdings, 2.0% of the total structured product holdings, and 0.5% of total fixed income holdings. The subprime related exposure consists of five individual securities, two of which have a 100% credit enhancement, based on insurance against default as to principal and interest. In the case that the monoline insurance companies were to be downgraded, the ratings on the ABS securities would receive the equivalent rating. Among the three securities without credit enhancement, two are rated Aaa/AAA and one is rated Aa2/AA by Moody’s and S&P. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the subsection entitled “Quantitative and Qualitative Information about Market Risk.”

The estimated fair value and unrealized loss for securities in a temporary unrealized loss position as of December 31, 2007 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$6,242	$24	$12,089	$91	$18,331	$115
Obligations of states and political subdivisions	4,535	9	12,386	68	16,921	77
Corporate securities	5,586	108	22,842	345	28,428	453
Mortgage-backed securities	484	16	7,679	87	8,163	103

Total fixed maturities	16,847	157	54,996	591	71,843	748

Total equity securities	4,155	276	84	20	4,239	296

Total securities in a temporary unrealized loss position	$21,002	$433	$55,080	$611	$76,082	$1,044

Fixed maturity investments with unrealized losses for less than twelve months are primarily due to changes in the interest rate environment. At December 31, 2007 the Group has 74 fixed maturity securities with unrealized losses for more than twelve months. Of the 74 securities with unrealized losses for more than twelve months, 72 of them have fair values of no less than 94% or more of cost, and the other 2 securities have a fair value greater than 89% of cost. The fixed income portfolio is invested 100% in investment grade securities, with the exception of one corporate security held with a market value of $0.4 million, and these unrealized losses primarily reflect the current interest rate environment. The Group does not believe theses declines are other than temporary due to the credit quality of the holdings. The Group currently has the ability and intent to hold these securities until recovery.

There are 16 common stock securities that are in an unrealized loss position at December 31, 2007. All of these securities have been in an unrealized loss position for less than six months. There are 7 preferred stock securities that are in an unrealized loss position at December 31, 2007. Five preferred stock securities have been in an unrealized loss position for less than six months. One preferred stock security has been in an unrealized loss position for more than six months but less than twelve months and one preferred stock security has been in an unrealized loss position for more than twelve months. The Group believes these declines are not other than temporary as a result of reviewing the circumstances of each such security in an unrealized position. The Group currently has the ability and intent to hold these securities until recovery.

The following table summarizes the period of time that equity securities sold at a loss during 2007 had been in a continuous unrealized loss position:

	Fair
	Value on	Realized
Period of Time in an Unrealized Loss Position	Sale Date	Loss
	(In thousands)

0-6 months	$1,051	$93
7-12 months	63	2
More than 12 months	—	—

Total	$1,114	$95

The equity securities sold at a loss had been expected to appreciate in value but after reevaluation were sold so that sale proceeds could be reinvested. Securities were sold due to a desire to reduce exposure to certain issuers and industries or in light of changing economic conditions.

Results of our Commercial Lines segment were as follows. In 2007, the Group evaluated its methodology for allocating costs to its lines of business and adopted changes to such methodology in order to more accurately reflect the allocation of joint costs. This resulted in allocating less joint cost to the personal lines of business and more joint cost to the commercial lines of business, but with no net change in cost allocated to personal lines and commercial lines in the aggregate. Related 2006 and 2005 amounts have been reclassified to reflect this change in allocation methodology:

2007 vs. 2006 Commercial Lines (CL)	2007	2006	Change	% Change
	(Dollars in thousands)

CL Direct premiums written	$160,030	$161,592	$(1,562)	(1.0)%
CL Net premiums written	$139,359	$123,829	$15,530	12.5%
CL Net premiums earned	$125,427	$115,461	$9,966	8.6%
CL Loss/ LAE expense ratio (GAAP)	60.8%	63.7%	(2.9)%
CL Expense ratio (GAAP)	34.4%	32.8%	1.6%
CL Combined ratio (GAAP)	95.2%	96.5%	(1.3)%

In 2007, our commercial lines direct premiums written decreased by $1.6 million or 1.0% to $160.0 million as compared to direct written premium in 2006 of $161.6 million. The decline in year-to-date direct premiums written is attributed to several factors including a decline in construction related activity and related audit premium in California, increased competition on large accounts, as well as the return of a number of competitors to the California contractor market and the East Coast habitational market. See additional discussion above in the 2007 vs. 2006 Revenue discussion.

In 2007, our commercial lines net premiums written increased by $15.5 million, or 12.5%, to $139.4 million as compared to net premiums written in 2006 of $123.8 million. Net premiums earned in 2007 increased 8.6%, or $10.0 million, to $125.4 million from $115.5 million in 2006. See additional discussion above in the 2007 vs. 2006 Revenue discussion.

In the commercial lines segment for 2007, we had underwriting income of $6.0 million, a GAAP combined ratio of 95.2%, a GAAP loss and loss adjustment expense ratio of 60.8% and a GAAP underwriting expense ratio of 34.4%, compared to underwriting income of $4.2 million, a GAAP combined ratio of 96.5%, a GAAP loss and loss adjustment expense ratio of 63.7% and a GAAP underwriting expense ratio of 32.8% in 2006. Our commercial lines loss ratio for 2007 reflects a frequency of losses reported and severity within a normal range of our expectations. The performance of the commercial lines in 2007 was impacted favorably by the non-recurring retaliatory tax refund.

Results of our Personal Lines segment were as follows. In 2007, the Group evaluated its methodology for allocating costs to its lines of business and adopted changes to such methodology in order to more accurately reflect the allocation of joint costs. This resulted in allocating less joint cost to the personal lines of business and more joint cost to the commercial lines of business, but with no net change in cost allocated to personal lines and commercial lines in the aggregate. Related 2006 and 2005 amounts have been reclassified to reflect this change in allocation methodology:

2007 vs. 2006 Personal Lines (PL)	2007	2006	Change	% Change
	(Dollars in thousands)

PL Direct premiums written	$22,877	$24,153	$(1,276)	(5.3)%
PL Net premiums written	$20,308	$21,962	$(1,654)	(7.5)%
PL Net premiums earned	$21,248	$22,212	$(964)	(4.3)%
PL Loss/ LAE expense ratio (GAAP)	70.1%	63.8%	6.3%
PL Expense ratio (GAAP)	28.8%	36.5%	(7.7)%
PL Combined ratio (GAAP)	98.9%	100.3%	(1.4)%

In 2007, personal lines direct premiums written declined to $22.9 million, representing a decline of $1.3 million or 5.3% from $24.2 million in 2006. Our personal lines have been impacted by increased competition, similar to our commercial lines. Net premiums written also declined to $20.3 million in 2007, as compared to $22.0 million in 2006, representing a decline of $1.7 million or 7.5%. Personal lines net premiums earned in 2007 declined 4.3% or $1.0 million to $21.2 million from $22.2 million in 2006.

In the personal lines segment for 2007, we had underwriting income of $0.2 million, a GAAP combined ratio of 98.9%, a GAAP loss and loss adjustment expense ratio of 70.1% and a GAAP underwriting expense ratio of 28.8%, compared to an underwriting loss of $0.1 million, a GAAP combined ratio of 100.3%, a GAAP loss and loss adjustment expense ratio of 63.8% and a GAAP underwriting expense ratio of 36.5% in 2006. Our personal lines loss ratio for 2007 reflects a frequency and severity of losses reported which falls generally within a normal range of our expectations.

Underwriting Expenses and the Expense Ratio is discussed below.

2007 vs. 2006 Expenses and Expense Ratio	2007	2006	Change	% Change
	(Dollars in thousands)

Amortization of Deferred Acquisition Costs	$38,763	$32,694	$6,069	18.6%
As a % of net premiums earned	26.4%	23.7%	2.7%
Other underwriting expenses	10,528	13,242	(2,714)	(20.5)%
Total expenses excluding losses/ LAE	$49,291	$45,936	$3,355	7.3%
Underwriting expense ratio	33.6%	33.3%	0.3%

Underwriting expenses increased by $3.4 million, or 7.3%, to $49.3 million in 2007, as compared to $45.9 million in 2006. The increase in 2007 underwriting expenses reflects the inclusion of the non-recurring retaliatory tax refund, which reduced other underwriting expenses by $3.6 million in 2007. Offsetting that refund, other underwriting expenses increased due to an increase in salary expense from additions in staff Group-wide to support strategic initiatives, and other increased operating expenses. In addition, the amortization of deferred acquisition costs is lower in 2006 as compared to 2007 due to the fact that when FPIG was purchased on October 1, 2005, the accounting for the business combination required the Group to begin accruing deferred acquisition costs from the date of acquisition. Lastly, underwriting expenses are impacted by the previously discussed changes in the 2007 and 2006 reinsurance program whereby less ceded premium is being recorded and accordingly less ceding commission is received on treaties in runoff, and most of the treaties effective January 1, 2007 do not provide for ceding commission, which increases underwriting expenses and net acquisition costs.

2007 vs. 2006 Income Taxes	2007	2006	Change	% Change
	(Dollars in thousands)

Income before income taxes	$19,989	$15,084	$4,905	32.5%
Income taxes	5,754	4,449	1,305	29.3%
Net income	$14,235	$10,635	$3,600	33.9%
Effective tax rate	28.8%	29.5%	(0.7)%

Federal income tax expense was $5.8 million and $4.4 million for 2007 and 2006, respectively. The effective tax rate was 28.8% and 29.5% for 2007 and 2006, respectively. The 2007 effective tax rate was impacted by an unusually high amount of taxable income in the period caused by the retaliatory tax refund, offset by higher tax-advantaged income (municipal bond interest and dividend income, which reduce the effective tax rate).

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

The components of income for 2006 and 2005, and the change and percentage change from year to year, are shown in the charts below. The accompanying narrative refers to the statistical information displayed in the chart immediately above the narrative. In 2007, the Group evaluated its methodology for allocating costs to its lines of business and adopted changes to such methodology in order to more accurately reflect the allocation of joint costs. This resulted in allocating less joint cost to the personal lines of business and more joint cost to the commercial lines of business, but with no net change in cost allocated to personal lines and commercial lines in the aggregate. Related 2006 and 2005 amounts have been reclassified to reflect this change in allocation methodology:

2006 vs. 2005 Income	2006	2005	Change	% Change
	(Dollars in thousands)

Commercial lines underwriting income	$4,246	$3,383	$863	25.5%
Personal lines underwriting loss	(60)	431	(491)	113.9%
Total underwriting income	4,186	3,814	372	9.8%
Net investment income	10,070	4,467	5,603	125.4%
Net realized investment gains	151	1,267	(1,116)	(88.1)%
Other	1,889	719	1,170	162.7%
Interest expense	(1,212)	(306)	(906)	296.1%
Income before income taxes	15,084	9,961	5,123	51.4%
Income taxes	4,449	2,941	1,508	51.3%
Net Income	$10,635	$7,020	$3,615	51.5%
Loss/LAE ratio (GAAP)	63.7%	58.0%	5.7%
Underwriting expense ratio (GAAP)	33.3%	36.9%	(3.6)%
Combined ratio (GAAP)	97.0%	94.9%	2.1%
Loss/LAE ratio (Statutory)	61.5%	55.4%	6.1%
Underwriting expense ratio (Statutory)	33.7%	38.7%	(5.0)%
Combined ratio (Statutory)	95.2%	94.1%	1.1%

Charts and discussion relating to each of our segments (commercial lines underwriting, personal lines underwriting, and the investment segment) follow with further discussion below. Changes have been made to the 2005 presentation of the commercial and personal lines segments to conform to the allocation methodology used for the 2006 commercial and personal lines results.

The Group’s GAAP combined ratio for 2006 was 97.0%, as compared to a combined ratio for the prior year of 94.9%. The statutory combined ratio for 2006 and 2005 was 95.2% and 94.1%, respectively. Our commercial lines underwriting income benefited from the contribution of FPIC, which was acquired on October 1, 2005. The personal lines performance, while benefiting from rate increases initiated in 2005 on our homeowners line of business and a redirection of our Pennsylvania personal auto book to better performing tiers of business, underperformed the prior year. Frequency and severity of claims on personal lines was within the normal range of expectations during 2006. Frequency of losses reported on our commercial lines was also within a normal range of our expectations and we experienced a slight increase in severity during 2006 as compared to 2005.

Net investment income increased $5.6 million or 125.4% to $10.1 million in 2006 as compared to $4.5 million in 2005, primarily as a result of the acquisition of FPIG in addition to higher short-term and long-term interest rates in 2006. Realized investment gains amounted to $151,000 in 2006 as compared to $1.3 million in 2005. The higher level of realized gains in 2005 was attributable to the disposition of securities in anticipation of funding the acquisition of FPIG on October 1, 2005 for $41.1 million (including acquisition costs). Other revenue, which is primarily service charges recorded on insurance premiums, increased $1.2 million or 162.7% to $1.9 million in 2006 as compared to $0.7 million in 2005, reflecting the impact of the acquisition of FPIG. Interest expense of $1.2 million in 2006 and $0.3 million in 2005 represents the inclusion of the trust preferred obligations of FPIG and their related interest charges for the year ending December 31, 2006 and the quarter ending December 31, 2005.

2006 vs. 2005 Revenue	2006	2005	Change	% Change
	(In thousands)

Direct premiums written	$185,745	$92,240	$93,505	101.4%
Net premiums written	145,791	75,266	70,525	93.7%
Net premiums earned	137,673	74,760	62,913	84.2%
Net investment income	10,070	4,467	5,603	125.4%
Net realized investment gains	151	1,267	(1,116)	(88.1%
Other revenue	2,035	772	1,263	163.6%
Total revenue	$149,929	$81,266	$68,663	84.5%

Total revenues for 2006 increased $68.7 million or 84.5% to $149.9 million as compared to $81.3 million in 2005. This increase was due primarily to inclusion of the revenue of FPIG for the entire year of 2006 compared to inclusion of revenue of FPIG for only the fourth quarter in 2005. FPIG contributed $84.9 million and $15.9 million in revenue for the year ending December 31, 2006 and fourth quarter ending December 31, 2005, respectively. Net premiums earned totaled $137.7 million in 2006 as compared to $74.8 million in 2005, representing an 84.2% or $62.9 million increase. This increase was due to the FPIG acquisition which contributed $77.3 million and $13.9 million in net premiums earned for the year ending December 31, 2006 and fourth quarter ending December 31, 2005, respectively. Realized investment gains amounted to $151,000 in 2006 as compared to $1.3 million in 2005. The gains in 2005 were the result of sales of mostly equity securities to fund the FPIG acquisition. Net realized gains in 2006 and 2005 also include the mark-to-market fair value adjustment on the interest rate swaps related to the floating-rate trust preferred securities. The mark-to-market on the swaps resulted in a realized (loss)/gain of $(94,000) and $122,000 in 2006 and 2005, respectively.

In 2006, direct premiums written increased $93.5 million or 101.4% to $185.7 million in 2006 as compared to $92.2 million in 2005. FPIC contributed $120.1 million and $27.9 million in direct written premium for the year ending December 31, 2006 and fourth quarter ending December 31, 2005, respectively.

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

(N/M means “not meaningful”)

In 2006, net investment income increased $5.6 million or 125.4% to $10.1 million in 2006 as compared to $4.5 million in 2005. Our investment income benefited in 2006 from higher short-term and long-term interest rates, an increase in average cash and invested assets to $294.4 million in 2006 from $155.8 million in 2005, and increased largely due to the inclusion of the net investment income of FPIG for the entire year of 2006 compared to inclusion of net investment income of FPIG for only the fourth quarter in 2005. FPIG contributed $6.3 million and $1.4 million in net investment income for the year ending December 31, 2006 and fourth quarter ending December 31, 2005, respectively.

In 2006, investment income on fixed income securities increased $5.8 million or 112.6% to $11.0 million in 2006 as compared to $5.2 million in 2005. This was driven by an increase in long-term interest rates, an increase in the average invested assets and the inclusion of FPIG for the entire year of 2006. The Group’s tax equivalent yield (yield adjusted for tax-benefit received on tax-exempt securities) on fixed income securities increased to 5.14% in 2006 compared to 4.57% in 2005. Since the acquisition of FPIG, a much larger proportion of the Group’s premium writings relate to casualty, or longer-tail, business. By its nature, longer-tail business requires more time for losses to manifest themselves, with the result that claims tend to be paid later on casualty claims than on other types of claims. The later payment of claims associated with casualty reserves provides a company with the opportunity to use the funds, which will ultimately be paid out as claims, for a longer period of time, thus generating a larger relative portfolio of fixed income securities and higher investment income.

Dividend income and interest income on cash and cash equivalents was stable in 2006 at $0.5 million and $0.9 million, respectively, as compared to 2005 at $0.6 million and $0.7 million, respectively.

Investment expenses increased 15.3%, or $0.3 million, to $2.3 million in 2006 from $2.0 million in 2005. Although a full year of expenses are included for FPIG as compared to only a quarter in 2005, investment expenses increased by only 15.3% in 2006 as compared to a 91.0% increase in gross investment income. This reflects cost savings achieved by the Group in consolidating investment strategies, policies and external advisors. As of January 1, 2006, the Group consolidated investment managers and uses only one manager/advisor for all insurance subsidiaries in the Group.

Net realized gains for 2006 were $0.2 million, as compared to $1.3 million in 2005. As noted above, the 2005 gains were taken as part of the process of funding the acquisition of FPIG. In 2006, net realized investment gains of $0.2 million included gains on securities sales of $1.0 million, offset by losses on securities sales of $0.6 million, $0.1 million from the write-down of a fixed-income security determined to be other-than-temporarily impaired and a loss of $0.1 million relating to the mark-to-market valuation on the interest rate swaps. Securities determined to be other-than-temporarily impaired are written down to our estimate of fair market value. The Group has entered into five interest rate swap agreements to hedge against interest rate risk on its floating rate trust preferred securities. The estimated fair value of the interest rates swaps is obtained from the third-party financial institution counterparties.

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

Fixed maturity investments with unrealized losses for less than twelve months are primarily due to changes in the interest rate environment. At December 31, 2006 the Group has 198 fixed maturity securities with unrealized losses for more than twelve months. Of the 198 securities with unrealized losses for more than twelve months, 192 of them have fair values of no less than 96% or more of cost and the other 6 securities have a fair value greater than 93% of cost. The fixed income portfolio is invested 100% in investment grade securities, with the exception of one fixed maturity investment held with a value of $0.5 million, as of December 31, 2006, and these unrealized losses primarily reflect the current interest rate environment. The Group does not believe theses declines are other than temporary due to the credit quality of the holdings. The Group currently has the ability and intent to hold these securities until recovery.

There are 12 equity securities that are in an unrealized loss position at December 31, 2006. All of these securities have been in an unrealized loss position for less than six months. The Group believes these declines are not other than temporary as a result of reviewing the circumstances of each such security in an unrealized position. The Group currently has the ability and intent to hold these securities until recovery.

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

Results of our Commercial Lines segment were as follows. In 2007, the Group evaluated its methodology for allocating costs to its lines of business and adopted changes to such methodology in order to more accurately reflect the allocation of joint costs. This resulted in allocating less joint cost to the personal lines of business and more joint cost to the commercial lines of business, but with no net change in cost allocated to personal lines and commercial lines in the aggregate. Related 2006 and 2005 amounts have been reclassified to reflect this change in allocation methodology:

2006 vs. 2005 Commercial Lines (CL)	2006	2005	Change	% Change
	(Dollars in thousands)

CL Direct premiums written	$161,592	$67,715	$93,877	138.6%
CL Net premiums written	$123,829	$52,634	$71,195	135.3%
CL Net premiums earned	$115,461	$52,279	$63,182	120.9%
CL Loss/LAE expense ratio (GAAP)	63.7%	58.3%	5.4%
CL Expense ratio (GAAP)	32.8%	35.2%	(2.4)%
CL Combined ratio (GAAP)	96.5%	93.5%	3.0%

In 2006, our commercial lines direct premiums written increased by $93.9 million or 138.6% to $161.6 million as compared to direct written premium in 2005 of $67.7 million. This increase was due primarily to inclusion of the direct premiums written of FPIC for the entire year of 2006 compared to inclusion of direct premiums written of FPIC for only the fourth quarter in 2005. FPIC contributed $120.1 million and $27.9 million in direct premiums written for the year ending December 31, 2006 and fourth quarter ending December 31, 2005, respectively. Net premiums earned increased $63.2 million or 120.9% to $115.5 million in 2006 from $52.3 million in 2005, of which FPIC contributed $77.3 million and $13.9 million of net premiums earned for the year ending December 31, 2006 and fourth quarter ending December 31, 2005, respectively.

Effective January 1, 2006, FPIC restructured its property reinsurance agreement covering the first $2,000,000 of loss from an 80% quota share to a $1,650,000 excess of $350,000 excess of loss contract to take advantage of the Group’s capital. The restructuring also included the assumption of ceded unearned premium at January 1, 2006 by FPIC from the 2005 property quota share and casualty excess of loss agreements. These assumed premiums were then ceded into the respective 2006 treaties, which due to the reduced ceding rates, resulted in a $5.6 million increase in net written and earned premium for the year ending December 31, 2006.

During the third quarter of 2006, the Group commuted all reinsurance agreements with Alea. These reinsurance agreements included participation in the property quota share and casualty excess of loss treaties. As a result of the commutation, the Group received a cash payment of $4.5 million, and recorded a pre-tax net loss on commutation of $160,000.

In the commercial lines segment for 2006, we had underwriting income of $4.2 million, a GAAP combined ratio of 96.5%, a GAAP loss and loss adjustment expense ratio of 63.7% and a GAAP underwriting expense ratio of 32.8%, compared to underwriting income of $3.4 million, a GAAP combined ratio of 93.5%, a GAAP loss and loss adjustment expense ratio of 58.3% and a GAAP underwriting expense ratio of 35.2% in 2005. Our commercial lines loss ratio for 2006 reflects a frequency of losses reported within a normal range of our expectations, and includes a slight increase in severity compared to 2005.

Results of our Personal Lines segment were as follows. In 2007, the Group evaluated its methodology for allocating costs to its lines of business and adopted changes to such methodology in order to more accurately reflect the allocation of joint costs. This resulted in allocating less joint cost to the personal lines of business and more joint cost to the commercial lines of business, but with no net change in cost allocated to personal lines and commercial lines in the aggregate. Related 2006 and 2005 amounts have been reclassified to reflect this change in allocation methodology:

2006 vs. 2005 Personal Lines (PL)	2006	2005	Change	% Change
	(Dollars in thousands)

PL Direct premiums written	$24,153	$24,525	$(372)	(1.5)%
PL Net premiums written	$21,962	$22,632	$(670)	(3.0)%
PL Net premiums earned	$22,212	$22,481	$(269)	(1.2)%
PL Loss/LAE expense ratio (GAAP)	63.8%	57.4%	6.4%
PL Expense ratio (GAAP)	36.5%	40.7%	(4.2)%
PL Combined ratio (GAAP)	100.3%	98.1%	2.2%

Personal lines direct premiums written remained stable at $24.2 million and $24.5 million in 2006 and 2005, respectively. Net premiums written and earned also remained stable at $22.0 million and $22.2 million, respectively in 2006 compared to $22.6 million and $22.5 million, respectively in 2005.

In the personal lines segment for 2006, we had an underwriting loss of $0.1 million, a GAAP combined ratio of 100.3%, a GAAP loss and loss adjustment expense ratio of 63.8% and a GAAP underwriting expense ratio of 36.5%, compared to underwriting income of $0.4 million, a GAAP combined ratio of 98.1%, a GAAP loss and loss adjustment expense ratio of 57.4% and a GAAP underwriting expense ratio of 40.7% in 2005. The frequency and severity of losses in the personal lines book in 2006 was within the range of our normal expectations.

Underwriting Expenses and the Expense Ratio is discussed below.

2006 vs. 2005 Expenses and Expense Ratio	2006	2005	Change	% Change
	(Dollars in thousands)

Amortization of Deferred Acquisition Costs	$32,694	$16,849	$15,845	94.0%
As a % of net premiums earned	23.7%	22.5%	1.2%
Other underwriting expenses	13,242	10,766	2,476	23.0%
Total expenses excluding losses/LAE	$45,936	$27,615	$18,321	66.3%
Underwriting expense ratio	33.3%	36.9%	(3.6)%

Underwriting expenses increased by $18.3 million, or 66.3%, to $45.9 million in 2006, as compared to $27.6 million in 2005. The 66.3% increase in underwriting expenses primarily reflects the 84.2% increase in net premiums earned, offset by the inclusion of FPIC which operates at a lower expense ratio than that of the balance of the Group.

FPIG was included in the Group’s operating results from October 1, 2005. FPIC’s book of business tends to operate with higher loss ratios and lower expense ratios than the Group’s business prior to the acquisition. In addition, due to FPIC’s higher usage of reinsurance, it also records higher levels of ceded commission and contingent ceded commission. In the year ended December 31, 2006, the Group, based on FPIC’s reinsurance participations, recognized ceded commissions and net contingent ceded commissions on reinsurance contracts of $9.7 million and $1.2 million, respectively as compared to the year ended December 31, 2005, where the Group recognized ceded commissions and net contingent ceded commissions on reinsurance contracts relating to FPIC of $4.2 million and $1.5 million, respectively.

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

The Group’s insurance companies are required by law to maintain a certain minimum surplus on a statutory basis, and are subject to risk-based capital requirements and to regulations under which payment of a dividend from statutory surplus may be restricted and may require prior approval of regulatory authorities. See discussion of restrictions on dividends and distributions in the section “Business — Regulation”.

Additionally, there is a covenant in the Group’s line of credit agreement that requires the Group to maintain at least 50% of its insurance companies capacity to pay dividends without state regulation pre-approval.

As part of the funding of the acquisition of FPIG, MIC entered into a loan agreement with MIG, by which it advanced on September 30, 2005, a loan of $10 million with a 20-year note and a fixed interest rate of 4.75%, repayable in 20 equal annual installments. MIG has no special limitations on its ability to take periodic dividends from its insurance subsidiaries except for normal dividend restrictions administered by the respective domiciliary state regulators as described above. The Group believes that the resources available to MIG will be adequate for it to meet its obligation under the note to MIC, the line of credit and its other expenses.

On March 29, 2007, June 29, 2007, September 28, 2007 and December 28, 2007, MIG paid a quarterly shareholder dividend of $0.05 per common share. The amount of dividends paid out on these dates totaled $1.3 million, which amount was funded from the Group’s insurance companies, for which approval was sought and received (where necessary) from each of the insurance companies’ primary regulators.

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

The Group adopted a stock-based incentive plan at its 2004 annual meeting of shareholders. Pursuant to that plan, the Group may issue a total of 876,555 shares, which amount will increase automatically each year by 1% of the number of shares outstanding at the end of the preceding year. At December 31, 2007, the shares authorized under the plan have been increased under this provision to 1,075,870 shares. During 2007, the Group made no grants of restricted stock, incentive stock options and non-qualified stock options. A total of 3,000 shares of restricted stock and 19,400 incentive stock options were forfeited during 2007. A total of 14,100 incentive stock options granted under the Plan were exercised during 2007. Upon exercise, new shares were issued to the option holder.

On October 20, 2004, the Group’s Board of Directors authorized the repurchase of up to 250,000 additional shares of its common stock (in addition to the 250,000 share repurchase authorized June 16, 2004 and previously completed). The repurchase of the additional 250,000 shares was completed on March 2, 2005. The repurchased shares will be held as treasury shares available for issuance in connection with the Group’s 2004 Stock Incentive Plan. In the aggregate, 500,000 shares have been repurchased in the open market since the Conversion, at an aggregate cost of $6.3 million, or $12.53 per share, with 2005 purchases totaling $3.2 million, or $13.18 per share. In addition, 2,301 and 1,950 shares of stock were repurchased from employees in 2007 and 2006, respectively, in order to pay the required tax withholdings on the vesting of restricted stock under the stock incentive plan.

Total assets increased 8%, or $39.5 million, to $546.4 million, at December 31, 2007, from $507.0 million at December 31, 2006. The Group’s total investments increased $44.5 million or 15%, primarily due to net cash provided by operating activities. Prepaid reinsurance premiums decreased $6.9 million or 42%, primarily due to a change in certain of the Group’s reinsurance contracts for 2007, whereby fewer unearned premium reserves are ceded. Deferred policy acquisition costs increased $3.8 million or 23%, reflecting the increase to net unearned premium reserves.

Total liabilities increased 6%, or $21.9 million, to $413.0 million, at December 31, 2007, from $391.1 million at December 31, 2006, primarily a result of the increase in loss and loss adjustment expense reserves of $23.9 million or 10% and the increase in unearned premiums of $6.1 million, or 7%. Other reinsurance balances decreased $9.9 million or 40%, primarily due to a change in certain of the Group’s reinsurance contracts for 2007, whereby less premium is ceded.

Total stockholders’ equity increased 15%, or $17.6 million, to $133.4 million, at December 31, 2007, from $115.8 million at December 31, 2006, primarily due to net income of $14.2 million, unrealized gains on investment securities of $2.3 million, stock compensation plan amortization of $1.0 million and ESOP shares committed of $1.2 million, issuance of common stock of $0.2 million, offset by stockholder dividends of $1.3 million.

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

Pursuant to the protests, the Group has received $4.3 million in 2007 as a reimbursement of protested payments of retaliatory tax, including accrued interest, previously made by the Group for the periods 1999-2004. The refund has been recorded, after reduction for Federal income tax, in the amount of $2.8 million in the 2007 consolidated statement of earnings, with $2.5 million recorded in the quarter ended June 30, 2007, and $0.3 million recorded in the quarter ended September 30, 2007.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Group does not expect that the adoption of SFAS No. 157 will have a significant effect on operations, financial condition or liquidity.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates. Upon adoption, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Most of the provisions apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available for sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Group does not expect that the adoption of SFAS No. 159 will have a significant effect on operations, financial condition or liquidity.

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

OFF BALANCE SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Group was not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles at December 31, 2007 which would give rise to previously undisclosed market, credit or financing risk.

The Group and its subsidiaries have no significant contractual obligations at December 31, 2007, other than their insurance obligations under their policies of insurance, trust preferred securities, a line of credit obligation, and operating lease obligations. Projected cash disbursements pertaining to these obligations at December 31, 2007, are as follows:

	Jan. 1, 2008	Jan. 1, 2009	Jan. 1, 2011	After
	to Dec. 31,	to Dec. 31,	to Dec. 31,	Dec. 31,
	2008	2010	2012	2012	Total
	(In thousands)

Gross property and casualty insurance reserves	$59,735	75,697	43,902	95,065	$274,399
Trust preferred securities, net principal outstanding	—	—	—	15,559	15,559
Interest expense relating to trust preferred securities	1,290	2,780	2,783	28,332	35,185
Line of credit	3,000	—	—	—	3,000
Operating leases	411	818	749	2,976	4,954

Total contractual obligations	$64,436	79,295	47,434	141,932	$333,097

The timing of the amounts for gross property and casualty insurance reserves are an estimate based on historical experience and expectations of future payment patterns. However, the timing of these payments may vary significantly from the amounts state above.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General.  Market risk is the risk that we will incur losses due to adverse changes in market rates and prices. We have exposure to three principal types of market risk through our investment activities: interest rate risk, credit risk and equity risk. Our primary market risk exposure is to changes in interest rates. We have not entered, and do not plan to enter, into any derivative financial instruments for hedging, trading or speculative purposes, other than the interest rate swap agreements that hedge the floating rate trust preferred securities which were assumed as part of the FPIG acquisition on October 1, 2005.

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

The average duration of our fixed maturity investments, excluding mortgage-backed securities that are subject to prepayment, was approximately 3.5 years as of December 31, 2007. As a result, the market value of our investments may fluctuate in response to changes in interest rates. In addition, we may experience investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments.

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

	As of December 31, 2007
	Market Value
	−100 Basis	No Rate	+100 Basis
	Point Change	Change	Point Change
	(In thousands)

Bonds and preferred stocks	$340,660	$326,414	$311,332
Cash and cash equivalents	21,580	21,580	21,580

Total	$362,240	$347,994	$332,912

Credit Risk

The quality of our interest-bearing investments is generally good. The fixed income portfolio is invested 100% in investment grade securities, with the exception of one corporate security held with a market value of $0.4 million. For the year ended December 31, 2007, we incurred no impairment charges for other than temporarily impaired fixed-income securities.

Municipal Bond Holding Exposure

The overall credit quality, based on weighted average Standard & Poor’s (S&P) ratings or equivalent when the S&P rating is not available, of our $144.0 million municipal fixed income portfolio is:

•	“AAA” including insurance enhancement

•	“AA” excluding insurance enhancement

•	99% of the underlying ratings are “A−” or better

•	80% of the underlying ratings are “AA−” or better

The municipal fixed income portfolio with insurance enhancement represents $103.2 million, or 72% of the total municipal fixed income portfolio.

•	The average credit quality with insurance enhancement is “AAA”

•	The average credit quality without insurance enhancement is “AA”

•	Each municipal fixed income investment is evaluated based on its underlying credit fundamentals, irrespective of credit enhancement provided by bond insurers

The municipal fixed income portfolio without insurance enhancement represents $40.8 million, or 28% of the total municipal fixed income portfolio.

•	Average credit quality is “AAA−”

The following represents the Group’s municipal fixed income portfolio as of December 31, 2007:

	Average Credit	Market	% of Total	Unrealized
	Rating	Value	Muni	Gain
	(Dollars in thousands)

Uninsured Securities	AAA−	$40,855	28%	$294
Securities with Insurance Enhancement*	AAA	103,171	72%	859
Without Insurance Enhancement	AA−

Total		144,026	100%	1,153

	Market
Credit Enhancement	Value	% of Total
	(Dollars in thousands)

AMBAC	11,317	8%
FGIC	32,149	22%
FSA	31,268	22%
MBIA	28,436	20%
No Enhancement	33,941	24%
Other Enhancement	6,915	5%

Grand Total	144,026	100%

The following represents the Group’s ratings on the municipal fixed income portfolio as of December 31, 2007:

							Total Municipal		Total Municipal
							Fixed Income		Fixed Income
					Underlying Rating		Portfolio		Portfolio
			Insurance		of Insurance		(with Insurance		(without Insurance
	Uninsured		Enhanced		Enhanced		Enhancement)		Enhancement)
S&P or	Securities(1)		Securities(2)		Securities(3)		(1) + (2)		(1) + (3)
equivalent	Market	% of	Market	% of	Market	% of	Market	% of	Market	% of
ratings	Value	Total	Value	Total	Value	Total	Value	Total	Value	Total
	(Dollars in thousands)

AAA	$22,416	55%	$103,171	100%	$9,225	9%	$125,587	87%	$31,640	22%
AA+	6,045	15%			21,847	21%	6,045	4%	27,891	19%
AA	11,345	28%			29,772	29%	11,345	8%	41,117	29%
AA−	1,049	3%			21,472	21%	1,049	1%	22,521	16%
A+					8,732	8%			8,732	6%
A					7,994	8%			7,994	6%
A−					3,049	3%			3,049	2%
BBB−					1,081	1%			1,081	1%

Total	$40,855	100%	$103,171	100%	$103,171	100%	$144,026	100%	$144,026	100%

Average Rating	AAA−		AAA		AA		AAA		AA

Structured Product Exposure

The Group’s structured product exposure includes commercial mortgage backed securities (CMBS), residential mortgage backed securities (MBS) and asset backed securities (ABS). The total book value, as of December 31, 2007, was $87.4 million and represented 27% of the total fixed income portfolio.

As of December 31, 2007, CMBS holdings totaled $10.0 million (book value), representing 11% of the total structured product holdings. All CMBS securities are rated Aaa/AAA by either Moody’s, S&P, or Fitch.

As of December 31, 2007, MBS holdings totaled $61.0 million (book value), representing 70% of the total structured product holdings. The MBS securities consist of both pass-through and collateralized mortgage obligation (CMO) structures. The pass-throughs are all agency sponsored securities and have a Aaa/AAA rating. Among the CMO’s, a majority are agency sponsored and as a result, also have a Aaa/AAA rating. The non-agency backed securities represent 20% of the CMO holdings and 8% of total MBS holdings; five of six of such securities have a Aaa/AAA rating by Moody’s or S&P and one security is rated A by S&P.

As of December 31, 2007, ABS holdings totaled $16.4 million (book value), representing 19% of the total structured product holdings . The ABS securities consist of a diversified blend of subsectors including, automobile loan and credit card receivables, equipment financing, home equity, rate reduction bonds, among other ABS. Outside of a single holding of $500,000 par of home equity (sub-prime), all ABS securities are rated Aaa/AAA by Moody’s and S&P.

The ABS home equity subsector (holding sub-prime home equity loans) totaled $1.7 million (book value) on December 31, 2007, representing 10.4% of the ABS holdings and 2.0% of the total structured product holdings. This subsector exposure consists of five individual securities, of which two have a 100% credit enhancement. In the case that the monoline insurance companies were to be downgraded, the ratings on the ABS securities would receive the equivalent rating. Among the three securities without credit enhancement, two are rated Aaa/AAA and one is rated Aa2/AA by Moody’s and S&P.

There are two sectors where the Group has indirect exposure to subprime securities. These are the U.S. Agency and investment grade corporate sectors. As of December 31, 2007, The Group held $21.1 million (book value) of agency debt, consisting predominately of Freddie Mac and Fannie Mae.

The second sector of the market in which the Group has indirect exposure to subprime securities is the investment grade corporate market. As of December 31, 2007 the Group’s portfolio held $65.1 million (book value) of corporate bonds. Of these holdings, $6.0 million were in the banking sector, $3.8 million were in the brokerage sector, and $2.8 million were in the finance sector. The banking, brokerage, and finance sectors of the investment grade corporate market continue to face stresses and challenges. Although these issuers will continue to need to strengthen their reserves and write-off bad debts which will impact their earnings, it is expected that these issuers will continue to pay principal and interest when due.

Equity Risk

Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. Our exposure to changes in equity prices primarily results from our holdings of common stocks, mutual funds and other equities. Our portfolio of equity securities is carried on the balance sheet at fair value. Therefore, an adverse change in market prices of these securities would result in losses reflected in the balance sheet. Portfolio characteristics are analyzed regularly and market risk is actively managed through a variety of techniques. In accordance with accounting principles generally accepted in the United States of America, when an equity security becomes other than temporarily impaired, we record this impairment as a charge against earnings. For the year ended December 31, 2007, we recorded a pre-tax charge to earnings of $138,000 for write-downs of other than temporarily impaired equity securities.

Group and industry concentrations are monitored by the Board of Directors. At December 31, 2007, our equity portfolio made up 5.2% of the Group’s total investment portfolio. At December 31, 2007, the top ten equity holdings represented $7.5 million or 41.8% of the equity portfolio. Investments in the financial sector represented 33.5% while investments in pharmaceutical companies, retail specialty companies, energy companies and information technology companies represented 7.7%, 6.0%, 9.0% and 10.7%, respectively, of the equity portfolio at December 31, 2007. The table below summarizes the Group’s equity price risk and shows the effect of a hypothetical 20% increase and a 20% decrease in market prices as of December 31, 2007. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

		Estimated Fair	Hypothetical
Estimated Fair		Value After	Percentage Increase
Value of Equity		Hypothetical	(Decrease) in
Securities at	Hypothetical	Change in	Stockholders’
12/31/07	Price Change	Prices	Equity(1)
(Dollars in thousands)

$17,930	20% increase	$21,516	1.7%
$17,930	20% decrease	$14,344	(1.7)%

(1)	Net of tax

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Mercer Insurance Group, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Mercer Insurance Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercer Insurance Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

The Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mercer Insurance Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Philadelphia, Pennsylvania
March 17, 2008

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2007 and 2006

	2007	2006
	(Dollars in thousands, except share amounts)

ASSETS
Investments, at fair value:
Fixed-income securities, available for sale, at fair value (cost $321,978 and $274,769, respectively)	$324,238	273,454
Equity securities, at fair value (cost $12,500 and $10,940, respectively)	17,930	16,522
Short-term investments, at cost, which approximates fair value	—	7,692

Total investments	342,168	297,668
Cash and cash equivalents	21,580	17,618
Premiums receivable	36,339	38,030
Reinsurance receivables	83,844	87,987
Prepaid reinsurance premiums	9,486	16,383
Deferred policy acquisition costs	20,528	16,708
Accrued investment income	3,582	3,204
Property and equipment, net	13,056	11,936
Deferred income taxes	7,670	7,775
Goodwill	5,416	5,625
Other assets	2,766	4,033

Total assets	$546,435	506,967

LIABILITIES AND EQUITY
Liabilities:
Losses and loss adjustment expenses	$274,399	250,455
Unearned premiums	88,024	81,930
Accounts payable and accrued expenses	14,622	13,442
Other reinsurance balances	14,734	24,588
Trust preferred securities	15,559	15,542
Advances under line of credit	3,000	3,000
Other liabilities	2,691	2,171

Total liabilities	413,029	391,128

Stockholders’ Equity:
Preferred stock, no par value, authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value, authorized 15,000,000 shares, issued 7,075,333 shares and 7,064,233 shares, outstanding 6,717,693 and 6,582,232 shares	—	—
Additional paid-in capital	70,394	68,473
Accumulated other comprehensive income	4,896	2,815
Retained Earnings	67,613	54,629
Unearned ESOP shares	(3,131)	(3,757)
Treasury stock, 505,814 and 503,513 shares	(6,366)	(6,321)

Total stockholders’ equity	133,406	115,839

Total liabilities and stockholders’ equity	$546,435	506,967

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings
Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Dollars in thousands, except per share data)

Revenue:
Net premiums earned	$146,675	137,673	74,760
Investment income, net of expenses	13,053	10,070	4,467
Net realized investment gains	24	151	1,267
Other revenue	1,929	2,035	772

Total revenue	161,681	149,929	81,266

Expenses:
Losses and loss adjustment expenses	91,186	87,697	43,384
Amortization of deferred policy acquisition costs (related party amounts of $1,141, $1,212 and $1,256, respectively)	38,763	32,694	16,849
Other expenses	10,528	13,242	10,766
Interest expense	1,215	1,212	306

Total expenses	141,692	134,845	71,305
Income before income taxes	19,989	15,084	9,961
Income taxes	5,754	4,449	2,941

Net income	$14,235	10,635	7,020

Net income per common share:
Basic	$2.32	1.77	1.18
Diluted	$2.25	1.71	1.14

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2007, 2006 and 2005

				Accumulated		Unearned
			Additional	other		restricted	Unearned
	Preferred	Common	paid-in	comprehensive	Retained	stock	ESOP	Treasury
	stock	stock	capital	income	earnings	compensation	shares	stock	Total
	(Dollars in thousands)

Balance, December 31, 2004	$—	—	67,651	5,186	37,876	(2,242)	(5,009)	(3,054)	100,408
Net income					7,020				7,020
Unrealized losses on securities:
Unrealized holding losses arising during period, net of related income tax benefit of $772				(1,499)					(1,499)
Less reclassification adjustment for gains included in net income, net of related income tax expense of $431				(836)					(836)

Other comprehensive loss									(2,335)

Comprehensive income									4,685

Forfeiture of restricted stock grant			(92)			92
Unearned restricted stock compensation			197			(197)
Amortization of restricted stock compensation						693			693
Tax benefit from stock compensation plan			11						11
ESOP shares committed			206				626		832
Treasury stock purchased								(3,230)	(3,230)

Balance, December 31, 2005	$—	—	67,973	2,851	44,896	(1,654)	(4,383)	(6,284)	103,399
Net income					10,635				10,635
Unrealized gains on securities:
Unrealized holding gains arising during period, net of related income tax expense of $62				120					120
Less reclassification adjustment for gains included in net income, net of related income tax expense of $80				(156)					(156)

Other comprehensive loss									(36)

Comprehensive income									10,599

Reclassification of unearned restricted stock compensation			(1,654)			1,654			—
Stock compensation plan amortization			1,398						1,398
Tax benefit from stock compensation plan			129						129
ESOP shares committed			627				626		1,253
Treasury stock purchased								(37)	(37)
Dividends to shareholders					(902)				(902)

Balance, December 31, 2006	$—	—	68,473	2,815	54,629	—	(3,757)	(6,321)	115,839

Net income					14,235				14,235
Unrealized gains on securities:
Unrealized holding gains arising during period, net of related income tax benefit of $1,436				2,787					2,787
Less reclassification adjustment for gains included in net income, net of related income tax benefit of $271				(527)					(527)
Defined benefit pension plan, net of related income tax benefit of $92				(179)					(179)

Other comprehensive income									2,081

Comprehensive income									16,316

Stock compensation plan amortization			1,043						1,043
Tax benefit from stock compensation plan			153						153
ESOP shares committed			549				626		1,175
Treasury stock purchased								(45)	(45)
Issuance of common stock			176						176
Dividends to shareholders					(1,251)				(1,251)

Balance, December 31, 2007	$—	—	70,394	4,896	67,613	—	(3,131)	(6,366)	133,406

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$14,235	10,635	7,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	2,135	2,587	1,895
Net amortization of premium	1,272	1,039	592
Amortization of restricted stock compensation	1,043	1,398	704
ESOP share commitment	1,175	1,253	832
Net realized investment gains	(24)	(151)	(1,267)
Deferred income tax	(967)	(4,168)	380
Change in assets and liabilities:
Premiums receivable	1,691	(533)	4,408
Reinsurance receivables	4,143	(8,773)	(3,155)
Prepaid reinsurance premiums	6,897	5,171	1,301
Deferred policy acquisition costs	(3,820)	(5,919)	(2,775)
Other assets	319	388	(1,759)
Losses and loss adjustment expenses	23,944	38,776	10,232
Unearned premiums	6,094	2,948	(795)
Other reinsurance balances	(9,854)	6,014	(3,319)
Other	897	6	(927)

Net cash provided by operating activities	49,180	50,671	13,367

Cash flows from investing activities:
Purchase of fixed income securities, available for sale	(84,083)	(193,614)	(35,054)
Purchase of equity securities	(3,632)	(5,543)	(1,012)
Sale (purchase) of short-term investments, net	7,692	(3,403)	(4,289)
Sale and maturity of fixed income securities, available for sale	35,602	148,593	56,228
Sale of equity securities	3,425	3,844	10,309
Purchase of subsidiary, net of cash acquired	—	—	(30,276)
Purchase of property and equipment, net	(3,255)	(2,797)	(1,655)

Net cash used in investing activities	(44,251)	(52,920)	(5,749)

Cash flows from financing activities:
Purchase of treasury stock	(45)	(37)	(3,230)
Tax benefit from stock compensation plans	153	129	—
Proceeds from issuance of common stock	176	—	—
Dividends to shareholders	(1,251)	(902)	—

Net cash used in financing activities	(967)	(810)	(3,230)

Net increase (decrease) in cash and cash equivalents	3,962	(3,059)	4,388
Cash and cash equivalents at beginning of year	17,618	20,677	16,289

Cash and cash equivalents at end of year	$21,580	17,618	20,677

Cash paid during the year for:
Interest	$1,163	1,222	353
Income taxes	$5,900	7,745	3,550

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Description of Business

Mercer Insurance Group, Inc. (MIG) and subsidiaries (collectively, the Group) includes Mercer Insurance Company (MIC), its subsidiaries Queenstown Holding Company, Inc. (QHC) and its subsidiary Mercer Insurance Company of New Jersey, Inc. (MICNJ), Franklin Holding Company, Inc. (FHC) and its subsidiary Franklin Insurance Company (FIC), and BICUS Services Corporation (BICUS). Effective October 1, 2005, MIG acquired Financial Pacific Insurance Group, Inc. (FPIG) and its subsidiaries Financial Pacific Insurance Company (FPIC) and Financial Pacific Insurance Agency (FPIA), which is currently inactive after having sold the opportunity to solicit renewals to an unrelated agency for a fixed commission for one year, commencing in October, 2006. FPIG also holds an interest in three statutory business trusts that were formed for the purpose of issuing Floating Rate Capital Securities (see note 18).

The companies in the Group are operated under common management. The Group’s operating subsidiaries are licensed collectively in twenty two states, but are currently focused on doing business in seven states; Arizona, California, Nevada, New Jersey, New York, Oregon and Pennsylvania. MIC and MICNJ recently became licensed to write property and casualty insurance in New York. FPIC holds an additional fifteen state licenses outside of the Group’s current focus area. Currently, only direct mail surety is being written in some of these states.

The Group’s business activities are separated into three operating segments, which are commercial lines of insurance, personal lines of insurance and the investment function. The commercial lines of business consist primarily of multi-peril and commercial auto coverage. These two commercial lines represented 64% and 17%, respectively, of the Group’s net premiums written in 2007 and 61% and 14%, respectively, of the Group’s net premiums written in 2006. The personal lines business consists primarily of homeowners insurance in Pennsylvania and New Jersey and private passenger automobile insurance in Pennsylvania. These two personal lines represented 8% and 4%, respectively, of the Group’s net written premiums in 2007 and 10% and 4%, respectively, of the Group’s net written premiums in 2006.

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

The preparation of the accompanying financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates include liabilities for losses and loss adjustment expenses, deferred policy acquisition costs, reinsurance, deferred income tax assets and investment valuation and assessment of other than temporary impairment of investments. Actual results could differ from those estimates.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(d)	Concentration of Risk

The Group’s business is subject to concentration risk with respect to geographic concentration. Although the Group’s operating subsidiaries are licensed collectively in twenty two states, direct premiums written for three states, California, New Jersey and Pennsylvania, constituted 55%, 27% and 7% of the 2007 direct premium written, 53%, 28% and 8% of the 2006 direct premium written, and 25%, 54%, and 16% of the 2005 direct premium written. Consequently, changes in the California, New Jersey or Pennsylvania legal, regulatory or economic environment could adversely affect the Group.

For the year ending December 31, 2007 and 2006, there were no agents in the Group that individually produced greater than 5% of the Group’s direct written premiums. For the year ending December 31, 2005, approximately 17% of the Group’s direct premiums written were produced by two agents, including one who is a related party (see Note 16 for information about related party transactions).

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

Interest on fixed-income securities is credited to income as it accrues on the principal amounts outstanding, adjusted for amortization of premiums and accretion of discounts computed utilizing the effective interest rate method. Premiums and discounts on mortgage-backed securities are amortized/accreted using anticipated prepayments with changes in anticipated prepayments, which are evaluated semi-annually, accounted for prospectively. The model used to determine anticipated prepayment assumptions for mortgage-backed securities uses separate home sale, refinancing, curtailment, and full pay-off components, derived from a variety of industry sources as used by the Group’s fixed income securities manager.

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

Cash and cash equivalents as of December 31, 2007 and 2006 include restricted cash of $506 and $683, respectively, consisting of funds held for surety bonds.

(g)	Fair Values of Financial Instruments

The Group has used the following methods and assumptions in estimating its fair values:

Investments — The fair values for fixed-income securities available for sale are based on quoted market prices, when available. If not available, fair values are based on values obtained from investment brokers. Fair values for marketable equity securities are based on quoted market prices.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The fair value of an equity security the Group holds in a reinsurance company is based on the estimated selling price of the company based on current offers, which is lower than statutory book value. After receipt of a bona fide offer to purchase this security, the stock must first be offered to the investors or its other shareholders at the lower of statutory book value or the offered price. The investors also have the ability to determine that the potential purchaser is not appropriate and void such an offer. The carrying value of this investment was $776 and $938 at December 31, 2007 and 2006, respectively.

Cash and cash equivalents, and short-term investments — The carrying amounts reported in the consolidated balance sheet for these instruments approximate their fair values.

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

The Group cedes insurance to, and assumes insurance from, unrelated insurers to limit its maximum loss exposure through risk diversification. Ceded reinsurance receivables and unearned premiums are reported as assets; loss and loss adjustment expense reserves are reported gross of ceded reinsurance credits, unless the reinsurance contract includes a right of offset. Premiums receivable is recorded gross of ceded premiums payable. An allowance for estimated uncollectible reinsurance is recorded based on an evaluation of balances due from reinsurers and other available information.

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

The Group applies the provisions of Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” to account for internally developed computer software costs. In accordance with SOP 98-1, the Group has capitalized $2,499, $942 and $939 in software development costs, respectively, in 2007, 2006 and 2005. Amortization expense of $648 and $641, respectively, was recorded in 2007 and 2006. The unamortized balance was $3,973 and $2,122 at December 31, 2007 and 2006, respectively. These costs are amortized over their useful lives, ranging from three to five years, from the dates the systems technology becomes operational.

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

Estimates of liabilities for losses and loss adjustment are necessarily based on estimates, and the amount of losses and loss adjustment expenses ultimately paid may be more or less than such estimates. Changes in the estimates for losses and loss adjustment expenses are recognized in the period in which they are determined.

(m)	Share-Based Compensation

The Group makes grants of qualified (ISO’s) and non-qualified stock options (NQO’s), and non-vested shares (restricted stock) under its stock incentive plan. Stock options are granted at prices that are not less than market price at the date of grant, vest over a period of three or five years, and are outstanding for a period of ten years for ISO’s and ten years and one month for NQO’s. Restricted stock grants vest over a period of three to five years.

Prior to January 1, 2006, the Group accounted for this plan under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”. Under the principles of APB 25, as permitted by SFAS No. 123, stock-based compensation was recognized for grants of restricted stock in the consolidated statement of earnings for the year ended December 31, 2005, but not for grants of stock options because options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Group adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment”, using the modified-prospective-transition method. Consolidated statement of earnings for prior periods have not been retrospectively adjusted for SFAS No. 123R.

The Group adopted SFAS No. 123R on January 1, 2006 with no impact upon adoption. The compensation expense recorded (after tax benefit) in the consolidated statements of earnings for stock options (net of forfeitures) for the years ended December 31, 2007 and 2006 was $439 and $555, respectively. The compensation expense recorded (after tax benefit) in the consolidated statements of earnings for restricted stock (net of forfeitures) for the years ended December 31, 2007 and 2006 was $336 and $442, respectively. There would have been no charge to

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

earnings for stock option grants if the Group had continued to account for stock-based compensation under APB 25 for unvested stock options. SFAS No. 123R also eliminated the presentation of the contra-equity account “Unearned restricted stock compensation,” resulting in a reclass of $1,654 to Additional paid-in capital upon adoption.

As of December 31, 2007, the Group has $1.0 of unrecognized total compensation cost related to non-vested stock options and restricted stock, based on the estimated grant date fair value. That cost will be recognized over the remaining weighted-average vesting period of 2.1 years.

The following table shows the pro-forma effect on the consolidated statement of earnings and earnings per share as if the Group had applied SFAS No. 123 to stock options granted under its plan prior to the adoption of SFAS No. 123R on January 1, 2006.

Year Ended
December 31,
2005

Net income, as reported	7,020
Plus: Share-based compensation expense included in reported net income, net of related tax effects	457
Less: Total share-based compensation expense determined under fair value based method for all awards, net of related tax effects	(995)
Pro forma net income	6,482
Basic earnings per share:
As reported	1.18
Pro forma	1.09
Diluted earnings per share:
As reported	1.14
Pro forma	1.05

(n)	Income Taxes

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

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Group determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Group has two reporting units with goodwill as of December 31, 2007 and 2006. The Group performed the annual impairment tests as of December 31, 2007 and 2006, and the results indicated that the fair value of the reporting units exceeded their carrying amounts.

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

(p)	Derivative Instruments and Hedging Activities

The Group entered into four interest rate swap agreements to hedge against interest rate risk on its floating rate Trust preferred securities. Interest rate swaps are contracts to convert, for a period of time, the floating rate of the Trust preferred securities into a fixed rate without exchanging the instruments themselves.

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

(r)	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Group does not expect that the adoption of SFAS No. 157 will have a significant effect on operations, financial condition or liquidity.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates. Upon adoption, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Most of the provisions apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available for sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Group does not expect that the adoption of SFAS No. 159 will have a significant effect on operations, financial condition or liquidity.

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

(s)	Reclassifications

Reclassifications have been made in the 2006 and 2005 financial statements and notes to conform them to the presentation of the 2007 financial statements.

(2)	INVESTMENTS

Net investment income, net realized investment gains (losses), and change in unrealized gains (losses) on investment securities are as follows.

Net investment income and net realized investment gains (losses):

	2007	2006	2005

Investment income:
Fixed income securities	$13,356	11,044	5,195
Equity securities	319	514	559
Cash and equivalents	613	614	636
Other	829	245	112

Gross investment income	15,117	12,417	6,502
Less investment expenses	2,064	2,347	2,035

Net investment income	13,053	10,070	4,467

Net realized gains (losses):
Fixed income securities	—	(402)	(608)
Equity securities, net	798	638	1,751
Mark-to-market valuation for interest rate swaps	(774)	(94)	122
Other	—	9	2

Net realized investment gains	24	151	1,267

Net investment income and net realized investment gains	$13,077	10,221	5,734

Investment expenses include salaries, advisory fees and other miscellaneous expenses attributable to the maintenance of investment activities.

The changes in unrealized (losses) gains of securities are as follows:

	2007	2006	2005

Fixed-income securities	$3,575	747	(1,617)
Equity securities	(152)	(800)	(1,920)

	$3,423	(53)	(3,537)

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The cost and estimated market value of available-for-sale fixed-income and equity investment securities at December 31, 2007 and 2006 are shown below.

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost(1)	Gains	Losses	Value

2007
Fixed-income securities, available for sale:
U.S. government and government agencies(2)	$83,016	814	115	83,715
Obligations of states and political subdivisions	142,873	1,230	77	144,026
Industrial and miscellaneous	65,109	552	453	65,208
Mortgage-backed securities	30,980	412	103	31,289

Total fixed maturities	321,978	3,008	748	324,238

Equity securities:
At estimated market value	12,500	5,726	296	17,930

Total	$334,478	8,734	1,044	342,168

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost(1)	Gains	Losses	Value

2006
Fixed-income securities, available for sale:
U.S. government and government agencies	$75,683	191	893	74,981
Obligations of states and political subdivisions	116,361	579	642	116,298
Industrial and miscellaneous	53,298	203	784	52,717
Mortgage-backed securities	29,427	214	183	29,458

Total fixed maturities	274,769	1,187	2,502	273,454

Equity securities:
At estimated market value	10,940	5,682	100	16,522

Total	$285,709	6,869	2,602	289,976

(1)	Original cost of equity securities; original cost of fixed-income securities adjusted for amortization of premium and accretion of discount.

(2)	Includes approximately $56,142 and $48,840 (cost) and $56,637 and $48,548 (estimated fair value) of mortgage-backed securities backed by the U.S. government and government agencies as of December 31, 2007 and 2006, respectively.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The estimated market value and unrealized loss for securities in a temporary unrealized loss position as of December 31, 2007 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$6,242	$24	$12,089	$91	$18,331	$115
Obligations of states and political	—	—	—	—
subdivisions	4,535	9	12,386	68	16,921	77
Corporate securities	5,586	108	22,842	345	28,428	453
Mortgage-backed securities	484	16	7,679	87	8,163	103

Total fixed maturities	16,847	157	54,996	591	71,843	748

Total equity securities	4,155	276	84	20	4,239	296

Total securities in a temporary unrealized loss position	$21,002	$433	$55,080	$611	$76,082	$1,044

Fixed maturity investments with unrealized losses for less than twelve months are primarily due to changes in the interest rate environment. At December 31, 2007 the Group has 74 fixed maturity securities with unrealized losses for more than twelve months. Of the 74 securities with unrealized losses for more than twelve months, 72 of them have fair values of no less than 94% or more of cost, and the other 2 securities have a fair value greater than 89% of cost. The fixed income portfolio is invested 100% in investment grade securities, with the exception of one corporate security held with a market value of $0.4 million, and these unrealized losses primarily reflect the current interest rate environment. The Group does not believe theses declines are other than temporary due to the credit quality of the holdings. The Group currently has the ability and intent to hold these securities until recovery.

There are 16 common stock securities that are in an unrealized loss position at December 31, 2007. All of these securities have been in an unrealized loss position for less than six months. There are 7 preferred stock securities that are in an unrealized loss position at December 31, 2007. Five preferred stock securities have been in an unrealized loss position for less than six months. One preferred stock security has been in an unrealized loss position for more than six months but less than twelve months and one preferred stock security has been in an unrealized loss position for more than twelve months. The Group believes these declines are not other than temporary as a result of reviewing the circumstances of each such security in an unrealized position. The Group currently has the ability and intent to hold these securities until recovery.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The estimated market value and unrealized loss for securities in a temporary unrealized loss position as of December 31, 2006 are as follows:

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

Fixed maturity investments with unrealized losses for less than twelve months are primarily due to changes in the interest rate environment. At December 31, 2006 the Group has 198 fixed maturity securities with unrealized losses for more than twelve months. Of the 198 securities with unrealized losses for more than twelve months, 192 of them have fair values of no less than 96% or more of cost and the other 6 securities have a fair value greater than 93% of cost. The fixed income portfolio is invested 100% in investment grade securities, with the exception of one fixed maturity investment held with a value of $0.5 million, as of December 31, 2006, and these unrealized losses primarily reflect the current interest rate environment. The Group does not believe theses declines are other than temporary due to the credit quality of the holdings. The Group currently has the ability and intent to hold these securities until recovery.

There are 12 equity securities that are in an unrealized loss position at December 31, 2006. All of these securities have been in an unrealized loss position for less than six months. The Group believes these declines are not other than temporary as a result of reviewing the circumstances of each such security in an unrealized position. The Group currently has the ability and intent to hold these securities until recovery.

The amortized cost and estimated fair value of fixed-income securities at December 31, 2007, by contractual maturity, are shown below (note that mortgage-backed securities in the below table include securities backed by the U.S. government and agencies). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$13,210	13,217
Due after one year through five years	83,197	83,572
Due after five years through ten years	88,870	89,551
Due after ten years	49,579	49,972

	234,856	236,312
Mortgage-backed securities	87,122	87,926

	$321,978	324,238

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The gross realized gains and losses on investment securities are as follows:

	2007	2006	2005

Gross realized gains	$1,032	1,023	2,386
Gross realized losses	(1,008)	(872)	(1,119)

	$24	151	1,267

The gross realized investment losses included write-downs for the other than temporary impairment of securities totaling $138, $121 and $517 for the years ended 2007, 2006 and 2005, respectively.

Proceeds from the sales of securities were $39,027, $152,438 and $66,537 in 2007, 2006, and 2005, respectively.

Accumulated other comprehensive income was net of deferred income taxes of $2,615 and $1,451 applicable to net unrealized investment gains at December 31, 2007 and 2006, respectively.

The amortized cost of invested securities on deposit with regulatory authorities at December 31, 2007 and 2006 was $4,913 and $4,954, respectively.

(3)	DEFERRED POLICY ACQUISITION COSTS

Changes in deferred policy acquisition costs are as follows:

	2007	2006	2005

Balance, January 1	$16,708	10,789	8,014
Acquisition costs deferred	42,583	38,613	19,624
Amortization charged to earnings	(38,763)	(32,694)	(16,849)

Balance, December 31	$20,528	16,708	10,789

(4)	PROPERTY AND EQUIPMENT

Property and equipment was as follows:

	2007	2006

Property and equipment:
Land	$1,720	1,720
Buildings and improvements	7,607	7,607
Furniture, fixtures, and equipment	15,556	12,850

	24,883	22,177
Accumulated depreciation	(11,827)	(10,241)

	$13,056	11,936

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(5)	LIABILITIES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

Activity in the liabilities for losses and loss adjustment expenses is summarized as follows:

	2007	2006	2005

Balance at January 1	$250,455	211,679	36,028
Less reinsurance recoverable on unpaid losses and loss expenses	(85,933)	(78,744)	(3,063)

Net balance, January 1	164,522	132,935	32,965
Reserves acquired in subsidiary acquisition, net	—	—	91,894

Net balance, as adjusted	164,522	132,935	124,859
Incurred related to:
Current year	83,015	79,275	43,921
Prior years	8,171	8,422	(537)

Total incurred	91,186	87,697	43,384

Paid related to:
Current year	22,589	23,284	20,729
Prior years	41,102	32,826	14,579

Total paid	63,691	56,110	35,308

Net balance, December 31	192,017	164,522	132,935
Plus reinsurance recoverable on unpaid losses and loss expenses	82,382	85,933	78,744

Balance at December 31	$274,399	250,455	211,679

As a result of changes in estimates of insured events in prior years, the liabilities for losses and loss adjustment expenses increased by $8.2 million and $8.4 million in 2007 and 2006, respectively and decreased by $0.5 million 2005.

The following table presents the increase (decrease) in the liability for unpaid losses and loss adjustment expenses attributable to insured events of prior years incurred in the year ended December 31, 2007 by line of business. Amounts shown in the 2005 column of the table include all 2005 and prior accident year development for FPIC, which was acquired on October 1, 2005, and accounted for as a purchase business combination.

		Year Ended December 31,
				2004
	Total	2006	2005	and Prior
		(In thousands)

Commercial multi-peril	$5,911	$(1,792)	$7,655	$48
Commercial automobile	(2,504)	(1,786)	(749)	31
Other liability	4,388	1,068	1,155	2,165
Workers’ compensation	(787)	153	(184)	(756)
Homeowners	1,220	377	270	573
Personal automobile	101	(197)	212	86
Other lines	(158)	(33)	27	(152)

Net prior year development	$8,171	$(2,210)	$8,386	$1,995

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Each quarter, we compute our estimated ultimate liability using actuarial principles and procedures applicable to the lines of business written. The establishment of loss and loss adjustment expense reserves is an inherently uncertain process and reserve uncertainty stems from a variety of sources. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustment is made. A discussion of factors contributing to an increase (decrease) in the liability for unpaid losses and loss adjustment expenses for the Group’s three major lines of business, representing 88% of net loss and loss adjustment reserves at December 31, 2007, follows:

Commercial multi-peril

With $140.0 million of recorded reserves, net of reinsurance, at December 31, 2007, commercial multi-peril is the line of business that carries the largest net loss and loss adjustment expense reserves, representing 73% of the Group’s total carried net loss and loss adjustment expense reserves at December 31, 2007. As a result of changes in estimates of insured events in prior years, the liabilities for prior year losses and loss adjustment expenses for the commercial multi-peril line of business increased by $5.9 million in 2007. The majority of this development relates to loss adjustment reserves for 2005 and prior accident years of our West coast operations.

The strengthening of net loss and loss adjustment expense reserves in the commercial multi-peril line reflects refinement in the assumptions and techniques supporting the reserve estimates, primarily on the contractor liability book of business. Contractor liability claims, particularly construction defect claims, are long-tailed in nature and develop over a period of ten to twelve years, based on the related statute of limitations. The increase in our estimates of insured events of prior years relates primarily to a higher than expected level of claims being reported in 2007 for such prior years. Actuarial methods are used to predict future development which is assumed to follow an expected pattern that is supported by historical data and industry trends. This line of business and related reserving assumptions are inherently uncertain and several factors, including newly observed trends, taken into consideration in the actuarial analysis can cause volatility in the determination of net ultimate losses.

Commercial automobile

With $16.6 million of recorded reserves, net of reinsurance, at December 31, 2007, commercial automobile is the Group’s second largest reserved line of business, representing 9% of the Group’s total carried net loss and loss adjustment expense reserves at December 31, 2007. As a result of changes in estimates of insured events in prior years, the liabilities for losses and loss adjustment expenses for the commercial automobile line of business decreased by $2.5 million in 2007. The development of net ultimate losses on the commercial automobile line of business was better than expected in 2007, primarily as a result of a reduction in claims frequency and a lower than expected incurred in the West coast business.

Other liability

With $12.4 million of recorded reserves, net of reinsurance, at December 31, 2007, other liability is the Group’s third largest reserved line of business, representing 6% of the Group’s total carried net loss and loss adjustment expense reserves at December 31, 2007. As a result of changes in estimates of insured events in prior years, the liabilities for losses and loss adjustment expenses for the other liability line of business increased by $4.4 million in 2007. The development of net ultimate losses on the other liability line of business was primarily the result of increased loss reserves and outside litigation expenses on larger East coast claims that are in the process of settlement.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table presents the increase (decrease) in the liability for unpaid losses and loss adjustment expenses attributable to insured events of prior years incurred in the year ended December 31, 2006 by line of business. Amounts shown in the 2005 column of the table include all 2005 and prior accident year development for FPIC, which was acquired on October 1, 2005, and accounted for as a purchase business combination.

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

In the ordinary course of business, the Group seeks to limit its exposure to loss on individual claims and from the effects of catastrophes by entering into reinsurance contracts with other insurance companies. Reinsurance is ceded on excess of loss and pro-rata bases with the Group’s retention in 2007 not exceeding $750 per occurrence and in 2006 and 2005 not exceeding $500 per occurrence. Insurance ceded by the Group does not relieve it of its primary liability as the originating insurer.

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

Prior to 2007, some of the Group’s reinsurance treaties (primarily FPIC treaties) included provisions that establish minimum and maximum cessions and allow limited participation in the profit of the ceded business. Generally, the Group shares on a limited basis in the profitability through contingent ceding commissions. Exposure to the loss experience is contractually defined at minimum and maximum levels, and the terms of such contracts are fixed at inception. Since estimating the emergence of claims to the applicable reinsurance layers is subject to significant uncertainty, the net amounts that will ultimately be realized may vary significantly from the estimated amounts presented in the Group’s results of operations.

Effective January 1, 2006, FPIC restructured its property reinsurance agreement covering the first $2,000 of loss from an 80% quota share to a $1,650 excess of $350 excess of loss contract to take advantage of the Group’s capital. The restructuring also included the assumption of ceded unearned premium at January 1, 2006 by FPIC from the 2005 property quota share and casualty excess of loss agreements. These assumed premiums were then ceded into the respective 2006 treaties, which due to the reduced ceding rates, resulted in a $5.6 million increase in net written and earned premium for the year ended December 31, 2006. There was no similar impact in 2007 relating to this restructuring.

During the third quarter of 2006, the Group commuted all reinsurance agreements with Alea North America Insurance Company (Alea). These reinsurance agreements included participation in the property quota share and casualty excess of loss treaties. As a result of the commutation, the Group received a cash payment of $4.5 million, and recorded a pre-tax net loss on commutation of $160.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The effect of reinsurance with unrelated insurers on premiums written and earned is as follows:

	2007	2006	2005

Premiums written:
Direct	$182,907	185,745	92,240
Assumed	1,383	2,374	2,868
Ceded	(24,623)	(42,328)	(19,842)

Net	$159,667	145,791	75,266

Premiums earned:
Direct	$176,395	182,633	93,205
Assumed	1,801	2,539	2,696
Ceded	(31,521)	(47,499)	(21,141)

Net	$146,675	137,673	74,760

The effect of reinsurance with unrelated insurers on unearned premiums as of December 31, 2007 and 2006 is as follows:

	2007	2006

Direct	$87,487	80,976
Assumed	537	954

Gross	$88,024	81,930

The effect of reinsurance with unrelated insurers on the liability for losses and loss adjustment expenses, and on losses and loss adjustment expenses incurred is as follows:

	2007	2006

Liabilities:
Direct	$268,438	244,316
Assumed	5,961	6,139

Gross	$274,399	250,455

	2007	2006	2005

Losses and loss expenses incurred:
Direct	$107,141	115,995	48,856
Assumed	1,185	3,908	2,249
Ceded	(17,140)	(32,206)	(7,721)

Net	$91,186	87,697	43,384

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

The Group maintains a 401(k) qualified retirement savings plan covering substantially all employees. Benefits are based on an employee’s annual compensation, with new employees participating after a six-month waiting period. The Group matches a percentage of each employees’ pre-tax contribution and also contributes an amount equal to 2% of each employee’s annual compensation. Deferral amounts in excess of the qualified plan limitations, as well as Group contributions on such compensation, are funded into nonqualified plans benefiting affected individuals. The cost for these benefits was $510, $469 and $177 for 2007, 2006 and 2005, respectively. In addition, the Group generally makes a discretionary contribution each year, based on Group profitability, to both the qualified 401(k) plan, and, where applicable, to the nonqualified plans. The cost for this portion of the retirement plan was $463, $389 and $201 for 2007, 2006 and 2005, respectively.

The Group sponsored the FPIG 401(k) Plan for employees of FPIG effective with the acquisition of FPIG on October 1, 2005 (see note 11). All employees of FPIC, as defined in the FPIG 401(k) Plan, who have completed six months of service were eligible for participation in the Plan. The Group matched 100% of the employee’s pre-tax contribution up to $2, on an annual basis. In the fourth quarter of 2005, the Group recognized a cost of $19 for the FPIG 401(k) Plan. Effective January 1, 2006, the FPIG 401(k) Plan was terminated and all eligible employees were rolled into the Group’s 401(k) Plan described in the preceding paragraph.

The Group has an unfunded noncontributory defined benefit plan for its directors. The plan provides for monthly payments for life upon retirement, with a minimum payment period of ten years. The net periodic benefit cost for this plan amounted to $166, $145, and $115 for 2007, 2006, and 2005 respectively. Assumptions used in estimating the projected benefit obligation of the plan are the discount rate (6.3% in 2007 and 6.0% in 2006) and retirement age (65). Benefit payments for the plan were $34 in 2007 and 2006. Costs accrued under this plan amounted to $1,301 and $897 at December 31, 2007 and 2006, respectively.

The Group also maintains nonqualified deferred compensation plans for its directors and officers. Under the plans, participants may elect to defer receipt of all or a portion of their fees or salary amounts, although there is no match by the Group. Amounts deferred by directors and officers, together with accumulated earnings, are distributed either as a lump sum or in installments over a period of not greater than ten years. Deferred compensation, including accumulated earnings, amounted to $1,438 and $1,222 at December 31, 2007 and 2006, respectively.

The Group has purchased Company-owned life insurance covering key individuals. The Group’s cost, net of increases in cash surrender value, for the Company-owned life insurance was $(208), $(23) and $16 for the years ended December 31, 2007, 2006 and 2005, respectively. The cash surrender value of the Company-owned life insurance totaled $1,548 and $1,003 at December 31, 2007 and 2006, respectively, and is included in other assets.

On December 15, 2003, MIG was formed from the conversion of Mercer Mutual Insurance Company from the mutual to the stock form of ownership (“the Conversion”). The Group established an Employee Stock Ownership Plan (ESOP) and issued 626,111 shares to the ESOP at the Conversion offering price. The ESOP signed a promissory note in the amount of $6,261 to purchase the shares, which is due in 10 equal annual installments with interest at 4%. Shares purchased are held in a suspense account for allocation among participating employees as the loan is repaid, and are allocated to participants based on compensation as described in the plan. During 2007, 2006 and 2005, 62,611 shares were allocated to employee participants. Compensation expense equal to the fair value of the shares allocated is recognized ratably over the period that the shares are committed to be allocated to the employees. In 2007, 2006 and 2005 the Group recognized compensation expense of $1,175, $1,253 and $832, respectively, related to the ESOP. As of December 31, 2007, the cost of the 313,056 shares issued to the ESOP but not yet allocated to its employee participants is classified within equity as unearned ESOP shares.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(8)	FEDERAL INCOME TAXES

The tax effect of temporary differences that give rise to the Group’s net deferred tax asset as of December 31 is as follows:

	2007	2006

Net loss reserve discounting	$6,708	5,675
Net unearned premiums	5,397	4,483
Compensation and benefits	1,269	1,079
Market discount on investments	325	472
Contingent ceding commission payable	4,190	4,060
Impairment of investments	102	54
Other	432	444

Deferred tax assets	18,423	16,267

Deferred policy acquisition costs	6,980	5,681
Unrealized gain on investments	2,615	1,451
Depreciation	292	443
Other	866	917

Deferred tax liabilities	10,753	8,492

Net deferred tax asset	$7,670	7,775

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes it is more likely than not the Group will realize the benefits of the deferred tax assets at December 31, 2007 and 2006.

Actual income tax expense differed from expected tax expense, computed by applying the United States federal corporate income tax rate of 34% to income before income taxes, as follows:

	2007	2006	2005

Expected tax expense	$6,796	5,129	3,387
Tax-exempt interest	(1,392)	(1,115)	(424)
Dividends received deduction	(65)	(104)	(112)
Non-deductible ESOP expense	187	213	70
Non-deductible options expense	86	74	—
Graduated tax rate adjustment	190	245	—
Company-owned life insurance	(71)	(8)	5
Other	23	15	15

Income tax expense	$5,754	4,449	2,941

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The components of the provision for income taxes are as follows:

	2007	2006	2005

Current	$6,721	8,617	2,561
Deferred	(967)	(4,168)	380

Income tax expense	$5,754	4,449	2,941

On January 1, 2007, the Group adopted FIN 48. As a result of adoption, the Group recognized a previously unrecognized tax benefit of approximately $0.2 million relating to merger-related expenses for the FPIG acquisition that took place October 1, 2005. The application of FIN 48 for this unrecognized tax benefit resulted in a corresponding reduction to goodwill relating to the FPIG acquisition of $0.2 million. The adoption of FIN 48 did not result in any adjustments to beginning retained earnings, nor have a significant effect on operations, financial condition or liquidity. As of December 31, 2007, the Group has no unrecognized tax benefits. The Group’s policy is to account for interest and penalties as a component of other expenses. The Group files income tax returns in the federal jurisdiction and various states. The tax years 2004 through 2007 were open for federal tax examination as of December 31, 2007.

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

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In 2007, the Group evaluated its methodology for allocating costs to its lines of business and adopted changes to such methodology in order to more accurately reflect the allocation of joint costs. This resulted in allocating less joint cost to the personal lines of business and more joint cost to the commercial lines of business, but with no net change in cost allocated to personal lines and commercial lines in the aggregate. Related 2006 and 2005 amounts have been reclassified to reflect this change in allocation methodology:

Financial data by segment is as follows:

	2007	2006	2005

Revenues:
Net premiums earned:
Commercial lines	$125,427	$115,461	$52,279
Personal lines	21,248	22,212	22,481

Total net premiums earned	146,675	137,673	74,760
Net investment income	13,053	10,070	4,467
Net realized investment gains	24	151	1,267
Other	1,929	2,035	772

Total revenues	$161,681	$149,929	$81,266

Income before income taxes:
Underwriting income (loss):
Commercial lines	$5,964	$4,246	$3,383
Personal lines	234	(60)	431

Total underwriting income	6,198	4,186	3,814
Net investment income	13,053	10,070	4,467
Net realized investment gains	24	151	1,267
Other	714	677	413

Income before income taxes	$19,989	$15,084	$9,961

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(10)	STATUTORY FINANCIAL INFORMATION

A reconciliation of the Group’s statutory net income and surplus to the Group’s net income and stockholders’ equity, under U.S. generally accepted accounting principles, is as follows:

	2007	2006	2005

Net income:
Statutory net income	$12,280	8,173	8,899
Deferred policy acquisition costs	3,820	1,027	(785)
Deferred federal income taxes	733	4,168	(380)
Dividends from affiliates	(2,002)	(1,501)	—
Parent holding company loss	(1,226)	(1,816)	(747)
Other	630	584	33

GAAP net income	$14,235	10,635	7,020

Surplus:
Statutory surplus	$122,688	114,863
Deferred policy acquisition costs	20,528	16,708
Deferred federal income taxes	(3,354)	(2,344)
Nonadmitted assets	6,518	4,811
Unrealized gain (loss) on fixed-income securities	2,260	(1,315)
Holding company	(18,643)	(18,988)
Other	3,409	2,104

GAAP stockholders’ equity	$133,406	115,839

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

All dividends from MIC to MIG require prior notice to the Pennsylvania Insurance Department. All “extraordinary” dividends require advance approval. A dividend is deemed “extraordinary” if, when aggregated with all other dividends paid within the preceding 12 months, the dividend exceeds the greater of (a) statutory net income (excluding unrealized capital gains) for the preceding calendar year or (b) 10% of statutory surplus as of the preceding December 31. As of December 31, 2007, the amount available for payment of dividends from MIC in 2008, without the prior approval, is approximately $6.2 million. In 2005, MIC applied for, and received, approval to pay an extraordinary dividend of $10 million, which was used in connection with the acquisition of FPIG.

All dividends from FPIC to FPIG (wholly owned by MIG) require prior notice to the California Department of Insurance. All “extraordinary” dividends require advance approval. A dividend is deemed “extraordinary” if, when

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

aggregated with all other dividends paid within the preceding 12 months, the dividend exceeds the greater of (a) statutory net income (excluding unrealized capital gains) for the preceding calendar year or (b) 10% of statutory surplus as of the preceding December 31. As of December 31, 2007, the amount available for payment of dividends from FPIC in 2008, without the prior approval, is approximately $6.0 million.

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

(11)  ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS

On October 1, 2005, the Group acquired all of the outstanding common stock of FPIG for $41,107 in cash (including related transaction costs), and its results of operations have been included in the consolidated financial statements of the Group since that date (see note 1(a)). The acquisition was made through a merger whereby FPIG Acquisition Corp, a Delaware corporation wholly owned by the Group, merged with and into FPIG, which then became the surviving entity operating under the Certificate of Incorporation and Bylaws of FPIG Acquisition Corp. as a wholly owned subsidiary of the Group. Accordingly, this transaction has been accounted for as a purchase business combination by applying fair value estimates to the acquired assets, liabilities and commitments of FPIG as of October 1, 2005.

The acquisition was made to further the Group’s goal of achieving additional product and geographic diversity and expansion of its commercial lines book.

The purchase price was as follows:

Cash purchase price of FPIG	$40,394
Transaction costs of acquisition	713

Purchase price	$41,107

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

The allocated purchase price calculated above results in an estimate of the fair value of assets acquired and liabilities assumed as of the merger date, as follows:

As of October 1,
2005

Assets acquired	$299,495
Liabilities assumed, including debt obligations of $18,521	(258,388)

Allocated purchase price	$41,107

Intangible assets acquired:

		Approximate
	Amount Assigned as of	Weighted-Average
	October 1, 2005	Amortization Period

Amortizable intangible asset acquired:
Agency Force(a)	$374	8 years
Favorable lease(b)	110	14 years

	484	9.4 years

Non-amortizable intangible asset acquired:
Goodwill	960	N/A

	960

Total	$1,444

(a)	Represents the value of the agency force through which FPIC products are sold.

(b)	Represents the value of the below-market favorable lease terms associated with the building leased by FPIC

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Intangible assets consist of the following:

	2007	2006

Intangible assets subject to amortization	$484	484
Less accumulated amortization	(122)	(68)

Net intangible assets subject to amortization	$362	416

Amortization expense for intangible assets subject to amortization was $54, $54 and $14 in 2007, 2006 and 2005. Estimated amortization expense for 2008 and future years is as follows:

2008	$54
2009	54
2010	54
2011	54
2012	54
Thereafter	92

Total estimated amortization	$362

The following unaudited pro forma information presents the combined results of operations of MIG and FPIG for the twelve months ended December 31, 2005 with pro forma purchase accounting adjustments as if the acquisition had been consummated as of the beginning of the periods presented. This pro forma information is not necessarily indicative of what would have occurred had the acquisition and related transactions been made on the dates indicated, or of future results of the Group.

(For the Year Ended December 31, in Thousands, Except per Share Data)	2005

Revenue	$122,451
Net income	$8,517
Net income per share — basic	$1.43
Net income per share — diluted	$1.38

The goodwill associated with the acquisition of FPIG will not be tax-deductible.

Since the merger date, the final tax return was filed for FPIG, resulting in a $8 reduction of goodwill in 2006. In addition, goodwill was reduced by $209 as a result of the adoption of FIN 48 as of January 1, 2007. The change in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 is as follows:

	2007	2006

Balance beginning of year	$5,625	5,633
Adjustment to goodwill for final FPIG tax return	—	(8)
Adjustment to goodwill for adoption of FIN 48	(209)	—

Balance end of year	$5,416	5,625

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(12)	EARNINGS PER SHARE

The computation of basic and diluted earnings per share is as follows:

	Year Ended December 31
	2007	2006	2005

Numerator for basic and diluted earnings per share:
Net income	$14,235	$10,635	$7,020

Denominator for basic earnings per share:
weighted average shares outstanding	6,144	6,023	5,943
Effect of stock incentive plans	181	199	217
Denominator for diluted earnings per share:

weighted average shares outstanding	6,325	6,222	6,160

Basic earnings per share	$2.32	$1.77	$1.18

Diluted earnings per share	$2.25	$1.71	$1.14

The denominator for diluted earnings per share does not include the effect of outstanding stock options that have an anti-dilutive effect. For the year ended December 31, 2007 and 2006, 40,000 stock options were considered to be anti-dilutive and were excluded from the earnings per share calculation. For the year ended December 31, 2005, there were no stock options that were considered to be anti-dilutive and excluded from the earnings per share calculation.

(13)	SHARE-BASED COMPENSATION

The Group adopted the Mercer Insurance Group, Inc. 2004 Stock Incentive Plan (the Plan) on June 16, 2004. Awards under the Plan may be made in the form of incentive stock options, nonqualified stock options, restricted stock or any combination to employees and non-employee Directors. At adoption, the Plan initially limited to 250,000 the number of shares that may be awarded as restricted stock, and to 500,000 the number of shares for which incentive stock options may be granted. The total number of shares initially authorized in the Plan was 876,555 shares, with an annual increase equal to 1% of the shares outstanding at the end of each year. As of December 31, 2007, the Plan’s authorization has been increased under this feature to 1,075,870 shares. The Plan provides that stock options and restricted stock awards may include vesting restrictions and performance criteria at the discretion of the Compensation Committee of the Board of Directors. The term of options may not exceed ten years for incentive stock options, and ten years and one month for nonqualified stock options, and the option price may not be less than fair market value on the date of grant. All grants made under the Plan employ graded vesting over vesting periods of 3 or 5 years for restricted stock, incentive stock options, and nonqualified stock option grants, and include only service conditions. During 2007, the Group made no grants of restricted stock, incentive stock options and non-qualified stock options. A total of 3,000 shares of restricted stock and 19,400 incentive stock options were forfeited during 2007. A total of 14,100 incentive stock options granted under the Plan were exercised during 2007. Upon exercise, new shares were issued to the option holder.

In determining the charge to the consolidated statement of earnings for 2007 and 2006 and the pro-forma effect for 2005 described in Note 1(m), the fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The significant assumptions utilized in applying the Black-Scholes-Merton option pricing model are the risk-free interest rate, expected term, dividend yield, and expected volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model. The expected term of an option award is based on expected experience of the awards. The dividend yield is determined by dividing the per share-dividend by the grant date stock price. The expected volatility is based on the volatility of the Group’s stock price

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

over a historical period. The weighted average assumptions used in applying the Black-Scholes-Merton model are shown below:

	For the Year Ended December 31,
	2007	2006	2005

Risk-free interest rate	N/A	4.62%	4.04%
Expected term	N/A	6.9 years	7.5 years
Dividend yield	N/A	0.77%	0.00%
Expected volatility	N/A	30.94%	18.44%

The weighted-average fair value of options granted under the Plan was $11.05 and $4.44 for 2006 and 2005, respectively. There were no options granted in 2007.

Information regarding stock option activity in the Plan is presented below:

		Weighted Average
	Number of	Exercise Price
	Shares	per Share

Outstanding at December 31, 2006	636,700	$13.21
Granted — 2007	0	0.00
Exercised — 2007	(14,100)	12.43
Forfeited — 2007	(19,400)	12.85

Outstanding at December 31, 2007	603,200	$13.24

Exercisable at:
December 31, 2007	509,533	$12.57
Weighted-average remaining contractual life		6.6 years
Compensation remaining to be recognized for unvested stock options at December 31, 2007 (millions)		$0.5
Weighted-average remaining amortization period		2.2 years
Aggregate Intrinsic Value of outstanding options, December 31, 2007 (millions)		$3.2
Aggregate Intrinsic Value of exercisable options, December 31, 2007 (millions)		$2.8

Information regarding unvested restricted stock activity in the Plan is below:

		Weighted
		Average
	Number of	Exercise Price
	Shares	per Share

Unvested restricted stock at December 31, 2006	106,334	$13.61
Granted — 2007	0	0.00
Vested — 2007	(58,750)	12.89
Forfeited — 2007	(3,000)	12.21

Unvested restricted stock at December 31, 2007	44,584	$14.66

Compensation remaining to be recognized for unvested restricted stock at December 31, 2007 (millions)		$0.5
Weighted-average remaining amortization period		1.8 years

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(14)	COMMITMENTS AND CONTINGENCIES

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

As of December 31, 2007, the Group occupied office space and leased equipment and vehicles under various operating leases that have remaining noncancelable lease terms in excess of one year. Operating leases extending beyond 2009 represent two five-year lease option extensions relating to the FPIG office building in Rocklin, California. Although these options are cancelable, the Group currently intends on exercising these lease extension options. A summary of minimum future lease commitments, including the options on the FPIG building, as of December 31, 2007 follows:

Minimum
Requirements

Year ending December 31:
2008	411
2009	409
2010	409
2011	381
2012	368
Thereafter	2,976

$4,954

Rental expenses of approximately $437 and $474 for the years ended December 31, 2007 and 2006, respectively, has been charged to income in the accompanying consolidated statement of earnings.

The Group’s executives are parties to employment agreements with the Group which include customary provisions for severance and change of control.

(15)	RETALIATORY TAX REFUND

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

Pursuant to the protests, the Group has received $4.3 million in 2007 as a reimbursement of protested payments of retaliatory tax, including accrued interest, previously made by the Group for the periods 1999-2004. The refund has been recorded, after reduction for Federal income tax, in the amount of $2.8 million in the 2007 consolidated statement of earnings, with $2.5 million recorded in the quarter ended June 30, 2007, and $0.3 million recorded in the quarter ended September 30, 2007. The allocation of the refund to pre-tax earnings included an increase to net investment income of $720,000, with $687,000 of that amount recognized in the quarter ended June 30, 2007, and $33,000 recognized in the quarter ended September 30, 2007, for the interest received on the refund, and $3.6 million as a reduction to Other Expense to recognize the recovery of amounts previously charged to Other

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Expense, with $3.1 million of that amount recognized in the quarter ended June 30, 2007, and $0.5 million recognized in the quarter ended September 30, 2007.

(16)	RELATED-PARTY TRANSACTIONS

The Group produces a large percentage of its business through one insurance agent, Davis Insurance Agency (Davis), the owner of which is also a Board member of the Group. In 2007, 2006 and 2005, premiums written through Davis totaled 4%, 4% and 8%, respectively, of the Group’s direct written premiums. Commissions paid to Davis were $1,177, $1,187 and $1,231 in 2007, 2006 and 2005, respectively.

Van Rensselaer, Ltd., which is owned by William V.R. Fogler, a director, has provided equities investment management services to the Group since the year 1980. Fees to Van Rensselaer, Ltd. amounted to $128, $117 and $161 in 2007, 2006 and 2005, respectively.

Thomas, Thomas & Hafer of Harrisburg, PA is a law firm the Company uses for claims handling assistance. The brother of the Chief Executive Officer of the Group is a partner of the firm. Fees to Thomas, Thomas & Hafer amounted to $60, $73 and $52 in 2007, 2006 and 2005, respectively.

(17)	LINE OF CREDIT

As of December 31, 2007 and 2006, FPIG owed $3,000 under a $5,000 and $4,000 bank line of credit, respectively. The line of credit bears interest at the bank’s base rate or an optional rate based on LIBOR. The effective annual interest rate as of December 31, 2007 and 2006 was 7.25% and 8.25%, respectively. The line of credit includes covenants to maintain certain financial requirements including a minimum A.M. Best rating and minimum statutory surplus. All covenants were in compliance as of December 31, 2007 and 2006.

(18)	TRUST PREFERRED SECURITIES

The Group had the following Trust Preferred Securities outstanding as of December 31, 2007:

				Maturity
	Issue Date	Amount	Interest Rate	Date

Financial Pacific Statutory Trust I	12/4/2002	$5,155	LIBOR + 4.00%	12/4/2032
Financial Pacific Statutory Trust II	5/15/2003	3,093	7.35% fixed thru 5/15/2008 thereafter converting to floating LIBOR + 4.10%	5/15/2033
Financial Pacific Statutory Trust III	9/30/2003	7,740	LIBOR + 4.05%	9/30/2033

Total Trust Preferred Securities		15,988
Less: Unamortized issuance costs		(429)

Total		$15,559

FPIG formed three statutory business trusts for the purpose of issuing Floating Rate Capital Securities (Trust preferred securities) and investing the proceeds thereof in Junior Subordinated Debentures of FPIG. FPIG holds $488 of common stock securities issued to capitalize the Trusts. Trust preferred securities totaling $15,500 were issued to the public.

Financial Pacific Statutory Trust I (Trust I) is a Connecticut statutory business trust. The Trust issued 5,000 shares of the Trust preferred securities at a price of $1 per share for $5,000. The Trust purchased $5,155 in

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Junior Subordinated Debentures from the Group that mature on December 4, 2032. The annual effective rate of interest at December 31, 2007 is 9.13%.

Financial Pacific Statutory Trust II (Trust II) is a Connecticut statutory business trust. The Trust issued 3,000 shares of the Trust preferred securities at a price of $1 per share for $3,000. The Trust purchased $3,093 in Junior Subordinated Debentures from the Group that mature on May 15, 2033. The annual effective rate of interest at December 31, 2007 is 7.35%.

Financial Pacific Statutory Trust III (Trust III) is a Delaware statutory business trust. The Trust issued 7,500 shares of the Trust preferred securities at a price of $1 per share for $7,500. The Trust purchased $7,740 in Junior Subordinated Debentures from the Group that mature on September 30, 2033. The annual effective rate of interest at December 31, 2007 is 9.28%.

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

The Trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Subordinated Debentures at maturity or their earlier redemption. The Group has the right to redeem the Junior Subordinated Debentures after December 4, 2007 for Trust I, after May 15, 2008 for Trust II and after September 30, 2008 for Trust III. The Group has not exercised these rights as of December 31, 2007.

(19)	INTEREST RATE SWAP AGREEMENT FOR VARIABLE-RATE DEBT

The Group had the following interest rate swaps outstanding as of December 31, 2007:

		Notional		Counterparty	Maturity
	Effective Date	Amount	Counterparty Pays	Receives	Date

US Bank (Trust I)	3/14/2003	$5,000	3 Month LIBOR	3.5025% fixed	3/4/2008
Union Bank of California (Trust III)	10/15/2003	$7,500	3 Month LIBOR	3.3350% fixed	9/30/2008
Union Bank of California (Trust I)	12/4/2007	$5,000	3 Month LIBOR	4.7400% fixed	12/4/2012
Union Bank of California (Trust II)	5/15/2008	$3,000	3 Month LIBOR	4.8000% fixed	5/15/2013
Union Bank of California (Trust III)	9/30/2008	$7,500	3 Month LIBOR	4.8400% fixed	9/30/2013

The Group has interest-rate related hedging instruments to manage its exposure on its debt instruments. The type of hedging instruments utilized by the Group are interest rate swap agreements (swaps). Interest differentials to be paid or received because of swap agreements are reflected as an adjustment in the consolidated statement of earnings over the swap period. By using hedging financial instruments to hedge exposures to changes in interest rates, the Group exposes itself to market risk.

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

As of December 31, 2007 and 2006 the Group was party to interest-rate swap agreements with an aggregate notional principal amount of $28,000. For the year ended December 31, 2007 and 2006, the Group recognized the change in the economic value of the interest rate swap agreements which is recognized in the consolidated statement of earnings as a realized loss of $774 and $94, respectively. The estimated fair value of the interest-rate swap agreements included in other assets was $(379) and $395 as of December 31, 2007 and 2006, respectively.

(20)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Group accepts various forms of collateral for issuance of its surety bonds including cash, irrevocable letters of credit and certificates of deposit. The Group’s policy is to record in the accompanying consolidated financial statements only those funds received as cash deposits. The off-balance sheet collateral held by the Group consists solely of irrevocable letters of credit totaling $478 and $1,808 as of December 31, 2007 and 2006, respectively.

(21)	QUARTERLY FINANCIAL DATA (unaudited)

The Group’s unaudited quarterly financial information is as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2007	2006	2007(1)	2006	2007(1)	2006	2007	2006
	(Unaudited, in thousands, except per share data)

Net premiums written	$34,801	$39,695	$47,206	$41,234	$41,110	$34,809	$36,549	$30,053
Net premiums earned	33,988	33,537	35,076	33,631	37,303	35,004	40,308	35,501
Net investment income earned	2,941	2,091	3,771	2,369	2,880	2,597	3,461	3,013
Net realized gains (losses)	(47)	307	680	298	(366)	(505)	(243)	51
Net income	2,553	2,650	5,790	2,895	3,012	2,194	2,880	2,896
Other comprehensive income (loss)	224	(1,752)	(2,390)	(1,599)	2,751	3,264	1,496	51
Comprehensive income	$2,777	$898	$3,400	$1,296	$5,763	$5,458	$4,376	$2,947
Net income per share Basic	$0.42	0.44	$0.95	0.48	$0.49	0.36	$0.46	0.48
Diluted	$0.41	0.43	$0.92	0.47	$0.47	0.35	$0.45	0.46

(1)	See note 15

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

Mercer Insurance Group, Inc’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Group’s disclosure controls and procedures as of December 31, 2007, and based on that evaluation they have concluded that these controls and procedures are effective as of that date.

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in the Group’s internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Group’s internal control over financial reporting.

(c)	Management’s Annual Report on Internal Control Over Financial Reporting

The management of Mercer Insurance Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Group. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

Mercer Insurance Group, Inc.’s auditor, KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting. This audit report appears below.

Mercer Insurance Group, Inc.

March 17, 2008	By: /s/ Andrew R. Speaker Andrew R. Speaker President and Chief Executive Officer

March 17, 2008	By: /s/ David B. Merclean David B. Merclean Senior Vice President of Finance and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Mercer Insurance Group, Inc.:

We have audited Mercer Insurance Group. Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mercer Insurance Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing other such procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion Mercer Insurance Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mercer Insurance Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 17, 2008, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 17, 2008

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 is incorporated by reference to Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2007.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated by reference to Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated by reference to Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2007.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 is incorporated by reference to Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2007.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) The following consolidated financial statements are filed as a part of this report in Item 8.

Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Earnings for Each of the Years in the Three-year Period Ended December 31, 2007
Consolidated Statements of Stockholders’ Equity for Each of the Years in the Three-year Period Ended December 31, 2007
Consolidated Statements of Cash Flows for Each of the Years in the Three-year Period Ended December 31, 2007
Notes to Consolidated Financial Statements

(2) The following consolidated financial statement schedules for the years 2007, 2006 and 2005 are submitted herewith:
Financial Statement Schedules:
Report of Independent Registered Public Accounting Firm
Schedule I.   Summary of Investments — Other Than Investments in Related Parties
Schedule II.   Condensed Financial Information of Parent Company
Schedule III.   Supplementary Insurance Information
Schedule IV.   Reinsurance
Schedule V.   Allowance for Uncollectible Premiums and other Receivables
Schedule VI.   Supplemental Information
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

EXHIBIT INDEX

Number	Title

3.1	Articles of Incorporation of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Pre-effective Amendment No. 3 on Form S-1, SEC File No. 333-104897.)
3.2	Bylaws of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2003.)
4.1	Form of certificate evidencing shares of common stock of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Pre-effective Amendment no. 3 on Form S-1, SEC File No. 333-104897.)
10.1	Mercer Insurance Group, Inc. Employee Stock Ownership Plan (incorporated by reference herein to the Company’s Pre-effective Amendment No. 3 on Form S-1, SEC File No. 333-104897.)
10.2	Employment Agreement, dated as of April 1, 2004, among BICUS Services Corporation, Mercer Insurance Company and Andrew R. Speaker (incorporated by reference herein to the Company’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2003.)
10.3	Employment Agreement, dated as of April 1, 2004, among BICUS Services Corporation, Mercer Insurance Company and Paul D. Ehrhardt (incorporated by reference herein to the Company’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2003.)
10.4	Amended and Restated Employment Agreement, dated as of March 15, 2007, among BICUS Services Corporation, Mercer Insurance Group, Inc., Mercer Insurance Company and David B. Merclean (incorporated by reference herein to the Company’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2006.)
10.5	Employment Agreement, dated as of October 1, 2006, among BICUS Services Corporation, Mercer Insurance Group, Inc., Mercer Insurance Company and Paul R. Corkery (incorporated by reference herein to the Company’s Quarterly Report on Form 10-Q, SEC File No. 000-25425, for the quarter ended September 30, 2006.)
10.6	Amendment No. 1 to Employment Agreement, dated as of March 15, 2007, among BICUS Services Corporation, Mercer Insurance Group, Inc., Mercer Insurance Company and Paul R. Corkery (incorporated by reference herein to the Company’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2006.)
10.7	Mercer Mutual Insurance Company Executive Nonqualified ’Excess’ Plan dated June 1, 2002 (incorporated by reference herein to the Company’s Pre-effective Amendment no. 3 on Form S-1, SEC File No. 333-104897.)
10.8	Mercer Mutual Insurance Company Benefit Agreement dated December 11, 1989, as amended (incorporated by reference herein to the Company’s Pre-effective Amendment no. 3 on Form S-1, SEC File No. 333-104897.)
10.9	Mercer Insurance Group, Inc. 2004 Stock Incentive Plan, as amended through January 18, 2006 (incorporated by reference herein to the Company’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2005.)
10.10	Mercer Insurance Group, Inc. 401(k) Mirror Plan (incorporated by reference herein to the Company’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2006.)
14.1	Code of Ethics (incorporated by reference herein to the Company’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2003.)
23	Consent of independent registered public accounting firm (filed herewith.)
31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)
31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)
32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)
32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mercer Insurance Group, Inc.

March 17, 2008	By: /s/ Andrew R. Speaker Andrew R. Speaker President and Chief Executive Officer and a Director

March 17, 2008	By: /s/ David B. Merclean David B. Merclean Senior Vice President of Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ Roland D. Boehm Roland D. Boehm	Vice Chairman of the Board of Directors	March 17, 2008

By:	/s/ H. Thomas Davis H. Thomas Davis	Director	March 17, 2008

By:	/s/ William V. R. Fogler William V. R. Fogler	Director	March 17, 2008

By:	/s/ William C. Hart William C. Hart	Director	March 17, 2008

By:	/s/ George T. Hornyak, Jr. George T. Hornyak, Jr.	Chairman of the Board of Directors	March 17, 2008

By:	/s/ Samuel J. Malizia Samuel J. Malizia	Director	March 17, 2008

By:	/s/ Richard U. Niedt Richard U. Niedt	Director	March 17, 2008

By:	/s/ Andrew R. Speaker Andrew R. Speaker	President and Chief Executive Officer and a Director	March 17, 2008

By:	/s/ Richard G. Van Noy Richard G. Van Noy	Director	March 17, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Mercer Insurance Group, Inc. and Subsidiaries:

Under date of March 17, 2008, we reported on the consolidated balance sheets of Mercer Insurance Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, which are included in the annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules in the annual report on Form 10-K. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The Company adopted Statement of Financial Accounting Standards No. 123 (R), Share Based Payment, effective January 1, 2006.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 17, 2008

Mercer Insurance Group, Inc. and Subsidiaries

Schedule I — Summary of Investments — Other than
Investments in Related Parties as of December 31, 2007

		Market	Balance
Type of Investment	Cost	Value	Sheet
	(Dollars in thousands)

Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$83,016	83,715	83,715
States, municipalities and political subdivisions	142,873	144,026	144,026
All Other	96,089	96,497	96,497

Total bonds	321,978	324,238	324,238
Preferred stock	2,291	2,175	2,175

Total fixed maturities	324,269	326,413	326,413

Equity securities:
Common stocks:
Banks, trust and insurance companies	1,371	3,035	3,035
Industrial, miscellaneous and all other	8,838	12,720	12,720

Total equity securities	10,209	15,755	15,755

Short-term investments

Total investments	$334,478	342,168	342,168

See accompanying report of independent registered public accounting firm.

MERCER INSURANCE GROUP, INC.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
Condensed Balance Sheets
December 31, 2007 and 2006

	2007	2006
	(Dollars in thousands)

ASSETS
Investment in common stock of subsidiaries (equity method)	$135,083	$118,883
Investment in preferred stock of subsidiaries (equity method)	2,475	2,475
Cash and cash equivalents	2,404	1,554
Goodwill	1,797	1,797
Deferred tax asset	337	302
Other assets	801	722

Total assets	$142,897	$125,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$1	$89
Other liabilities	9,490	9,805

Total liabilities	9,491	9,894

Stockholders’ Equity:
Preferred stock, no par value, authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value, authorized 15,000,000 shares, issued 7,075,333 shares and 7,064,233 shares, outstanding 6,717,693 shares and 6,582,232 shares	—	—
Additional paid-in capital	70,394	68,473
Accumulated other comprehensive income:
Unrealized gains in investments, net of deferred income taxes	4,896	2,815
Retained Earnings	67,613	54,629
Unearned ESOP shares	(3,131)	(3,757)
Treasury stock, 505,814 and 503,513 shares	(6,366)	(6,321)

Total stockholders’ equity	133,406	115,839

Total liabilities and stockholders’ equity	$142,897	$125,733

See accompanying report of independent registered public accounting firm.

MERCER INSURANCE GROUP, INC.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Condensed Statements of Earnings
For the Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands)

Revenue:
Investment income, net of expenses	$81	53	547
Net realized capital losses	—	—	(211)

Total revenue	81	53	336

Expenses:
Other expenses	1,840	2,602	1,266

Total expenses	1,840	2,602	1,266

Loss before income tax benefit	(1,759)	(2,549)	(930)
Income tax benefit	(374)	(633)	(304)

Loss before equity in income of subsidiaries	(1,385)	(1,916)	(626)
Equity in income of subsidiaries	15,620	12,551	7,646

Net income	$14,235	10,635	7,020

See accompanying report of independent registered public accounting firm.

MERCER INSURANCE GROUP, INC.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Condensed Statements of Cash Flows
For the Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$14,235	10,635	7,020
Dividends from subsidiaries	1,500	1,125	10,000
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(15,620)	(12,551)	(7,646)
Accretion of discount	—	—	136
ESOP share commitment	1,175	1,253	832
Net realized investment losses	—	—	211
Amortization of restricted stock compensation	1,043	1,398	704
Deferred income tax	(35)	(169)	(5)
Other	(305)	366	10,017

Net cash provided by operating activities	1,993	2,057	21,269

Cash flows from investing activities:
Purchase of fixed income securities	—	—	(4,317)
Sale and maturity of fixed income securities	—	—	26,864
Sale of short-term investments	—	—	—
Purchase of subsidiary	—	—	(41,108)

Net cash used in investing activities	—	—	(18,561)

Cash flows from financing activities:
Tax benefit from stock compensation plans	153	129	—
Dividends to shareholders	(1,251)	(902)	—
Purchase of treasury stock	(45)	(37)	(3,230)

Net cash used in financing activities	(1,143)	(810)	(3,230)

Net increase (decrease) in cash and cash equivalents	850	1,247	(522)
Cash and cash equivalents at beginning of year	1,554	307	829

Cash and cash equivalents at end of year	$2,404	1,554	307

Cash paid during the year for:
Interest	$—	—	—
Income taxes	—	—	—

See accompanying report of independent registered public accounting firm.

Mercer Insurance Group, Inc. and Subsidiaries
For the years ended December 31, 2007, 2006 and 2005

Schedule III — Supplementary Insurance Information

		Future Policy
	Deferred	Benefits,		Other Policy
	Policy	Losses, Claims,		Claims and	Net
	Acquisition	and Loss	Unearned	Benefits	Premium
Segment	costs	Expenses	Premiums	Payable	Earned
	(Dollars in thousands)

December 31, 2007
Commercial lines	$17,679	263,571	76,489		125,427
Personal lines	2,849	10,828	11,535		21,248

Total	$20,528	274,399	88,024	—	146,675

December 31, 2006
Commercial lines	$14,075	240,239	69,865		115,461
Personal lines	2,633	10,216	12,065		22,211

Total	$16,708	250,455	81,930	—	137,672

December 31, 2005
Commercial lines	$8,231	200,992	67,391		52,279
Personal lines	2,558	10,687	11,591		22,481

Total	$10,789	211,679	78,982	—	74,760

		Benefits,
		Claims,
	Net	Losses and		Other
	Investment	Settlement	Amortization	Operating	Premiums
	Income	Expenses	of DPAC	Expenses	Written

December 31, 2007
Commercial lines		76,293	33,267	9,903	139,360
Personal lines		14,893	5,496	625	20,307

Total	$13,053	91,186	38,763	10,528	159,667

December 31, 2006
Commercial lines		73,529	27,397	10,435	123,829
Personal lines		14,168	5,297	2,807	21,962

Total	$10,070	87,697	32,694	13,242	145,791

December 31, 2005
Commercial lines		30,481	11,296	6,032	52,634
Personal lines		12,903	5,553	4,734	22,632

Total	$4,467	43,384	16,849	10,766	75,266

See accompanying report of independent registered public accounting firm.

Mercer Insurance Group, Inc. and Subsidiaries

Schedule IV — Reinsurance
For the years ended December 31, 2007, 2006 and 2005

			Assumed		Percentage
		Ceded to	from		of Amount
	Gross	Other	other	Net	Assumed
Premiums Earned	Amount	Companies	Companies	Amount	to Net
	(Dollars in thousands)

For the year ended December 31, 2007	$176,395	31,521	1,801	146,675	1.2%
For the year ended December 31, 2006	182,633	47,499	2,539	137,673	1.8%
For the year ended December 31, 2005	93,205	21,141	2,696	74,760	3.6%

See accompanying report of independent registered public accounting firm.

Mercer Insurance Group, Inc. and Subsidiaries

Schedule V — Allowance for Uncollectible Premiums and Other Receivables
For the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Dollars in thousands)

Balance, January 1	$628	$401	$103
Additions	102	467	389
Deletions	(328)	(240)	(91)

Balance, December 31	$402	$628	$401

See accompanying report of independent registered public accounting firm.

Mercer Insurance Group, Inc. and Subsidiaries

Schedule VI — Supplemental Information
For the years ended December 31, 2007, 2006 and 2005

	Deferred	Reserve for	Discount
	Policy	Losses and	if any		Net	Net
	Acquisition	Loss Adj.	Deducted in	Unearned	Earned	Investment
Affiliation with Registrant	Costs	Expenses	Column C	Premiums	Premiums	Income
	(Dollars in thousands)

Year ended December 31, 2007	$20,528	274,399	—	88,024	146,675	13,053
Year ended December 31, 2006	16,708	250,455	—	81,930	137,673	10,070
Year ended December 31, 2005	10,789	211,679	—	78,982	74,760	4,467

	Losses and LAE			Paid
	Incurred			Losses and	Net
	Current	Prior	Amortization	Adjustment	Written
	Year	Year	of DPAC	Expenses	Premiums
	(Dollars in thousands)

Year ended December 31, 2007	83,015	8,171	38,763	63,691	159,667
Year ended December 31, 2006	79,275	8,422	32,694	56,110	145,791
Year ended December 31, 2005	43,921	(537)	16,849	35,309	75,266

See accompanying report of independent registered public accounting firm.