Form 10-Q
period 2008-03-31
MERCER INSURANCE GROUP INC
filed 2008-05-08
CIK 1050690

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended March 31, 2008,

or
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of May 2, 2008

COMMON STOCK (No Par Value)	6,569,519

(Title of Class)	(Outstanding Shares)

Exhibit No.	Title
3.1	Articles of Incorporation of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Pre-effective Amendment No. 3 on Form S-1, SEC File No. 333-104897.)

3.2	Bylaws of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2003.)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

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
     the effect of legislative, judicial, economic, demographic and regulatory events in the seven states in which we do the majority of our business as of March 31, 2008;
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

     the inability to carry out marketing and sales plans, including, among others, development of new products or changes to existing products and acceptance of the new or revised products in the market;
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

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
	(Unaudited)
Assets
Investments:
Fixed-income securities, available for sale, at fair value (cost $327,473 and $321,978, respectively)	$331,447	324,238
Equity securities, at fair value (cost $12,413 and $12,500, respectively)	16,957	17,930

Total investments	348,404	342,168

Cash and cash equivalents	18,114	21,580
Premiums receivable	33,949	36,339
Reinsurance receivables	87,513	83,844
Prepaid reinsurance premiums	7,827	9,486
Deferred policy acquisition costs	19,584	20,528
Accrued investment income	3,520	3,582
Property and equipment, net	13,779	13,056
Deferred income taxes	7,202	7,670
Goodwill	5,416	5,416
Other assets	2,611	2,766

Total assets	$547,919	546,435

Liabilities and Equity
Liabilities:
Losses and loss adjustment expenses	$287,496	274,399
Unearned premiums	81,827	88,024
Accounts payable and accrued expenses	8,802	14,622
Other reinsurance balances	12,214	14,734
Trust preferred securities	15,563	15,559
Advances under line of credit	3,000	3,000
Other liabilities	2,383	2,691

Total liabilities	411,285	413,029

Stockholders’ Equity:
Preferred stock, no par value, authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value, authorized 15,000,000 shares, issued 7,075,333 shares and 7,075,333 shares, outstanding 6,733,260 and 6,717,693 shares	—	—
Additional paid-in capital	70,640	70,394
Accumulated other comprehensive income	5,442	4,896
Retained earnings	69,893	67,613
Unearned ESOP shares	(2,975)	(3,131)
Treasury stock, 505,814 shares	(6,366)	(6,366)

Total stockholders’ equity	136,634	133,406

Total liabilities and stockholders’ equity	$547,919	546,435

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months Ended March 31, 2008 and 2007

	2008	2007
	(Dollars in thousands,
	except per share data)
	(Unaudited)
Revenues:
Net premiums earned	$39,077	33,988
Investment income, net of expenses	3,361	2,941
Net realized investment losses	(820)	(47)
Other revenue	455	426

Total revenues	42,073	37,308

Expenses:
Losses and loss adjustment expenses	24,770	20,809
Amortization of deferred policy acquisition costs (related party amounts of $274 and $288, respectively)	10,362	8,777
Other expenses	3,195	3,854
Interest expense	296	307

Total expenses	38,623	33,747

Income before income taxes	3,450	3,561

Income taxes	858	1,008

Net income	$2,592	2,553

Earnings per common share:
Basic	$0.42	0.42
Diluted	$0.41	0.41

Weighted average shares:
Basic	6,219,748	6,087,191
Diluted	6,378,247	6,291,702
See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three months ended March 31, 2008
(Unaudited, dollars in thousands)

				Accumulated
			Additional	other		Unearned
	Preferred	Common	paid-in	comprehensive	Retained	ESOP	Treasury
	stock	stock	capital	income	earnings	shares	stock	Total
Balance, December 31, 2007	$—	—	70,394	4,896	67,613	(3,131)	(6,366)	133,406
Net income					2,592			2,592
Unrealized gains on securities:
Unrealized holding gains arising during period, net of related income tax of $239				464				464
Less reclassification adjustment for losses included in net income, net of related income tax benefit of $42				82				82

Other comprehensive income								546

Comprehensive income								3,138

Stock compensation plan amortization			129					129
ESOP shares committed			117			156		273
Dividends to stockholders					(312)			(312)

Balance, March 31, 2008	$—	—	70,640	5,442	69,893	(2,975)	(6,366)	136,634

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2008 and 2007

	2008	2007
	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$2,592	2,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	530	512
Net amortization of premium	356	312
Amortization of restricted stock compensation	129	395
ESOP share commitment	273	297
Net realized investment losses	820	47
Deferred income tax	187	(892)
Change in assets and liabilities:
Premiums receivable	2,390	2,735
Reinsurance receivables	(3,669)	(4,130)
Prepaid reinsurance premiums	1,659	4,315
Deferred policy acquisition costs	944	(920)
Other assets	(481)	540
Losses and loss adjustment expenses	13,097	8,009
Unearned premiums	(6,197)	(3,503)
Other reinsurance balances	(2,520)	(1,079)
Other	(5,731)	(2,968)

Net cash provided by operating activities	4,379	6,223

Cash flows from investing activities:
Purchase of fixed income securities, available for sale	(21,790)	(21,365)
Purchase of equity securities	(931)	—
Sale of short-term investments, net	—	3,514
Sale and maturity of fixed income securities, available for sale	15,940	7,393
Sale of equity securities	497	579
Purchase of property and equipment, net	(1,249)	(545)

Net cash used in investing activities	(7,533)	(10,424)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	40
Dividends to stockholders	(312)	(304)

Net cash used in financing activities	(312)	(264)

Net decrease in cash and cash equivalents	(3,466)	(4,465)
Cash and cash equivalents at beginning of period	21,580	17,618

Cash and cash equivalents at end of period	$18,114	13,153

Cash paid during the period for:
Interest	$293	302
Income taxes	$250	—
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
          These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2007 included in the Group’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
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
          The Group applies the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment”, using the modified-prospective-transition method. The after-Tax compensation expense recorded in the consolidated statements of earnings for stock options (net of forfeitures) for the quarter ended March 31, 2008 and 2007 was $54,000 and $167,000, respectively. The after-Tax compensation expense recorded in the consolidated statements of earnings for restricted stock (net of forfeitures) for the quarter ended March 31, 2008 and 2007 was $47,000 and $120,000, respectively.
          As of March 31, 2008, the Group has $0.9 million of unrecognized total compensation cost related to non-vested stock options and restricted stock. That cost will be recognized over the remaining weighted-average vesting period of 1.9 years, based on the estimated grant date fair value.
          For the quarter ended March 31, 2008, the Group made no grants of restricted stock and stock options. In addition, there were no forfeitures of restricted stock and stock options and no options exercised during the first quarter of 2008.
     Fair Value Measurements
          In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. It applies to other pronouncements that require or permit fair value but does not require any new fair value measurements. The statement defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”

          SFAS 157 establishes a fair value hierarchy to increase consistency and comparability in fair value measurements and disclosures. The hierarchy is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets. The highest possible level should be used to measure fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007.
          In February 2008, the FASB issued FSP SFAS 157-2, Effective Date of FASB Statement No. 157 (FSP SFAS 157-2), which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities until January, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).
          The Group adopted SFAS 157 and FSP SFAS 157-2 effective January 1, 2008. Accordingly, the provisions of SFAS 157 were not applied to goodwill and other intangible assets held by the Group and measured annually for impairment testing purposes only. The adoption of SFAS 157, for all other assets and liabilities held by the Group, did not have a material effect on the Group’s results of operations, financial position or liquidity. The Group will adopt SFAS 157 for non-financial assets and non-financial liabilities on January 1, 2009 and does not expect the provisions to have a material effect on its results of operations, financial position or liquidity.
     Fair Value Option for Financial Assets and Financial Liabilities
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis for new assets or liabilities within the scope as the initial and subsequent measurement attribute for those financial assets and liabilities and certain other items including property and casualty insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense up-front costs and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position the fair value of assets and liabilities for which the fair value option has been elected, and similar assets and liabilities measured using another measurement attribute. An entity can accomplish this by either reporting the fair value and non-fair-value carrying amounts as separate line items or aggregating those amounts and disclosing parenthetically the amount of fair value included in the aggregate amount. The Group adopted SFAS 159 effective January 1, 2008 and the adoption did not have a material effect on the Group’s results of operations, financial position or liquidity. The Group did not elect to measure at fair value any assets or liabilities that were not otherwise already carried at fair value in accordance with other accounting pronouncements.
     New Accounting Pronouncements
          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities and specifically requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The provisions of SFAS 161 are effective for financial statements issued for fiscal years beginning after November 15, 2008. The Group is currently evaluating the effect, if any, that the adoption of SFAS No. 161 will have on operations, financial condition or liquidity.
(2) Segment Information
          The Group markets its products through independent insurance agents, which sell commercial lines of insurance primarily to small to medium-sized businesses and personal lines of insurance to individuals.
          The Group manages its business in three segments: commercial lines insurance (including surety), personal lines insurance, and investments. The commercial lines insurance and personal lines insurance segments are managed based on underwriting results determined in accordance with U.S. generally accepted accounting principles, and the investment segment is managed based on after-tax investment returns.
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
          During 2007, the Group evaluated its methodology for allocating costs to its lines of business and adopted changes to such methodology in order to more accurately reflect the allocation of joint costs. This resulted in allocating less joint cost to the personal lines of business and more joint cost to the commercial lines of business, but with no net change in cost allocated to personal lines and commercial lines in the aggregate. Previously reported 2007 amounts have been reclassified below to reflect this change in allocation methodology.
          Financial data by segment is as follows:

	Three Months Ended March 31
	2008	2007
	(In thousands)
Revenues:
Net premiums earned:
Commercial lines	$34,031	$28,540
Personal lines	5,046	5,448

Total net premiums earned	39,077	33,988
Net investment income	3,361	2,941
Net realized investment losses	(820)	(47)
Other	455	426

Total revenues	$42,073	$37,308

Income before income taxes:
Underwriting income (loss):
Commercial lines	$772	$1,501
Personal lines	(22)	(945)

Total underwriting income	750	556
Net investment income	3,361	2,941
Net realized investment losses	(820)	(47)
Other	159	111

Income before income taxes	$3,450	$3,561

(3) Reinsurance
          Premiums earned are net of amounts ceded of $5.7 million and $9.3 million for the three months ended March 31, 2008 and 2007, respectively. Losses and loss adjustment expenses are net of amounts ceded of $5.9 million and $9.0 million for the three months ended March 31, 2008 and 2007, respectively.
          Effective January 1, 2008, the Group renewed its reinsurance coverages with a number of changes. The retention on any individual property or casualty risk was increased to $850,000 from $750,000. Pollution coverage written by FPIC is now fully retained with a standard sub-limit of $150,000 (and up to $300,000 on an exception basis). Prior to 2008, FPIC reinsured 100% of its pollution coverage which in 2007 represented $1.8 million of ceded written premium. The Group also purchased an additional $1.0 million of surety coverage (subject to a 10% retention) which resulted in an increased reinsurance coverage to $4.5 million from $3.5 million per principal and a maximum retention of $900,000 per principal as compared to the previous $800,000.
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
(4) Comprehensive Income
          The Group’s comprehensive income for the three month period ended March 31, 2008 and 2007 is as follows:

	Three months ended
	March 31
	2008	2007
	(In thousands)
Net income	$2,592	$2,553
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during period, net of related income tax expense of $239 and $115	464	224
Less reclassification adjustment for losses included in net income, net of related income tax benefit of $42 and $0	82	—

	546	224

Comprehensive income	$3,138	$2,777

(5) Share-based Compensation
          The Group adopted the Mercer Insurance Group, Inc. 2004 Stock Incentive Plan (the Plan) on June 16, 2004. Awards under the Plan may be made in the form of incentive stock options, nonqualified stock options, restricted stock or any combination to employees and non-employee Directors. At adoption, the Plan initially limited to 250,000 the number of shares that may be awarded as restricted stock, and to 500,000 the number of shares for which incentive stock options may be granted. The total number of shares initially authorized in the Plan was 876,555 shares, with an annual increase equal to 1% of the shares outstanding at the end of each year. As of March 31, 2008, the Plan’s authorization has been increased under this feature to 1,141,565 shares. The Plan provides that stock options and restricted stock awards may include vesting restrictions and performance criteria at the discretion of the Compensation Committee of the Board of Directors. The term of options may not exceed ten years for incentive stock options, and ten years and one month for nonqualified stock options, and the option price may not be less than fair market value on the date of grant. The grants made under the plan employ graded vesting over vesting periods of 3 or 5 years for restricted stock, incentive stock options, and nonqualified stock option grants, and include only service conditions. Upon exercise, it is anticipated that newly issued shares will be issued to the option holder.

          For the quarter ended March 31, 2008, the Group made no grants of restricted stock and stock options. In addition, there were no forfeitures of restricted stock and stock options and no options exercised during the first quarter of 2008.
          Information regarding stock option activity in the Group’s Plan is presented below:

		Weighted Average
	Number of	Exercise Price
	Shares	per Share
Outstanding at December 31, 2007	603,200	$13.24
Granted - 2008	—	—
Exercised - 2008	—	—
Forfeited - 2008	—	—

Outstanding at March 31, 2008	603,200	$13.24

Exercisable at:
March 31, 2008	509,533	$12.57
Weighted-average remaining contractual life		6.4 years
Compensation remaining to be recognized for unvested stock options at March 31, 2008 (millions)		$0.4
Weighted-average remaining amortization period		2.0 years
Aggregate Intrinsic Value of outstanding options, March 31, 2008 (millions)		$2.8
Aggregate Intrinsic Value of exercisable options, March 31, 2008 (millions)		$2.6
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
          Information regarding unvested restricted stock activity in the Group’s Plan is below:

		Weighted Average
	Number of	Fair Value
	Shares	per Share
Unvested restricted stock at December 31, 2007	44,584	$14.66
Granted - 2008	—	—
Vested - 2008	—	—
Forfeited - 2008	—	—

Unvested restricted stock at March 31, 2008	44,584	$14.66

Compensation remaining to be recognized for unvested restricted stock at March 31, 2008 (millions)		$0.5
Weighted-average remaining amortization period		1.5 years

(6) Earnings per Share
     The computation of basic and diluted earnings per share is as follows:

	Three months ended
	March 31
	2008	2007
	(Dollars in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$2,592	$2,553

Denominator for basic earnings per share — weighted-average shares outstanding	6,219,748	6,087,191
Effect of stock incentive plans	158,499	204,511

Denominator for diluted earnings per share	6,378,247	6,291,702

Basic earnings per share	$0.42	$0.42

Diluted earnings per share	$0.41	$0.41

     The denominator for diluted earnings per share does not include the effect of outstanding stock options that have an anti-dilutive effect. As of March 31, 2008 and 2007, 40,000 stock options were considered to be anti-dilutive and were excluded from the earnings per share calculation.
(7) Income Taxes
     In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for income tax reserves and contingencies recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. On January 1, 2007, the Group adopted FIN 48. As a result of adoption, the Group recognized a previously unrecognized tax benefit of approximately $0.2 million relating to merger-related expenses for the FPIG acquisition that took place October 1, 2005. The application of FIN 48 for this unrecognized tax benefit resulted in a corresponding reduction to goodwill relating to the FPIG acquisition of $0.2 million. The adoption of FIN 48 did not result in any adjustments to beginning retained earnings, nor did it have a significant effect on operations, financial condition or liquidity. As of March 31, 2008, the Group has no unrecognized tax benefits.
(8) Fair Value of Assets and Liabilities
     Effective January 1, 2008, upon adoption of SFAS 159, the Group did not elect to measure at fair value any assets or liabilities that were not otherwise already carried at fair value in accordance with other accounting pronouncements.
     In accordance with SFAS 157, the Group’s financial assets and financial liabilities measured at fair value are categorized into three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
•	Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury, other U.S. government and agency mortgage-backed securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available third-party pricing sources for market transactions involving identical assets or liabilities.

•	Level 2 — Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

•	Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

     The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

	March 31, 2008
(in thousands)	Total	Level 1	Level 2	Level 3

Fixed-income securities, available for sale	$331,447	$5,651	$322,373	$3,423
Equity securities	16,957	15,129	1,005	823

Total assets	$348,404	$20,780	$323,378	$4,246

Other liabilities	$1,075	—	$1,075	—

Total liabilities	$1,075	—	$1,075	—

Net gains (losses) included in net income relating to assets held and liabilities at March 31, 2008	$(796)	$(100)	$(696)	—

     Included in Other Liabilities are interest rate swap agreements which the Group is a party to in order to hedge the floating interest rate on its Trust Preferred Securities, thereby changing the variable rate exposure to a fixed rate exposure for interest on these obligations. The estimated fair value of the interest rate swaps is obtained from the third-party financial institution counterparties.
     The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	For the quarter ended March 31, 2008
	Fixed-income
	securities,
	available	Equity
(in thousands)	for sale	securities

Balance, beginning of quarter	$2,399	$823
Total net gains included in other comprehensive income	53	—
Purchases, sales, issuances and settlements, net	971	—
Balance, end of quarter	$3,423	$823

     For the quarter ended March 31, 2008, there were no assets or liabilities measured at fair value on a nonrecurring basis.

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
Overview
     Mercer Insurance Group, Inc. (MIG or the Holding Company) is a holding company owning, directly and indirectly, all of the outstanding shares of our four insurance companies and our non-insurance subsidiaries (collectively, the Group). Mercer Insurance Company, our oldest insurance company, has been engaged in the sale of property and casualty insurance since 1844. Our insurance companies underwrite property and casualty insurance principally in Arizona, California, New Jersey, New York, Nevada, Oregon, and Pennsylvania and are as follows:
•	Mercer Insurance Company (MIC), a Pennsylvania property and casualty stock insurance company offering insurance coverages to businesses and individuals in New Jersey, New York and Pennsylvania;

•	Mercer Insurance Company of New Jersey, Inc. (MICNJ), a New Jersey property and casualty stock insurance company offering insurance coverages to businesses and individuals located in New Jersey and businesses located in New York;

•	Franklin Insurance Company (FIC), a Pennsylvania property and casualty stock insurance company offering private passenger automobile and homeowners insurance to individuals located in Pennsylvania; and

•	Financial Pacific Insurance Company (FPIC), a California property and casualty stock insurance company offering insurance and surety products to small and medium sized commercial businesses in Arizona, California, Nevada and Oregon, and direct mail surety products to commercial businesses in various other states.
     The Group’s operating subsidiaries are licensed collectively in twenty-two states, but are currently focused on doing business in seven states: Arizona, California, Nevada, New Jersey, New York, Pennsylvania and Oregon. MIC and MICNJ write property and casualty insurance in New York which only supports existing accounts written in other states. FPIC holds an additional fifteen state licenses outside of the Group’s current focus area. Currently, only direct mail surety is being written in some of these states.
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
     Reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at March 31, 2008.

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

	Adjusted Loss and		Adjusted Loss and
Change in Loss	Loss Adjustment	Percentage	Loss Adjustment	Percentage
and Loss	Reserves Net of	Change in	Reserves Net of	Change in
Adjustment	Reinsurance as of	Equity as of	Reinsurance as of	Equity as of
Reserves Net of	March 31,	March 31,	December 31,	December 31,
Reinsurance	2008	2008 (1)	2007	2007 (1)
(Dollars in thousands)
(10.0)%	$180,629	9.7%	$172,815	9.5%
(7.5)%	185,647	7.3%	177,616	7.1%
(5.0)%	190,664	4.8%	182,416	4.7%
(2.5)%	195,682	2.4%	187,217	2.4%
Base	200,699	—	192,017	—
2.5%	205,716	(2.4)%	196,817	(2.4)%
5.0%	210,734	(4.8)%	201,618	(4.7)%
7.5%	215,751	(7.3)%	206,418	(7.1)%
10.0%	220,769	(9.7)%	211,219	(9.5)%

(1)	Net of tax
     The property and casualty industry has incurred substantial aggregate losses from claims related to asbestos-related illnesses, environmental remediation, product liability, mold, and other uncertain exposures. We have not experienced significant losses from these types of claims. Our subsidiary, FPIC, insures contractors for liability for construction defect risks, among other risks.
     The table below summarizes loss and loss adjustment reserves by major line of business:

	March 31,	December 31,
	2008	2007
	(In thousands)
Commercial lines:
Commercial multi-peril	$208,428	$198,919
Commercial automobile	41,297	37,569
Other liability	12,055	11,854
Workers’ compensation	8,322	8,279
Surety	7,375	6,818
Fire, allied, inland marine	320	131

	277,797	263,570

Personal lines:
Homeowners	6,696	7,029
Personal automobile	1,862	2,122
Other liability	995	1,142
Fire, allied, inland marine	110	490
Workers’ compensation	36	46

	9,699	10,829

Total	$287,496	$274,399

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
     We have one significant non-traded equity security, a non-voting common stock in Excess Reinsurance Company, which is carried at $0.8 million, for which the carrying value is based on the estimated selling price of the company based on a current offer, which is lower than statutory book value. The shareholders of Excess Re have approved the sale pursuant to this offer, subject to approval of the insurance departments of Delaware, New York and Pennsylvania. Other non-traded securities, which are not material in the aggregate, are carried at cost.
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
     Our results of operations are also influenced by factors affecting the property and casualty insurance industry in general. The operating results of the United States property and casualty insurance industry are subject to significant variations due to competition, weather, catastrophic events, regulation, the availability and cost of satisfactory reinsurance, general economic conditions, judicial trends, fluctuations in interest rates and other changes in the investment environment.
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
     The availability of reinsurance at reasonable pricing is an important part of our business. Effective, January 1, 2008, the Group increased its retention to $850,000 (from a maximum retention of $750,000 in 2007) on the casualty, property and workers’ compensation lines of business. As the Group increases the net retention of the business it writes, net premiums written and earned will increase and ceded losses will decrease.
     The Group writes homeowners insurance only in New Jersey and Pennsylvania, and personal automobile insurance only in Pennsylvania. Personal lines insurance is not written in any other states in which the Group does business.

Three months ended March 31, 2008 compared to three months ended March 31, 2007
     The components of income for the first quarters of 2008 and 2007, and the change and percentage change from year to year, are shown in the charts below. The accompanying narrative refers to the statistical information displayed in the chart immediately above the narrative. During 2007, the Group evaluated its methodology for allocating costs to its lines of business and adopted changes to such methodology in order to more accurately reflect the allocation of joint costs. This resulted in allocating less joint cost to the personal lines of business and more joint cost to the commercial lines of business, but with no net change in cost allocated to personal lines and commercial lines in the aggregate. Previously reported 2007 amounts have been reclassified below to reflect this change in allocation methodology.

2008 vs. 2007 Income	2008	2007	Change	% Change
	(Dollars in thousands)
Commercial lines underwriting income	$772	$1,501	$(729)	(48.6)%
Personal lines underwriting loss	(22)	(945)	923	N/M
Total underwriting income	750	556	194	34.9%
Net investment income	3,361	2,941	420	14.3%
Net realized investment losses	(820)	(47)	(773)	N/M
Other	455	418	37	8.9%
Interest expense	(296)	(307)	11	(3.6)%
Income before income taxes	3,450	3,561	(111)	(3.1)%
Income taxes	858	1,008	(150)	(14.9)%
Net Income	$2,592	$2,553	$39	1.5%
Loss/ LAE ratio (GAAP)	63.4%	61.2%	2.2%
Underwriting expense ratio (GAAP)	34.7%	37.2%	(2.5)%
Combined ratio (GAAP)	98.1%	98.4%	(0.3)%
Loss/ LAE ratio (Statutory)	63.4%	61.2%	2.2%
Underwriting expense ratio (Statutory)	35.6%	37.3%	(1.7)%
Combined ratio (Statutory)	99.0%	98.5%	0.5%

(N/M means “not meaningful”)
     The Group’s GAAP combined ratio for the first quarter of 2008 was 98.1%, as compared to a combined ratio for the first quarter of 2007 of 98.4%. The statutory combined ratio for 2008 and 2007 was 99.0% and 98.5%, respectively. See discussion below relating to commercial and personal lines performance.
     Net investment income increased $0.4 million or 14.3% to $3.4 million in the first quarter of 2008 as compared to $2.9 million in the first quarter of 2007, primarily as a result of an increase in average cash and invested assets for the quarter. Average cash and invested assets totaled $365.1 million for the first quarter of 2008 as compared to $317.8 million for the first quarter of 2007, representing an increase of $47.3 million, driven by operating cash flow. Realized investment losses amounted to $0.8 million in the first quarter of 2008 as compared to $47,000 in the first quarter of 2007, which is primarily driven by changes in the fair value of the interest rate swaps (which convert the interest rate on our trust preferred obligations from floating to fixed) for the floating rate trust preferred securities. Other revenue, which is primarily service charges recorded on insurance premiums, totaled $0.5 million and $0.4 million for the first quarter of 2008 and 2007, respectively. Interest expense of $0.3 million for the first quarter of 2008 and 2007 represents interest expense related to the trust preferred obligations.
     Charts and discussion relating to each of our segments (commercial lines underwriting, personal lines underwriting, and the investment segment) follow with further discussion below. Changes have been made to the 2007 presentation of the commercial and personal lines segments to conform to the revised allocation methodology for commercial and personal lines results referred to above.

2008 vs. 2007 Revenue	2008	2007	Change	% Change
	(In thousands)
Direct premiums written	$38,297	$39,272	$(975)	(2.5)%
Net premiums written	34,539	34,801	(262)	(0.8)%
Net premiums earned	39,077	33,988	5,089	15.0%
Net investment income	3,361	2,941	420	14.3%
Net realized investment losses	(820)	(47)	(773)	N/M
Other revenue	455	426	29	6.8%
Total revenue	$42,073	$37,308	$4,765	12.8%

(N/M means “not meaningful”)
     Total revenues for the first quarter of 2008 increased $4.8 million or 12.8% to $42.1 million as compared to $37.3 million in the first quarter of 2007. This increase was due primarily to an increase in net premiums earned and net investment income offset in part by an increase in net realized investment losses. Net premiums earned totaled $39.1 million for the first quarter of 2008 as compared to $34.0 million for the first quarter of 2007, representing a 15.0% or $5.1 million increase. Net premiums earned increased 15.0% despite a 0.8% decrease in net premiums written due to quarterly timing differences in the production of direct written premiums and the impact of the change in reinsurance structure from 2006 to 2007 (retention increased to $750,000 from $250,000 and $350,000 in 2006 on FPIC’s casualty and property lines, respectively, and from $500,000 on MIC’s, MICNJ’s and FIC’s property, casualty and workers’ compensation lines). Offsetting these factors was the reduction in audit premium recorded during the quarter which is earned immediately upon booking (see discussion below for discussion of audit premium and changes in reinsurance arrangements). Net investment income totaled $3.4 million for the first quarter of 2008 as compared to $2.9 million for the first quarter of 2007, representing a 14.3% or $0.4 million increase. The increase in net investment income in the first quarter of 2008 is primarily driven by an increase in average cash and invested assets. Realized investment losses amounted to $820,000 in the first quarter of 2008 as compared to $47,000 in the first quarter of 2007. The losses in the first quarter of 2008 and 2007 were primarily the result of the mark-to-market fair value adjustment on the interest rate swaps related to the floating-rate trust preferred securities.
     In the first quarter of 2008, direct premiums written declined $1.0 million or 2.5% to $38.3 million as compared to $39.3 million in the first quarter of 2007. The decline in direct premiums written is attributed to a more difficult economic environment and competitive market conditions, including a decline in underlying construction related activity and related audit premium in California, increased competition on large accounts as well as the return of a number of competitors to the California contractor market and the East Coast habitational market.
     The decline in audit premium, as compared to the prior quarter, relates to a general decline in construction related activity, specifically in California, driven by a slowdown of the residential housing market. Approximately 50% of FPIC’s business (and approximately one-third of the Group’s business in total) is related to contractor liability, primarily in the central valley of California.
     Commercial multiple peril policies constitute a majority of the business written in FPIC’s contractor book of business. The premium on these policies is estimated at policy inception based on a prediction of the volume of the insured’s business operations during the policy period. In addition to endorsing the policy throughout the policy period based on known information, at policy expiration FPIC conducts an audit of the insured’s business operations in order to adjust the policy premium from an estimate to actual. Contractor liability policy premium tends to vary with local construction activity as well as changes in the nature of the contractor’s operations. The decline in construction related activity has impacted both the volume of premium for the contractor in-force book of business (and related exposures) and the related audit premium on expiring policies. Audits, primarily of construction related policies, generated return premium of $0.4 million in the first quarter of 2008, representing a decline of $1.5 million as compared to $1.1 million of additional premium that was generated in the first quarter of 2007.
     The decline in year-to-date direct premiums written also reflects an increasingly competitive marketplace and what management characterizes as a soft market. There has been increased competition on large accounts particularly in the East Coast habitational and California contractor programs, as competitors aggressively compete for these higher premium accounts. Management continues to maintain its policy of disciplined underwriting and pricing standards, declining business which it determines is inadequately priced for its level of risk.

     Effective January 1, 2008, the Group increased its reinsurance retention to $850,000 (from a maximum retention of $750,000 in 2007) on the casualty, property and workers’ compensation lines of business. Pollution coverage written by FPIC is now fully retained with a standard sub-limit of $150,000 (and up to $300,000 on an exception basis). Prior to 2008, FPIC reinsured 100% of its pollution coverage which in 2007 represented $1.8 million of ceded written premium. The Group also purchased an additional $1.0 million of surety coverage (subject to a 10% retention) which resulted in an increased reinsurance coverage to $4.5 million from $3.5 million per principal and a maximum retention of $900,000 per principal as compared to the previous $800,000. The effect of these changes in reinsurance arrangements increases net premiums written for the first quarter of 2008.
     Growth in Net Investment Income is discussed below.

2008 vs. 2007 Investment Income and Realized Gains	2008	2007	Change	% Change
	(In thousands)
Fixed income securities	$3,609	$3,152	$457	14.5%
Dividends	85	74	11	14.9%
Cash, cash equivalents & other	170	203	(33)	(16.3)%
Gross investment income	3,864	3,429	435	12.7%
Investment expenses	(503)	(488)	(15)	(3.1)%
Net investment income	$3,361	$2,941	$420	14.3%
Realized losses — fixed income securities	$—	$(28)	$28	N/M
Realized (losses)/gains — equity securities	(124)	29	(153)	N/M
Mark-to-market valuation for interest rate swaps	(696)	(48)	(648)	N/M
Net realized losses	$(820)	$(47)	$(773)	N/M %

(N/M means “not meaningful”)
     In the first quarter of 2008, net investment income increased $0.4 million, or 14.3% to $3.4 million as compared to $2.9 million in the first quarter of 2007. Our investment income benefited in 2008 from an increase in average cash and invested assets. Average cash and invested assets totaled $365.1 million for the first quarter of 2007 as compared to $317.8 million for the first quarter of 2007, representing an increase of $47.3 million, driven by operating cash flow.
     In the first quarter of 2008, investment income on fixed income securities increased $0.5 million, or 14.5% to $3.6 million as compared to $3.2 million in the first quarter of 2007. This was driven by an increase in the average investments held in fixed income securities. Average investments held in fixed income securities totaled $327.8 million for the first quarter of 2007 as compared to $280.2 million for the first quarter of 2007, representing an increase of $47.6 million, or 17%. The Group’s tax equivalent yield (yield adjusted for tax-benefit received on tax-exempt securities) on fixed income securities increased to 5.19% in the first quarter of 2008 compared to 5.08% in the first quarter of 2007.
     Dividend income and interest income on cash and cash equivalents were stable in the first quarter of 2008 and 2007. Investment expenses remained flat at $0.5 million in the first quarter of 2008 and 2007.
     Net realized losses for the first quarter of 2008 were $0.8 million, as compared to $47,000 in the first quarter of 2007. In the first quarter of 2008, net realized losses of $820,000 included losses on securities sales of $24,000, a loss on the mark-to-market valuation on the interest rate swaps of $696,000, and a write-down of securities determined to be other than-temporarily impaired of $100,000. In the first quarter of 2007, net realized losses of $47,000 included gains on securities sales of $29,000, a loss on the mark-to-market valuation on the interest rate swaps of $48,000, and a write-down of securities determined to be other than-temporarily impaired of $28,000. Securities determined to be other-than-temporarily impaired were written down to our estimate of fair market value at the time of the write-down. The Group has entered into four interest rate swap agreements to hedge against interest rate risk on its floating rate trust preferred securities by converting the interest rate from floating to fixed. The estimated fair value of the interest rates swaps is obtained from the third-party financial institution counterparties. The Group marks the investments to market using these valuations and records the change in the economic value of the interest rate swaps as a realized gain or loss in the consolidated statement of earnings.

     The fixed income portfolio (including short term) is invested 100% in investment grade securities, with the exception of one corporate security held with a market value of $0.3 million. As of March 31, 2008, the fixed income portfolio had an average rating of Aa1/AA+, and an average effective maturity of 5.2 years.
     Among its portfolio holdings, the Group’s only sub-prime exposure consists of asset-backed securities within the home equity sub-sector. The ABS home equity sub-sector totaled $1.6 million (book value) on March 31, 2008, representing 9.5% of the ABS holdings, 1.8% of the total structured product holdings, and 0.5% of total fixed income holdings. The sub-prime related exposure consists of four individual securities, two of which have a 100% credit enhancement through insurance against default as to principal and interest. However, since the monoline bond insurer FGIC was downgraded, one of the insured securities is now rated in accordance with the underlying collateral, or Baa3/BBB. The other insured security is rated Aaa/AAA since it is insured by AMBAC (which has not been downgraded). Should AMBAC be downgraded, the ratings on this ABS security would also receive the lower rating of either the collateral or the monoline insurer. Among the two remaining securities without credit enhancement, one is rated Aaa/AAA and one is rated Aa2/AA by Moody’s and S&P, respectively.
     The estimated fair value and unrealized loss for securities in a temporary unrealized loss position as of March 31, 2008 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(In Thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$3,167	$3	$1,151	$11	$4,318	$14
Obligations of states and political subdivisions	32,652	444	1,064	38	33,716	482
Corporate securities	3,783	119	7,903	677	11,686	796
Mortgage-backed securities	11,230	163	1,585	167	12,815	330

Total fixed maturities	50,832	729	11,703	893	62,535	1,622

Total equity securities	3,578	310	83	20	3,661	330

Total securities in a temporary unrealized loss position	$54,410	$1,039	$11,786	$913	$66,196	$1,952

     Fixed maturity investments with unrealized losses for less than twelve months are primarily due to changes in the interest rate environment. At March 31, 2008 the Group has 18 fixed maturity securities with unrealized losses for more than twelve months. Of the 18 securities with unrealized losses for more than twelve months, 14 of them have fair values of no less than 90% or more of cost, and the other 4 securities have a fair value greater than 79% of cost. The fixed income portfolio is invested 100% in investment grade securities, with the exception of one corporate security held with a market value of $0.3 million, and these unrealized losses primarily reflect the current interest rate environment. The Group does not believe these declines are other than temporary due to the credit quality of the holdings. The Group currently has the ability and intent to hold these securities until recovery.
     There are 17 common stock securities that are in an unrealized loss position at March 31, 2008. All of these securities have been in an unrealized loss position for less than six months. There are 6 preferred stock securities that are in an unrealized loss position at March 31, 2008. Five preferred stock securities have been in an unrealized loss position for less than six months. One preferred stock security has been in an unrealized loss position for more than twelve months. The Group does not believe these declines are other than temporary as a result of reviewing the circumstances of each such security in an unrealized loss position. The Group currently has the ability and intent to hold these securities until recovery.
     Results of our Commercial Lines segment were as follows. During 2007, the Group evaluated its methodology for allocating costs to its lines of business and adopted changes to such methodology in order to more accurately reflect the allocation of joint costs. This resulted in allocating less joint cost to the personal lines of business and more joint cost to the commercial lines of business, but with no net change in cost allocated to personal lines and commercial lines in the aggregate. Previously reported 2007 amounts have been reclassified below to reflect this change in allocation methodology:

2008 vs. 2007 Commercial Lines (CL)	2008	2007	Change	% Change
	(Dollars in thousands)
CL Direct premiums written	$33,333	$34,101	$(768)	(2.3)%
CL Net premiums written	$30,126	$30,148	$(22)	(0.1)%
CL Net premiums earned	$34,031	$28,540	$5,491	19.2%
CL Loss/ LAE expense ratio (GAAP)	63.4%	56.9%	6.5%
CL Expense ratio (GAAP)	34.3%	37.9%	(3.6)%
CL Combined ratio (GAAP)	97.7%	94.8%	2.9%
     In the first quarter of 2008, our commercial lines direct premiums written decreased by $0.8 million or 2.3% to $33.3 million as compared to direct written premium in the first quarter of 2007 of $34.1 million. The decline in direct premiums written is attributed to several factors including a decline in construction related activity and related audit premium in California, increased competition on large accounts as well as the return of a number of competitors to the California contractor market and the East Coast habitational market. See additional discussion above in the 2008 vs. 2007 Revenue discussion.
     In the first quarter of 2008, our commercial lines net premiums earned increased by $5.5 million or 19.2% to $34.0 million as compared to net premiums earned in the first quarter of 2007 of $28.5 million. Net premiums earned increased 19.2% despite a 0.1% decrease in net premiums written due to quarterly timing differences in the production of direct written premiums and the impact of the change in reinsurance from 2006 to 2007 (retention increased to $750,000 from $250,000 and $350,000 in 2006 on FPIC’s casualty and property lines, respectively, and from $500,000 on MIC’s, MICNJ’s and FIC’s property, casualty and workers’ compensation lines). Offsetting these factors was the reduction in audit premium recorded during the quarter which is earned immediately upon booking.
     In the commercial lines segment for the first quarter of 2008, we had underwriting income of $0.8 million, a GAAP combined ratio of 97.7%, a GAAP loss and loss adjustment expense ratio of 63.4% and a GAAP underwriting expense ratio of 34.3%, compared to underwriting income of $1.5 million, a GAAP combined ratio of 94.8%, a GAAP loss and loss adjustment expense ratio of 56.9% and a GAAP underwriting expense ratio of 37.9% in the first quarter of 2007. Our commercial lines loss ratio for the first quarter of 2008 reflects a higher frequency and claim severity than the similar period in 2007 for casualty and property lines of business in our West Coast commercial lines business. Our commercial lines loss ratio for the first quarter of 2007 reflected a frequency and severity of losses reported that fell within our range of expectations.
     Results of our Personal Lines segment were as follows. During 2007, the Group evaluated its methodology for allocating costs to its lines of business and adopted changes to such methodology in order to more accurately reflect the allocation of joint costs. This resulted in allocating less joint cost to the personal lines of business and more joint cost to the commercial lines of business, but with no net change in cost allocated to personal lines and commercial lines in the aggregate. Previously reported 2007 amounts have been reclassified below to reflect this change in allocation methodology:

2008 vs. 2007 Personal Lines (PL)	2008	2007	Change	% Change
	(Dollars in thousands)
PL Direct premiums written	$4,964	$5,171	$(207)	(4.0)%
PL Net premiums written	$4,413	$4,653	$(240)	(5.2)%
PL Net premiums earned	$5,046	$5,448	$(402)	(7.4)%
PL Loss/ LAE expense ratio (GAAP)	63.2%	84.1%	(20.9)%
PL Expense ratio (GAAP)	37.3%	33.3%	4.0%
PL Combined ratio (GAAP)	100.5%	117.4%	(16.9)%
     Personal lines direct premiums written declined to $5.0 million in the first quarter of 2008 as compared to $5.2 million in the first quarter of 2007, representing a decline of $0.2 million or 4.0%. Our personal lines have also been impacted by increased competition, similar to our commercial lines. Net premiums written also declined to $4.4 million in the first quarter of 2008 as compared to $4.7 million in the first quarter of 2007, representing a decline of $0.2 million or 5.1%. Our personal lines net premiums earned also declined to $5.0 million in the first quarter of 2008 as compared to $5.4 million for the first quarter of 2007.
     In the personal lines segment for the first quarter of 2008, we had an underwriting loss of $22,000, a GAAP combined ratio of 100.5%, a GAAP loss and loss adjustment expense ratio of 63.2% and a GAAP underwriting expense ratio of 37.3%, compared to an underwriting loss of $0.9 million, a GAAP combined ratio of 117.4%, a GAAP loss and loss adjustment expense ratio of 84.1% and a GAAP underwriting expense ratio of 33.3% in the first quarter of 2007. Our personal lines loss ratio for the first quarter of 2008 reflects a frequency and severity of losses reported within the range of our expectations. Our personal lines loss ratio for the first quarter of 2007 reflects a frequency of losses reported within the range of our expectations, but includes increased severity, due to large losses related to a variety of causes including an increase in water and freeze related claims.
     Underwriting Expenses and the Expense Ratio is discussed below.

2008 vs. 2007 Expenses and Expense Ratio	2008	2007	Change	% Change
	(Dollars in thousands)
Amortization of Deferred Acquisition Costs	$10,362	$8,777	$1,585	18.1%
As a % of net premiums earned	26.5%	25.8%	0.7%
Other underwriting expenses	3,195	3,854	(659)	(17.1)%
Underwriting expenses	$13,557	$12,631	$926	7.3%
Underwriting expense ratio	34.7%	37.2%	(2.5)%
     Underwriting expenses increased by $0.9 million, or 7.3%, to $13.6 million in the first quarter of 2008, as compared to $12.6 million in the first quarter of 2007, driven primarily by an increase in the amortization of deferred acquisition costs. The amortization of deferred acquisition costs increased in 2008 as compared to 2007 due to the increase in net earned premium. Other underwriting expenses decreased from the first quarter of 2007 due to lower share-based compensation expense under SFAS 123R, lower net contingent commission expense, and lower accrued insurance department assessments.
     Our Federal income tax was as follows:

2008 vs. 2007 Income Taxes	2008	2007	Change	% Change
	(Dollars in thousands)
Income before income taxes	$3,450	$3,561	$(111)	(3.1)%
Income taxes	858	1,008	(150)	(14.9)%
Net income	$2,592	$2,553	$39	1.5%
Effective tax rate	24.9%	28.3%	(3.4)%
     Federal income tax expense was $0.9 million and $1.0 million for the first quarter of 2008 and 2007, respectively. The effective tax rate was 24.9% and 28.3% for the first quarter of 2008 and 2007, respectively. The 2008 effective tax rate was impacted by higher tax-advantaged income (municipal bond interest), which reduces the effective tax rate.
LIQUIDITY AND CAPITAL RESOURCES
     Our insurance companies generate sufficient funds from their operations and maintain adequate liquidity in their investment portfolios to fund operations, including the payment of claims. The primary source of funds to meet the demands of claim settlements and operating expenses are premium collections, investment earnings and maturing investments.
     Our insurance companies maintain investment and reinsurance programs that are intended to provide sufficient funds to meet their obligations without forced sales of investments. This requires them to ladder the maturity of their portfolios and thereby maintain a portion of their investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

     The principal source of liquidity for the Holding Company (which has modest expenses and does not currently, or for the foreseeable future, need a significant regular source of cash flow to cover these expenses other than its debt service on its indebtedness to MIC and its quarterly dividend to shareholders) is dividend payments and other fees received from the insurance subsidiaries, and payments it receives on the 10-year note it received from the ESOP (see below) when the ESOP purchased shares at the time of the conversion from a mutual to a stock form of organization (the “Conversion”). The Holding Company also has access to an existing credit line under which it can draw up to $5 million dollars. On April 16, 2008, the Holding Company was authorized by the Board of Directors to repurchase, at management’s discretion, up to 5% of its outstanding stock. Any such purchases will be funded by the Holding Company’s existing resources, dividends from subsidiaries, or the credit line, or any combination of these resources.
     The Group’s insurance companies are required by law to maintain a certain minimum surplus on a statutory basis, and are subject to risk-based capital requirements and to regulations under which payment of a dividend from statutory surplus may be restricted and may require prior approval of regulatory authorities. Additionally, there is a covenant in the Group’s line of credit agreement that requires the Group to maintain at least 50% of its insurance companies’ capacity to pay dividends without state regulation pre-approval.
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
     As part of the funding of the acquisition of FPIG, MIC entered into a loan agreement with MIG, by which it advanced to MIG on September 30, 2005, a loan of $10 million with a 20-year term and a fixed interest rate of 4.75%, repayable in 20 equal annual installments. MIG has no special limitations on its ability to take periodic dividends from its insurance subsidiaries except for normal dividend restrictions administered by the respective domiciliary state regulators as described above. The Group believes that the resources available to MIG, will be adequate for it to meet its obligation under the note to MIC, the line of credit and its other expenses.
     On March 28, 2008 and March 29, 2007, MIG paid a quarterly shareholder dividend of $0.05 per common share. MIG began paying quarterly dividends in the second quarter of 2006. The amount of dividends paid during the first quarter of 2008 and 2007 totaled $0.3 million in each quarter, which amount was funded from the Group’s insurance companies, for which approval was sought and received (where necessary) from each of the insurance companies’ primary regulators. On April 16, 2008, MIG’s Board of Directors increased the quarterly dividend from $0.05 per share of common stock to $0.075 per share of common stock, effective with the payment of dividends on June 27, 2008 to shareholders of record of the common stock as of June 11, 2008. It is anticipated that the increased dividend will be funded with dividends to MIG from its insurance subsidiaries.
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

     The Group adopted a stock-based incentive plan at its 2004 annual meeting of shareholders. Pursuant to that plan, Mercer Insurance Group may issue a total of 876,555 shares, which amount will increase automatically each year by 1% of the number of shares outstanding at the end of the preceding year. At March 31, 2008, the shares authorized under the plan has been increased under this provision to 1,141,565 shares. For the quarter ended March 31, 2008, the Group made no grants of restricted stock and stock options. In addition, there were no forfeitures of restricted stock and stock options and no options exercised during the first quarter of 2008.
     Total assets remained flat at $547.9 million, at March 31, 2008, as compared to $546.4 million at December 31, 2007. The Group’s cash and invested assets increased $2.8 million or 1%, primarily due to net cash provided by operating activities. Reinsurance receivables increased $3.7 million or 4%, primarily due to an increase in ceded loss and loss adjustment expense reserves. Prepaid reinsurance premiums decreased $1.7 million or 17%, primarily due to a change in certain of the Group’s reinsurance contracts, whereby fewer unearned premium reserves are ceded. Deferred policy acquisition costs decreased $0.9 million or 5%, reflecting the decrease in net unearned premium reserves. Additionally, deferred income taxes decreased $0.5 million or 6%, due to changes in a variety of tax preference items.
     Total liabilities remained flat at $411.3 million at March 31, 2008 as compared to $413.0 million at December 31, 2007, primarily as a result of the increase in loss and loss adjustment expense reserves of $13.1 million or 5%, offset by a decline in unearned premiums of $6.2 million or 7% and a decline in accounts payable and accrued expenses of $5.8 million or 40%. Unearned premiums declined primarily due to quarterly timing differences in the production of direct written premiums. Accounts payable and accrued expenses declined primarily due to payments for agents profit sharing, state premium taxes, Group salary bonuses and retirement funding and other payments normally made in the first quarter of each year.
     Total stockholders’ equity increased 2%, or $3.2 million, to $136.6 million, at March 31, 2008, from $133.4 million at December 31, 2007, primarily due to net income of $2.6 million, stock compensation plan amortization of $0.1 million, change in unrealized holding gains on securities of $0.5 million and ESOP shares committed to be allocated to participants of $0.3 million, offset by stockholder dividends of $0.3 million.
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
OFF BALANCE SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS
     The Group was not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles at March 31, 2008 which would give rise to previously undisclosed market, credit or financing risk.
     The Group have no significant contractual obligations at March 31, 2008, other than its insurance obligations under its policies of insurance, trust preferred securities interest and principal, a line of credit obligation, and operating lease obligations. Projected cash disbursements pertaining to these obligations have not materially changed since December 31, 2007, and the Group expects to have the resources to pay these obligations as they come due.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
          General.
     Market risk is the risk that we will incur losses due to adverse changes in market rates and prices. We have exposure to three principal types of market risk through our investment activities: interest rate risk, credit risk and equity risk. Our primary market risk exposure is to changes in interest rates. We have not entered, and do not plan to enter, into any derivative financial instruments for hedging, trading or speculative purposes, other than the interest rate swap agreements that hedge the floating rate trust preferred securities which were assumed as part of the FPIG acquisition.
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
     Credit Risk.
     The quality of our interest-bearing investments is generally good. Our fixed maturity securities at March 31, 2008, have an average rating of AA or better.
          Municipal Bond Holding Exposure.
     The overall credit quality, based on weighted average Standard & Poor’s (S&P) ratings or equivalent when the S&P rating is not available, of the total $150.9 million municipal fixed income portfolio is:
o	“AA+” including insurance enhancement

o	“AA” excluding insurance enhancement
•	99% of the underlying ratings are “A-” or better

•	82% of the underlying ratings are “AA-” or better
     The municipal fixed income portfolio with insurance enhancement represents $105.5 million, or 70% of the total municipal fixed income portfolio.
o	The average credit quality with insurance enhancement is “AA+”

o	The average credit quality of the underlying securities, excluding insurance enhancement, is “AA”

o	Each municipal fixed income investment is evaluated based on its underlying credit fundamentals, irrespective of credit enhancement provided by bond insurers
     The municipal fixed income portfolio without insurance enhancement represents $45.4 million, or 30% of the total municipal fixed income portfolio.
o	The average credit quality of those securities without enhancement is “AA”
The following represents the Group’s municipal fixed income portfolio as of March 31, 2008:

			% of Total
	Average Credit	Market	Muni	Unrealized
	Rating	Value	Portfolio	Gain
	(dollars in thousands)
Uninsured Securities	AA+	$45,417	30%	$415
Securities with Insurance Enhancement	AA+	105,482	70%	1,017

Total		$150,899	100%	$1,432

	Market
Credit Enhancement	Value	% of Total
(dollars in thousands)
AMBAC	$11,264	7%
FGIC	32,058	21%
FSA	31,912	21%
MBIA	30,248	20%
No Enhancement	38,474	26%
Other Enhancement	6,943	5%

Grand Total	$150,899	100%

The following represents the Group’s ratings on the municipal fixed income portfolio as of March 31, 2008:

							Total Municipal		Total Municipal
					Underlying Rating		Fixed Income		Fixed Income
			Insurance		of Insurance		Portfolio		Portfolio
	Uninsured		Enhanced		Enhanced		(with Insurance		(without Insurance
	Securities		Securities		Securities		Enhancement)		Enhancement)
	(1)		(2)		(3)		(1) + (2)		(1) + (3)
					(dollars in thousands)
S&P or
equivalent	Market	% of	Market	% of	Market	% of	Market	% of	Market	% of
ratings	Value	Total	Value	Total	Value	Total	Value	Total	Value	Total
AAA	$25,459	56%	$78,343	74%	$11,415	11%	$103,802	69%	$36,874	24%
AA+	5,471	12%	8,612	8%	22,622	21%	14,083	9%	28,093	18%
AA	11,933	26%	8,292	8%	31,369	30%	20,225	13%	43,302	29%
AA-	2,554	6%	6,202	6%	21,488	20%	8,756	6%	24,042	16%
A+			2,969	3%	8,755	8%	2,969	2%	8,755	6%
A					5,776	6%			5,776	4%
A-					2,993	3%			2,993	2%
BBB-			1,064	1%	1,064	1%	1,064	1%	1,064	1%

Total	$45,417	100%	$105,482	100%	$105,482	100%	$150,899	100%	$150,899	100%

Average Rating	AA+		AA+		AA		AA+		AA

     Structured Product Exposure.

     The Group’s structured product exposure includes commercial mortgage backed securities (CMBS), residential mortgage backed securities (MBS) and asset backed securities (ABS). The total book value, as of March 31, 2008, was $88.7 million and represented 27% of the total fixed income portfolio.
     As of March 31, 2008, CMBS holdings totaled $9.7 million (book value), representing 11% of the total structured product holdings. All CMBS securities are rated Aaa/AAA by either Moody’s, S&P, or Fitch.
     As of March 31, 2008, MBS holdings totaled $61.8 million (book value), representing 70% of the total structured product holdings. The MBS securities consist of both pass-through and collateralized mortgage obligation (CMO) structures. The pass-throughs are all agency sponsored securities and have a Aaa/AAA rating. Among the CMO’s, a majority are agency sponsored and as a result, also have a Aaa/AAA rating. The non-agency backed securities represent 21% of the CMO holdings and 7% of total MBS holdings; five of six of such securities have a Aaa/AAA rating by Moody’s or S&P and one security is rated A by S&P.
     As of March 31, 2008, ABS holdings totaled $17.3 million (book value), representing 19% of the total structured product holdings. The ABS securities consist of a diversified blend of sub-sectors including, automobile loan and credit card receivables, equipment financing, home equity and rate reduction bonds, among other ABS. Outside of two holdings of $500,000 par each of home equity loans (sub-prime), all ABS securities are rated Aaa/AAA by Moody’s and S&P.
     The ABS home equity sub-sector (with underlying sub-prime home equity loans) totaled $1.64 million (book value) on March 31, 2008, representing 9.5% of the ABS holdings and 1.8% of the total structured product holdings. This sub-sector exposure consists of four individual securities; two have a 100% credit enhancement due to insurance. However, since the monoline bond insurer FGIC was downgraded, one of the insured securities is now rated according to the underlying collateral, or Baa3/BBB. The other insured security is rated Aaa/AAA since it is insured by AMBAC. Should AMBAC be downgraded, the ratings on this ABS security would also receive the lower rating of either the collateral or the monoline bond insurer. Among the two remaining securities without credit enhancement, one is rated Aaa/AAA and one is rated Aa2/AA by Moody’s and S&P, respectively.
     There are two sectors where the Group has indirect exposure to sub-prime securities. These are the U. S. Agency and investment grade corporate sectors. As of March 31, 2008, The Group held $15.1 million (book value) of agency debt, consisting predominately of Federal Home Loan Bank, Freddie Mac, and Federal Farm Credit Bank.
     The second sector of the market in which the Group has indirect exposure to sub-prime securities is the investment grade corporate market. As of March 31, 2008, the Group’s portfolio held $68.25 million (book value) of corporate bonds. Of these holdings, $6.0 million were in the banking sector, $3.8 million were in the brokerage sector, and $2.8 million were in the finance sector. The banking, brokerage, and finance sectors of the investment grade corporate market continue to face stresses and challenges. Although we believe these issuers may continue to need to strengthen their reserves and write-off bad debts, which will impact their earnings, we currently expect that these issuers will continue to pay principal and interest when due.
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
     There have been no material changes in market risk from the end of the most recent fiscal year ended December 31, 2007, and the information disclosed in connection therewith.
Item 4. Controls and Procedures
     Under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1. Legal Proceedings.
     None
Item 1A. Risk Factors.
     No material changes from risk factors previously disclosed in the registrant’s Form 10-K for the year ended December 31, 2007.

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

MERCER INSURANCE GROUP, INC. (Registrant)
Dated: May 8, 2008	By:	/s/ Andrew R. Speaker
Andrew R. Speaker,
President and Chief Executive Officer

Dated: May 8, 2008	By:	/s/ David B. Merclean
David B. Merclean,
Senior Vice President and Chief Financial Officer