Form 10-Q
period 2008-06-30
MERCER INSURANCE GROUP INC
filed 2008-08-11
CIK 1050690

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2008,
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of August 1, 2008
COMMON STOCK (No Par Value)	6,543,175

(Title of Class)	(Outstanding Shares)

Exhibit No.	Title
3.1	Articles of Incorporation of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Pre-effective Amendment No. 3 on Form S-1, SEC File No. 333-104897.)

3.2	Bylaws of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2003.)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

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
the effect of legislative, judicial, economic, demographic and regulatory events in the seven states in which we do the majority of our business as of June 30, 2008;
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
	(Dollars in thousands)
	(Unaudited)
Assets
Investments:
Fixed-income securities, available for sale, at fair value (cost $331,924 and $321,978, respectively)	$330,965	324,238
Equity securities, at fair value (cost $12,434 and $12,500, respectively)	16,628	17,930

Total investments	347,593	342,168

Cash and cash equivalents	19,394	21,580
Premiums receivable	39,747	36,339
Reinsurance receivables	89,164	83,844
Prepaid reinsurance premiums	8,174	9,486
Deferred policy acquisition costs	20,932	20,528
Accrued investment income	3,783	3,582
Property and equipment, net	14,841	13,056
Deferred income taxes	9,055	7,670
Goodwill	5,416	5,416
Other assets	4,111	2,766

Total assets	$562,210	546,435

Liabilities and Equity
Liabilities:
Losses and loss adjustment expenses	$293,540	274,399
Unearned premiums	87,280	88,024
Accounts payable and accrued expenses	11,546	14,622
Other reinsurance balances	13,155	14,734
Trust preferred securities	15,567	15,559
Advances under line of credit	3,000	3,000
Other liabilities	2,323	2,691

Total liabilities	426,411	413,029

Stockholders’ Equity:
Preferred stock, no par value, authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value, authorized 15,000,000 shares, issued 7,075,333 shares, outstanding 6,766,952 and 6,717,693 shares	—	—
Additional paid-in capital	70,912	70,394
Accumulated other comprehensive income	1,881	4,896
Retained earnings	72,657	67,613
Unearned ESOP shares	(2,819)	(3,131)
Treasury stock, 532,158 and 505,814 shares	(6,832)	(6,366)

Total stockholders’ equity	135,799	133,406

Total liabilities and stockholders’ equity	$562,210	546,435

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Six Months Ended June 30, 2008 and 2007

	2008	2007
	(Dollars in thousands, except per
	share data)
	(Unaudited)
Revenues:
Net premiums earned	$77,721	69,064
Investment income, net of expenses	6,704	6,712
Net realized investment (losses)/gains	(663)	633
Other revenue	1,019	907

Total revenues	84,781	77,316

Expenses:
Losses and loss adjustment expenses	48,745	42,630
Amortization of deferred policy acquisition costs (related party amounts of $542 and $579, respectively)	20,703	17,959
Other expenses	6,842	4,215
Interest expense	633	611

Total expenses	76,923	65,415

Income before income taxes	7,858	11,901

Income taxes	2,033	3,558

Net income	$5,825	8,343

Earnings per common share:
Basic	$0.94	1.37
Diluted	$0.91	1.32

Weighted average shares:
Basic	6,226,772	6,100,652
Diluted	6,382,926	6,307,075
See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months Ended June 30, 2008 and 2007

	2008	2007
	(Dollars in thousands, except per
	share data)
	(Unaudited)
Revenues:
Net premiums earned	$38,644	35,076
Investment income, net of expenses	3,343	3,771
Net realized investment gains	157	680
Other revenue	564	481

Total revenues	42,708	40,008

Expenses:
Losses and loss adjustment expenses	23,975	21,821
Amortization of deferred policy acquisition costs (related party amounts of $268 and $291, respectively)	10,341	9,182
Other expenses	3,647	361
Interest expense	337	304

Total expenses	38,300	31,668

Income before income taxes	4,408	8,340

Income taxes	1,175	2,550

Net income	$3,233	5,790

Earnings per common share:
Basic	$0.52	0.95
Diluted	$0.51	0.92

Weighted average shares:
Basic	6,233,796	6,113,966
Diluted	6,387,750	6,324,737
See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Six months ended June 30, 2008
(Unaudited, dollars in thousands)

				Accumulated
			Additional	other		Unearned
	Preferred	Common	paid-in	comprehensive	Retained	ESOP	Treasury
	stock	stock	capital	income	earnings	shares	stock	Total
Balance, December 31, 2007	$—	—	70,394	4,896	67,613	(3,131)	(6,366)	133,406
Net income					5,825			5,825
Unrealized gains/(losses) on securities:
Unrealized holding losses arising during period, net of related income tax benefit of $1,724				(3,346)				(3,346)
Less reclassification adjustment for losses included in net income, net of related income tax benefit of $210				405				405
Defined benefit pension plan, net of related income tax benefit of $38				(74)				(74)

Other comprehensive loss								(3,015)

Comprehensive income								2,810

Stock compensation plan amortization			259					259
Tax benefit from stock compensation plan			31					31
ESOP shares committed			228			312		540
Purchase of treasury stock							(466)	(466)
Dividends to stockholders					(781)			(781)

Balance, June 30, 2008	$—	—	70,912	1,881	72,657	(2,819)	(6,832)	135,799

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2008 and 2007

	2008	2007
	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$5,825	8,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	1,099	1,024
Net amortization of premium	742	627
Amortization of stock compensation	259	747
ESOP share commitment	540	595
Net realized investment losses/(gains)	663	(633)
Deferred income tax	168	(560)
Change in assets and liabilities:
Premiums receivable	(3,408)	(6,667)
Reinsurance receivables	(5,320)	(4,983)
Prepaid reinsurance premiums	1,312	5,274
Deferred policy acquisition costs	(404)	(3,725)
Other assets	(1,596)	443
Losses and loss adjustment expenses	19,141	12,854
Unearned premiums	(744)	7,668
Other reinsurance balances	(1,579)	(3,612)
Other	(2,994)	337

Net cash provided by operating activities	13,704	17,732

Cash flows from investing activities:
Purchase of fixed income securities, available for sale	(33,214)	(37,102)
Purchase of equity securities	(1,999)	(1,494)
Sale of short-term investments, net	—	7,332
Sale and maturity of fixed income securities, available for sale	22,068	11,356
Sale of equity securities	1,352	1,552
Purchase of property and equipment, net	(2,881)	(1,404)

Net cash used in investing activities	(14,674)	(19,760)

Cash flows from financing activities:
Purchase of treasury stock	(466)	(40)
Tax benefit from stock compensation plans	31	153
Proceeds from issuance of common stock	—	40
Dividends to stockholders	(781)	(631)

Net cash used in financing activities	(1,216)	(478)

Net decrease in cash and cash equivalents	(2,186)	(2,506)
Cash and cash equivalents at beginning of period	21,580	17,618

Cash and cash equivalents at end of period	$19,394	15,112

Cash paid during the period for:
Interest	$626	603
Income taxes	$2,700	2,375
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
          Mercer Insurance Group, Inc. (MIG) and subsidiaries (collectively, the Group) includes Mercer Insurance Company (MIC), its subsidiaries Queenstown Holding Company, Inc. (QHC) and its subsidiary Mercer Insurance Company of New Jersey, Inc. (MICNJ), Franklin Holding Company, Inc. (FHC) and its subsidiary Franklin Insurance Company (FIC), and BICUS Services Corporation (BICUS). On October 1, 2005, MIG acquired Financial Pacific Insurance Group, Inc. (FPIG) and its subsidiaries Financial Pacific Insurance Company (FPIC) and Financial Pacific Insurance Agency (FPIA), which is currently inactive after having sold the opportunity to solicit renewals to an unrelated agency for a fixed commission for one year, commencing in October, 2006. FPIG also holds an interest in three statutory business trusts that were formed for the purpose of issuing Floating Rate Capital Securities.
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
          The Group applies the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment”, using the modified-prospective-transition method. The after-tax compensation expense recorded in the consolidated statements of earnings for stock options (net of forfeitures) for the six months ended June 30, 2008 and 2007 was $108,000 and $312,000, respectively. The after-tax compensation expense recorded in the consolidated statements of earnings for restricted stock (net of forfeitures) for the six months ended June 30, 2008 and 2007 was $94,000 and $230,000, respectively. The after-tax compensation expense recorded in the consolidated statements of earnings for stock options (net of forfeitures) for the three months ended June 30, 2008 and 2007 was $54,000 and $145,000, respectively. The after-tax compensation expense recorded in the consolidated statements of earnings for restricted stock (net of forfeitures) for the three months ended June 30, 2008 and 2007 was $47,000 and $110,000, respectively.
          As of June 30, 2008, the Group has $0.8 million of unrecognized total compensation cost related to non-vested stock options and restricted stock. That cost will be recognized over the remaining weighted-average vesting period of 1.8 years, based on the estimated grant date fair value.
          For the six months ended June 30, 2008, the Group made no grants of restricted stock and stock options. In addition, there were no forfeitures of restricted stock and stock options and no options exercised during the first six months of 2008.
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
          Financial data by segment is as follows:

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Revenues:
Net premiums earned:
Commercial lines	$67,689	$58,312
Personal lines	10,032	10,752

Total net premiums earned	77,721	69,064
Net investment income	6,704	6,712
Net realized investment (losses)/gains	(663)	633
Other revenue	1,019	907

Total revenues	$84,781	$77,316

Income before income taxes:
Underwriting income (loss):
Commercial lines	$2,240	$5,159
Personal lines	(809)	(899)

Total underwriting income	1,431	4,260
Net investment income	6,704	6,712
Net realized investment (losses)/gains	(663)	633
Other	386	296

Income before income taxes	$7,858	$11,901

	Three Months Ended June 30,
	2008	2007
	(In thousands)
Revenues:
Net premiums earned:
Commercial lines	$33,658	$29,772
Personal lines	4,986	5,304

Total net premiums earned	38,644	35,076
Net investment income	3,343	3,771
Net realized investment gains	157	680
Other revenue	564	481

Total revenues	$42,708	$40,008

Income before income taxes:
Underwriting income (loss):
Commercial lines	$1,468	$3,666
Personal lines	(787)	46

Total underwriting income	681	3,712
Net investment income	3,343	3,771
Net realized investment gains	157	680
Other	227	177

Income before income taxes	$4,408	$8,340

(3) Reinsurance
          Premiums earned are net of amounts ceded of $11.0 million and $17.5 million for the six months ended June 30, 2008 and 2007, respectively and $5.3 million and $8.2 million for the three months ended June 30, 2008 and 2007, respectively. Losses and loss adjustment expenses are net of amounts ceded of $10.6 million and $14.0 million for the six months ended June 30, 2008 and 2007, respectively and $4.7 million and $5.0 million for the three months ended June 30, 2008 and 2007, respectively.
          Effective January 1, 2008, the Group renewed its reinsurance coverages with a number of changes. The retention on any individual property or casualty risk was increased to $850,000 from $750,000. Pollution coverage written by FPIC is now fully retained with a standard sub-limit of $150,000 (and up to $300,000 on an exception basis). Prior to 2008, FPIC reinsured 100% of its pollution coverage, which for the twelve months ended December 31, 2007 represented $1.8 million of ceded written premium. The Group also purchased an additional $1.0 million of surety coverage (subject to a 10% retention) which resulted in an increased reinsurance coverage to $4.5 million from $3.5 million per principal and a maximum retention of $900,000 per principal as compared to the previous $800,000.
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
(4) Comprehensive Income
          The Group’s comprehensive income for the six and three month period ended June 30, 2008 and 2007 is as follows:

	Six months ended
	June 30,
	2008	2007
	(In thousands)
Net income	$5,825	$8,343
Other comprehensive loss, net of tax:
Unrealized losses on securities:
Unrealized holding losses arising during period, net of related income tax benefit of $1,724 and $999	(3,346)	(1,939)
Less reclassification adjustment for losses/(gains) included in net income, net of related income tax (benefit)/expense of $(210) and $116	405	(227)
Defined benefit pension plan, net of related income tax benefit of $38	(74)	—

	(3,015)	(2,166)

Comprehensive income	$2,810	$6,177

	Three months ended
	June 30,
	2008	2007
	(In thousands)
Net income	$3,233	$5,790
Other comprehensive loss, net of tax:
Unrealized losses on securities:
Unrealized holding losses arising during period, net of related income tax benefit of $1,963 and $1,114	(3,810)	(2,163)
Less reclassification adjustment for losses/(gains) included in net income, net of related income tax (benefit)/expense of $(167) and $116	323	(227)
Defined benefit pension plan, net of related income tax benefit of $38	(74)	—

	(3,561)	(2,390)

Comprehensive (loss)/income	$(328)	$3,400

(5) Share-based Compensation
          The Group adopted the Mercer Insurance Group, Inc. 2004 Stock Incentive Plan (the Plan) on June 16, 2004. Awards under the Plan may be made in the form of incentive stock options, nonqualified stock options, restricted stock or any combination to employees and non-employee Directors. At adoption, the Plan initially limited to 250,000 the number of shares that may be awarded as restricted stock, and to 500,000 the number of shares for which incentive stock options may be granted. The total number of shares initially authorized in the Plan was 876,555 shares, with an annual increase equal to 1% of the shares outstanding at the end of each year. As of June 30, 2008, the Plan’s authorization has been increased under this feature to 1,141,565 shares. The Plan provides that stock options and restricted stock awards may include vesting restrictions and performance criteria at the discretion of the Compensation Committee of the Board of Directors. The term of options may not exceed ten years for incentive stock options, and ten years and one month for nonqualified stock options, and the option price may not be less than fair market value on the date of grant. The grants made under the plan employ graded vesting over vesting periods of 3 or 5 years for restricted stock, incentive stock options, and nonqualified stock option grants, and include only service conditions. Upon exercise, it is anticipated that newly issued shares will be issued to the option holder.
          For the six months ended June 30, 2008, the Group made no grants of restricted stock and stock options. In addition, there were no forfeitures of restricted stock and stock options and no options exercised during the first six months of 2008.
          Information regarding stock option activity in the Group’s Plan is presented below:

		Weighted Average
	Number of	Exercise Price
	Shares	per Share
Outstanding at December 31, 2007	603,200	$13.24
Granted — 2008	—	—
Exercised — 2008	—	—
Forfeited — 2008	—	—

Outstanding at June 30, 2008	603,200	$13.24

Exercisable at:
June 30, 2008	522,533	$12.56
Weighted-average remaining contractual life		6.2 years
Compensation remaining to be recognized for unvested stock options at June 30, 2008 (millions)		$0.4
Weighted-average remaining amortization period		1.8 years
Aggregate Intrinsic Value of outstanding options, June 30, 2008 (millions)		$2.8
Aggregate Intrinsic Value of exercisable options, June 30, 2008 (millions)		$2.6

          In determining the expense to be recorded for stock options in the consolidated statements of earnings, the fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The significant assumptions utilized in applying the Black-Scholes-Merton option pricing model are the risk-free interest rate, expected term, dividend yield, and expected volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model. The expected term of an option award is based on expected experience of the awards. The dividend yield is determined by dividing the per-share dividend by the grant date stock price. The expected volatility is based on the volatility of the Group’s stock price over a historical period.
          Information regarding unvested restricted stock activity in the Group’s Plan is below:

		Weighted
		Average
	Number of	Fair Value
	Shares	per Share
Unvested restricted stock at December 31, 2007	44,584	$14.66
Granted — 2008	—	—
Vested — 2008	(18,125)	12.24
Forfeited — 2008	—	—

Unvested restricted stock at June 30, 2008	26,459	$16.32

Compensation remaining to be recognized for unvested restricted stock at June 30, 2008 (millions)		$0.4
Weighted-average remaining amortization period		1.4 years

(6) Earnings per Share
The computation of basic and diluted earnings per share is as follows:

	Six months ended
	June 30,
	2008	2007
	(Dollars in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$5,825	$8,343

Denominator for basic earnings per share — weighted-average shares	6,226,772	6,100,652
Effect of stock incentive plans	156,154	206,423

Denominator for diluted earnings per share	6,382,926	6,307,075

Basic earnings per share	$0.94	$1.37

Diluted earnings per share	$0.91	$1.32

	Three months ended
	June 30,
	2008	2007
	(Dollars in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$3,233	$5,790

Denominator for basic earnings per share — weighted-average shares	6,233,796	6,113,966
Effect of stock incentive plans	153,954	210,771

Denominator for diluted earnings per share	6,387,750	6,324,737

Basic earnings per share	$0.52	$0.95

Diluted earnings per share	$0.51	$0.92

          The denominator for diluted earnings per share does not include the effect of outstanding stock options that have an anti-dilutive effect. Options on 40,000 shares were considered to be anti-dilutive for both the three and six month periods ended June 30, 2008 and 2007 and were excluded from the earnings per share calculation.
(7) Income Taxes
     In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for income tax reserves and contingencies recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. On January 1, 2007, the Group adopted FIN 48. As a result of adoption, the Group recognized a previously unrecognized tax benefit of approximately $0.2 million relating to merger-related expenses for the FPIG acquisition that took place October 1, 2005. The application of FIN 48 for this unrecognized tax benefit resulted in a corresponding reduction to goodwill relating to the FPIG acquisition of $0.2 million. The adoption of FIN 48 did not result in any adjustments to beginning retained earnings, nor did it have a significant effect on operations, financial condition or liquidity. As of June 30, 2008, the Group has no unrecognized tax benefits.
     The Group’s effective tax rate for the six months ended June 30, 2008, was lower than that of the same period in the prior year primarily as a result of the receipt in the prior year of the retaliatory tax refund discussed in footnote 9.
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

     In accordance with SFAS 157, the Group’s financial assets and financial liabilities measured at fair value are categorized into three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
•	Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes all U.S. Treasury obligations that are traded by dealers or brokers in active markets. Valuations are obtained from readily available third-party pricing sources for market transactions involving identical assets or liabilities. These securities do not entail a significant degree of judgment since the valuations are based on quoted prices that are readily and regularly available in an active market.

•	Level 2 — Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are based on identical or comparable assets and liabilities.

•	Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.
The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

	June 30, 2008
(in thousands)	Total	Level 1	Level 2	Level 3

Fixed-income securities, available for sale	$330,965	$6,306	$321,302	$3,357
Equity securities	16,628	14,824	981	823

Total assets	$347,593	$21,130	$322,283	$4,180

Other liabilities	$429	—	$429	—

Total liabilities	$429	—	$429	—

Net gains included in net income relating to assets held and liabilities at June 30, 2008	($721)	($212)	($509)	—

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
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	For the Six Months Ended
	June 30, 2008
	Fixed-income
	securities,
	available	Equity
(in thousands)	for sale	securities

Balance, beginning of period	$2,399	$823
Total net losses included in other comprehensive income	(9)	—
Purchases, sales, issuances and settlements, net	967	—

Balance, end of period	$3,357	$823

	For the Three Months Ended
	June 30, 2008
	Fixed-income
	securities,
	available	Equity
(in thousands)	for sale	securities

Balance, beginning of period	$3,423	$823
Total net losses included in other comprehensive income	(62)	—
Purchases, sales, issuances and settlements, net	(4)	—

Balance, end of period	$3,357	$823

For the six months ended June 30, 2008, there were no assets or liabilities measured at fair value on a nonrecurring basis.
(9) Retaliatory Tax Refund
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
     Pursuant to the protests, the Group received $4.3 million in 2007 as a reimbursement of protested payments of retaliatory tax, including accrued interest, previously made by the Group for the periods 1999-2004. The refund was recorded, after reduction for federal income tax, in the amount of $2.8 million in the 2007 consolidated statement of earnings, with $2.5 million recorded in the quarter ended June 30, 2007, and $0.3 million recorded in the quarter ended September 30, 2007. The allocation of the refund to pre-tax earnings included an increase to net investment income of $720,000, with $687,000 of that amount recognized in the quarter ended June 30, 2007, and $33,000 recognized in the quarter ended September 30, 2007, for the interest received on the refund, and $3.6 million as a reduction to Other Expense to recognize the recovery of amounts previously charged to Other Expense, with $3.1 million of that amount recognized in the quarter ended June 30, 2007, and $0.5 million recognized in the quarter ended September 30, 2007. This is a non-recurring item which significantly affects the earnings of both the three and six month periods ended June 30, 2007, and performance metrics such as the combined ratio.

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
     Variability in our income is caused by a variety of circumstances, some within the control of our companies and some not within our control. Premium volume is affected by, among other things, the availability and regular flow to our insurance companies of quality, properly-priced risks being produced by our agents, the ability to retain existing good-performing accounts, competition from other insurance companies, regulatory rate approvals, our reputation, and other limitations created by the marketplace or regulators. Our underwriting costs are affected by, among other things, the amount of commission and profit-sharing commission we pay our agents to produce the underwriting risks for which we receive premiums, the cost of issuing insurance policies and maintaining our customer and agent relationships, marketing costs, taxes we pay to the states in which we operate on the amount of premium we collect, and other assessments and charges imposed on our companies by the regulators in the states in which we do business. Our claim and claim settlement costs are affected by, among other things, the quality of our accounts, severe or extreme weather in our operating region, the nature of the claim, the regulatory and legal environment in our territories, inflation in underlying medical and property repair costs, and the availability and cost of reinsurance. Our investment income and realized gains and losses are determined by, among other things, market forces, the rates of interest and dividends paid on our investment portfolio holdings, the credit or investment quality of the issuers and the success of their underlying businesses, the market perception of the issuers, and other factors such as ratings by rating agencies and analysts.
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
     Reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at June 30, 2008.

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

	Adjusted Loss and		Adjusted Loss and
Change in Loss	Loss Adjustment	Percentage	Loss Adjustment	Percentage
and Loss	Reserves Net of	Change in	Reserves Net of	Change in
Adjustment	Reinsurance as of	Equity as of	Reinsurance as of	Equity as of
Reserves Net of	June 30,	June 30,	December 31,	December 31,
Reinsurance	2008	2008 (1)	2007	2007 (1)
(Dollars in thousands)
(10.0)%	$184,723	10.0%	$172,815	9.5%
(7.5)%	189,854	7.5%	177,616	7.1%
(5.0)%	194,986	5.0%	182,416	4.7%
(2.5)%	200,117	2.5%	187,217	2.4%
Base	205,248	—	192,017	—
2.5%	210,379	(2.5)%	196,817	(2.4)%
5.0%	215,510	(5.0)%	201,618	(4.7)%
7.5%	220,642	(7.5)%	206,418	(7.1)%
10.0%	225,773	(10.0)%	211,219	(9.5)%

(1)	Net of tax
     The property and casualty industry has incurred substantial aggregate losses from claims related to asbestos-related illnesses, environmental remediation, product liability, mold, and other uncertain exposures. We have not experienced significant losses from these types of claims. Our subsidiary, FPIC, insures contractors for liability for construction defect risks, among other risks.
     The table below summarizes loss and loss adjustment reserves by major line of business:

	June 30,	December 31,
	2008	2007
	(In thousands)
Commercial lines:
Commercial multi-peril	$213,949	$198,919
Commercial automobile	42,424	37,569
Other liability	11,696	11,854
Workers’ compensation	8,192	8,279
Surety	6,708	6,818
Fire, allied, inland marine	568	131

	283,537	263,570

Personal lines:
Homeowners	6,944	7,029
Personal automobile	1,851	2,122
Other liability	1,052	1,142
Fire, allied, inland marine	115	490
Workers’ compensation	41	46

	10,003	10,829

Total	$293,540	$274,399

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
     The Group’s policy on impairment of value of investments is as follows: if a security has a market value below cost it is considered impaired. For any such security a review of the financial condition and prospects of the issuing company will be performed by the Investment Committee to assess whether the decline in market value is other than temporary. If the assessment is that the decline in market value is “other than temporary”, the carrying value of the security will be written down to “realizable value” and the amount of the write-down accounted for as a realized loss. “Realizable value” is defined for this purpose as the market price of the security. Write-down to a value other than the market price requires objective evidence in support of that value.
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
     The Group’s municipal portfolio has experienced ratings migration as a result of the downgrade of the claims paying ratings of nearly all of the monoline insurance companies. During the second quarter of 2008, AMBAC was downgraded to AA- from AAA and to Aa3 from Aaa by S&P and Moody’s respectively. MBIA was also downgraded to AA from AAA and to A2 from Aaa during the quarter. FGIC was downgraded to BB and to B1. FSA retained its AAA/Aaa ratings but is weakly positioned in this rating category due to higher risk residential mortgage-backed security exposure in both its insured book and Financial Products segment.
     Insured municipals generally carry two ratings: a standalone rating based on individual fundamentals and an insured rating based on the claims paying ability of the issuer’s monoline insurer (if the issue is insured). The recent monoline insurers’ downgrades have caused ratings downgrades in the Group’s insured municipal portfolio. When the monoline insurers are downgraded, the ratings on insured municipal bonds are downgraded to the municipality or revenue bonds’ underlying credit rating or the insured rating, whichever is higher.
     As of June 30, 2008, all of the Group’s municipal bonds carry an underlying rating of at least an A- or better by S&P or Moody’s, except $1 million of Puerto Rico Commonwealth bonds due in 2013. These bonds are rated Baa3/BBB-. The bonds were originally rated A3/A due to the insurance provided by the monoline insurer, FGIC. When FGIC was downgraded, the Puerto Rico municipal bonds were downgraded to their underlying or standalone rating of Baa3/BBB-, as FGIC’s rating is lower.
     The ratings of the Group’s asset backed securities (ABS) were also impacted as a result of monoline downgrades during the second quarter of 2008. Among ABS holdings, two insured securities are now rated as according to the higher of the underlying collateral or the monoline rating. One bond is insured by FGIC and is rated Baa3/BB while the other, insured by AMBAC, is rated Aa3/AA.
     In the first six months of 2008, we incurred an impairment charge of $671,000 for ten securities that were determined to be other than temporarily impaired. In the first six months of 2007, we incurred an impairment charge of $28,000 for one security that was determined to be other than temporarily impaired.
     We have one significant non-traded equity security, a non-voting common stock in Excess Reinsurance Company, which is carried at $0.8 million, for which the carrying value is based on the estimated selling price of the company. The shareholders of Excess Re have approved the sale of the company and the final value will depend on a final audit that is currently underway. Other non-traded securities, which are not material in the aggregate, are carried at cost.

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
Results of Operations
     The key goal of the Group’s business model is the sale of properly priced and underwritten personal and commercial property and casualty insurance through independent agents and the investment of the premiums in a manner designed to assure that claims and expenses can be paid while providing a return on the capital employed. Loss trends and investment performance are critical factors in the success of the business model.
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
Six and three months ended June 30, 2008 compared to six and three months ended June 30, 2007
     The components of income for the first six months of 2008 and 2007, and the change and percentage change from year to year, are shown in the charts below. The accompanying narrative refers to the statistical information displayed in the chart immediately above the narrative. During 2007, the Group evaluated its methodology for allocating costs to its lines of business and adopted changes to such methodology in order to more accurately reflect the allocation of joint costs. This resulted in allocating less joint cost to the personal lines of business and more joint cost to the commercial lines of business, but with no net change in cost allocated to personal lines and commercial lines in the aggregate. Previously reported 2007 amounts have been reclassified below to reflect this change in allocation methodology.

Six months ended June 30,
2008 vs. 2007 Income	2008	2007	Change	% Change
	(Dollars in thousands)
Commercial lines underwriting income	$2,240	$5,159	$(2,919)	(56.6)%
Personal lines underwriting loss	(809)	(899)	90	(10.0)%
Total underwriting income	1,431	4,260	(2,829)	(66.4)%
Net investment income	6,704	6,712	(8)	(0.1)%
Net realized investment (losses)/gains	(663)	633	(1,296)	N/M
Other	1,019	907	112	12.3%
Interest expense	(633)	(611)	(22)	3.6%
Income before income taxes	7,858	11,901	(4,043)	(34.0)%
Income taxes	2,033	3,558	(1,525)	(42.9)%
Net Income	5,825	8,343	(2,518)	(30.2)%
Loss/ LAE ratio (GAAP)	62.8%	61.7%	1.1%
Underwriting expense ratio (GAAP)	35.4%	32.1%	3.3%
Combined ratio (GAAP)	98.2%	93.8%	4.4%
Loss/ LAE ratio (Statutory)	62.8%	61.7%	1.1%
Underwriting expense ratio (Statutory)	35.0%	30.3%	4.7%
Combined ratio (Statutory)	97.8%	92.0%	5.8%

Three months ended June 30,
2008 vs. 2007 Income	2008	2007	Change	% Change
	(Dollars in thousands)
Commercial lines underwriting income	$1,468	$3,666	$(2,198)	(60.0)%
Personal lines underwriting loss	(787)	46	(833)	N/M
Total underwriting income	681	3,712	(3,031)	(81.7)%
Net investment income	3,343	3,771	(428)	(11.3)%
Net realized investment gains	157	680	(523)	N/M
Other	564	481	83	17.3%
Interest expense	(337)	(304)	(33)	10.9%
Income before income taxes	4,408	8,340	(3,932)	(47.1)%
Income taxes	1,175	2,550	(1,375)	(53.9)%
Net Income	3,233	5,790	(2,557)	(44.2)%
Loss/ LAE ratio (GAAP)	62.0%	62.2%	(0.2)%
Underwriting expense ratio (GAAP)	36.2%	27.2%	9.0%
Combined ratio (GAAP)	98.2%	89.4%	8.8%
Loss/ LAE ratio (Statutory)	62.0%	62.2%	(0.2)%
Underwriting expense ratio (Statutory)	34.6%	25.1%	9.5%
Combined ratio (Statutory)	96.6%	87.3%	9.3%

(N/M means “not meaningful”)
     The Group received approximately $3.8 million in April 2007 as a non-recurring reimbursement of protested payments of retaliatory tax and interest previously made by the Group for the periods 1999-2003, as well as interest accrued on the refund. The refund has been recorded, after reduction for federal income tax, in the amount of approximately $2.5 million in the consolidated statement of earnings for the quarter ended June 30, 2007. The allocation of the refund to pre-tax earnings included an increase to Net Investment Income of $687,000 for the interest received on the refund, and $3.1 million as a reduction to Other Expense to recognize the recovery of amounts previously recognized in Other Expense. This is a non-recurring item which significantly affects the earnings of both the three and six month periods ended June 30, 2007, and performance metrics such as the combined ratio.
     The Group’s GAAP combined ratio for the first six months of 2008 was 98.2%, as compared to a combined ratio for the first six months of 2007 of 93.8%. Excluding the effect of the non-recurring retaliatory tax refund described above, the GAAP combined ratio for the first six months of 2007 was 98.3%. The statutory combined ratio for the first six months of 2008 and 2007 was 97.8% and 92.0%, respectively. See discussion below relating to commercial and personal lines performance.
     The Group’s GAAP combined ratio for the second quarter of 2008 was 98.2%, as compared to a combined ratio for the second quarter of 2007 of 89.4%. Excluding the effect of the non-recurring retaliatory tax refund described above, the GAAP combined ratio for the second quarter of 2007 was 98.3%. The statutory combined ratio for the second quarter of 2008 and 2007 was 96.6% and 87.3%, respectively. See discussion below relating to commercial and personal lines performance.
     Net investment income totaled $6.7 million in the first six months of 2008 and 2007. Net investment income for the first six months of 2007 included $687,000 of interest income as a result of the non-recurring impact of the retaliatory tax refund. Average cash and invested assets totaled $365.4 million for the first six months of 2008 as compared to $321.4 million for the first six months of 2007, representing an increase of $44.0 million, driven by operating cash flow. Net investment income for the second quarter of 2008 decreased $0.4 million or 11.3% to $3.3 million for the second quarter of 2008 as compared to $3.8 million for the second quarter of 2007. The decrease is attributable to the non-recurring retaliatory tax refund recorded in 2007 described above.
     Net realized investment losses amounted to $0.7 million in the first six months of 2008 as compared to net realized investment gains of $0.6 million in the first six months of 2007, which is primarily driven by changes in the fair value of the interest rate swaps (which convert the interest rate on our trust preferred obligations from floating to fixed) for the floating rate trust preferred securities and other than temporary impairments on investment securities. See discussion of other than temporary impairments on investment securities in the Critical Accounting Policies section. Other revenue, which is primarily service charges recorded on insurance premiums, totaled $1.0 million and $0.9 million for the first six months of 2008 and 2007, respectively. Interest expense of $0.6 million for the first six months of 2008 and 2007 represents interest expense related to the trust preferred obligations.
     Charts and discussion relating to each of our segments (commercial lines underwriting, personal lines underwriting, and the investment segment) follow with further discussion below. Changes have been made to the 2007 presentation of the commercial and personal lines segments to conform to the revised allocation methodology for commercial and personal lines results referred to above.

Six Months Ended June 30,
2008 vs. 2007 Revenue	2008	2007	Change	% Change
	(In thousands)
Direct premiums written	$87,377	$93,479	$(6,102)	(6.5)%
Net premiums written	78,288	82,007	(3,719)	(4.5)%
Net premiums earned	77,721	69,064	8,657	12.5%
Net investment income	6,704	6,712	(8)	(0.1)%
Net realized investment (losses)/gains	(663)	633	(1,296)	N/M
Other revenue	1,019	907	112	12.3%
Total revenue	$84,781	$77,316	$7,465	9.7%

Three Months Ended June 30,
2008 vs. 2007 Revenue	2008	2007	Change	% Change
	(In thousands)
Direct premiums written	$49,080	$54,207	$(5,127)	(9.5)%
Net premiums written	43,749	47,206	(3,457)	(7.3)%
Net premiums earned	38,644	35,076	3,568	10.2%
Net investment income	3,343	3,771	(428)	(11.3)%
Net realized investment gains	157	680	(523)	N/M
Other revenue	564	481	83	17.3%
Total revenue	$42,708	$40,008	$2,700	6.7%

(N/M means “not meaningful”)
     Total revenues for the first six months of 2008 increased $7.5 million or 9.7% to $84.8 million as compared to $77.3 million in the first six months of 2007. This increase was due primarily to an increase in net premiums earned offset in part by an increase in net realized investment losses. Net premiums earned totaled $77.7 million for the first six months of 2008 as compared to $69.1 million for the first six months of 2007, representing a 12.5% or $8.7 million increase. Net premiums earned increased 12.5% despite a 4.5% decrease in net premiums written due to quarterly timing differences in the production of direct written premiums and the impact of the change in reinsurance structure from 2006 to 2007 (retention increased to $750,000 from $250,000 and $350,000 in 2006 on FPIC’s casualty and property lines, respectively, and from $500,000 on MIC’s, MICNJ’s and FIC’s property, casualty and workers’ compensation lines). Offsetting these factors was the reduction in audit premium recorded during 2008 which is earned immediately upon booking (see discussion below for discussion of audit premium and changes in reinsurance arrangements).
     Net investment income totaled $6.7 million for the first six months of 2008 and 2007. Net investment income for the first six months of 2007 was impacted by the $687,000 non-recurring impact of the retaliatory tax refund. Net realized investment losses amounted to $663,000 in the first six months of 2008 as compared to net realized investment gains of $633,000 in the first six months of 2007. The net loss in the first six months of 2008 was primarily the result of write-downs of investment securities that were determined to be other-than-temporarily impaired, partially offset by a gain on the sale of investment securities. The net gain in the first six months of 2007 was primarily the result of a gain on the mark-to-market fair value adjustment on the interest rate swaps related to the floating-rate trust preferred securities and gains on the sale of investment securities, partially offset by write-downs of investment securities that were determined to be other-than-temporarily impaired. See discussion of other than temporary impairments on investment securities in the Critical Accounting Policies section.
     Total revenues for the second quarter of 2008 increased $2.7 million or 6.7% to $42.7 million as compared to $40.0 million in the second quarter of 2007. This increase was due primarily to an increase in net premiums earned offset in part by a decrease in net investment income and an increase in net realized investment losses. Net premiums earned totaled $38.6 million for the second quarter of 2008 as compared to $35.1 million for the second quarter of 2007, representing a 10.2% or $3.6 million increase.
     Net investment income for the second quarter of 2008 decreased $0.4 million or 11.3% to $3.3 million for the second quarter of 2008 as compared to $3.8 million for the second quarter of 2007. The decrease is attributable to the non-recurring retaliatory tax refund recorded in 2007 described above. Net realized investment gains amounted to $157,000 and $680,000 in the second quarter of 2008 and 2007, respectively. The net gain in the second quarter of 2008 was primarily the result of a gain on the mark-to-market fair value adjustment on the interest rate swaps related to the floating-rate trust preferred securities and gains on the sale of investment securities, offset by write-downs of investment securities that were determined to be other-than-temporarily impaired. The net gain in the second quarter of 2007 was primarily the result of a gain on the mark-to-market fair value adjustment on the interest rate swaps related to the floating-rate trust preferred securities and gains on the sale of investment securities. See discussion of other than temporary impairments on investment securities in the Critical Accounting Policies section.
     In the first six months of 2008, direct premiums written declined $6.1 million or 6.5% to $87.4 million as compared to $93.5 million in the first six months of 2007. In the second quarter of 2008, direct premiums written declined $5.1 million or 9.5% to $49.1 million as compared to $54.2 million in the second quarter of 2007. The decline in direct premiums written is attributed to a more difficult economic environment and competitive market conditions, including a decline in construction related activity and related audit premium in California, increased competition on large accounts as well as the return of a number of competitors to the California contractor market and the East Coast habitational market.
     The decline in audit premium, as compared to the prior year, relates to a general decline in construction related activity and failing businesses in the construction industry, specifically in California, driven by a slowdown of the residential housing market. Approximately 50% of FPIC’s business (and approximately one-third of the Group’s business in total) is related to contractor liability, primarily in the central valley of California.
     Commercial multiple peril policies constitute a majority of the business written in FPIC’s contractor book of business. The premium on these policies is estimated at policy inception based on a prediction of the volume of the insured’s business operations during the policy period. In addition to endorsing the policy throughout the policy period based on known information, at policy expiration FPIC conducts an audit of the insured’s business operations in order to adjust the policy premium from an estimate to actual. Contractor liability policy premium tends to vary with local construction activity as well as changes in the nature of the contractor’s operations. The decline in construction related activity and failing businesses in the construction industry has impacted both the volume of premium for the contractor in-force book of business (and related exposures) and the related audit premium on expiring policies. Audits, primarily of construction related policies, generated return premium of $1.0 million in the first six months of 2008, representing a decline of $2.7 million as compared to $1.7 million of additional premium that was generated in the first six months of 2007. Audits, primarily of construction related policies, generated return premium of $0.7 million in the second quarter of

2008, representing a decline of $1.2 million as compared to $0.5 million of additional premium that was generated in the second quarter of 2007.
     The decline in year-to-date direct premiums written also reflects an increasingly competitive marketplace and what management characterizes as a soft market. There has been increased competition on large accounts particularly in the East Coast habitational and California construction contracting programs, as competitors aggressively compete for these higher premium accounts. Management continues to maintain its policy of disciplined underwriting and pricing standards, declining business which it determines is inadequately priced for its level of risk. In spite of the highly competitive market conditions being observed, the Group’s policy retention ratios have been favorable across most product lines.
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
     In the third quarter of 2008, a new Businessowners program for California risks is expected to be introduced. This product will target small to medium sized businesses which have been shown to be somewhat less price sensitive than larger accounts. This product will also help to balance FPIC’s business between property and casualty exposures. Additionally, a new contracting product which specializes in covering artisan contractors is being developed for Arizona, California, Nevada and Oregon and is targeted for introduction in late 2008. Artisan contractors primarily provide repair and maintenance services and this segment tends to experience less severe market fluctuations compared to the real estate construction industry.
     Both the California Businessowners and western states Artisan products will be transacted using an Internet-based rating process where agents will be able to rate and bind these products, subject to pre-programmed underwriting criteria. Additionally, new Internet-based rating will be introduced for our Personal Automobile product in Pennsylvania in the third quarter of 2008. Our New Jersey and Pennsylvania agents writing Businessowners, Commercial Automobile, Workers’ Compensation and Artisan Contractors commercial lines business will begin to use our Internet-based rating applications. Plans to introduce Internet-based Commercial Automobile rating for our western states are currently being developed.
     Effective January 1, 2008, the Group increased its reinsurance retention to $850,000 (from a maximum retention of $750,000 in 2007) on the casualty, property and workers’ compensation lines of business. Pollution coverage written by FPIC is now fully retained with a standard sub-limit of $150,000 (and up to $300,000 on an exception basis). Prior to 2008, FPIC reinsured 100% of its pollution coverage which in the twelve months ended December 31, 2007 represented $1.8 million of ceded written premium. The Group also purchased an additional $1.0 million of surety coverage (subject to a 10% retention) which resulted in an increased reinsurance coverage to $4.5 million from $3.5 million per principal and a maximum retention of $900,000 per principal as compared to the previous $800,000. The effect of these changes in reinsurance arrangements increases net premiums written for the first six months of 2008.
     Growth in Net Investment Income is discussed below.

Six Months Ended June 30,
2008 vs. 2007 Investment Income and Realized Gains	2008	2007	Change	% Change
	(In thousands)
Fixed income securities	$7,289	$6,418	$871	13.6%
Dividends	167	147	20	13.6%
Cash, cash equivalents & other	253	1,062	(809)	(76.2)%
Gross investment income	7,709	7,627	82	1.1%
Investment expenses	(1,005)	(915)	(90)	(9.8)%
Net investment income	6,704	6,712	$(8)	(0.1)%
Realized losses — fixed income securities	(459)	—	$(459)	N/M
Realized (losses)/gains — equity securities	(154)	343	(497)	N/M
Mark-to-market valuation for interest rate swaps	(50)	290	(340)	N/M
Net realized (losses)/gains	(663)	633	$(1,296)	N/M

Three Months Ended June 30,
2008 vs. 2007 Investment Income and Realized Gains	2008	2007	Change	% Change
	(In thousands)
Fixed income securities	$3,680	$3,266	$414	12.7%
Dividends	82	73	9	12.3%
Cash, cash equivalents & other	83	859	(776)	(90.3)%
Gross investment income	3,845	4,198	(353)	(8.4)%
Investment expenses	(502)	(427)	(75)	(17.6)%
Net investment income	3,343	3,771	$(428)	(11.3)%
Realized losses — fixed income securities	(459)	28	$(487)	N/M
Realized (losses)/gains — equity securities	(30)	314	(344)	N/M
Mark-to-market valuation for interest rate swaps	646	338	308	N/M
Net realized gains	157	680	$(523)	N/M

(N/M means “not meaningful”)
     Net investment income totaled $6.7 million in the first six months of 2008 and 2007. Net investment income for the first six months of 2007 was favorably impacted by the $687,000 non-recurring impact of the retaliatory tax refund. Average cash and invested assets totaled $365.4 million for the first six months of 2008 as compared to $321.4 million for the first six months of 2007, representing an increase of $44.0 million. The increase in invested assets is driven primarily by operating cash flow, including the benefits of the 2008 and 2007 reinsurance agreement changes, which result in less premium being ceded to reinsurers.
     In the first six months of 2008, investment income on fixed income securities increased $0.9 million, or 13.6% to $7.3 million, as compared to $6.4 million in the same period in 2007. This was driven by an increase in the average investments held in fixed income securities. The Group’s tax equivalent yield (yield adjusted for tax-benefit received on tax-exempt securities) on fixed income securities remained stable at 5.16% and 5.20% for the first six months of 2008 and 2007, respectively.
     Dividend income in the six months ended June 30, 2008 was consistent to that of the same period in 2007. Interest income on cash and cash equivalents decreased $0.8 million to $0.3 million for the first six months of 2008 as compared to $1.1 million for the first six months of 2007, primarily as a result of the $687,000 of non-recurring interest received on the retaliatory tax refund in 2007. Investment expenses increased 9.8%, or $0.1 million, to $1.0 million for the first six months of 2008 from $0.9 million for the six months of 2007.

     Net investment income for the second quarter of 2008 decreased $0.4 million or 11.3% to $3.3 million for the second quarter of 2008 as compared to $3.8 million for the second quarter of 2007. The decrease is attributable to the non-recurring retaliatory tax refund recorded in 2007 described above.
     Dividend income in the second quarter of 2008 was consistent from that of the same period in 2007. Interest income on cash and cash equivalents decreased $0.8 million to $0.1 million for the second quarter of 2008 as compared to $0.9 million for the second quarter of 2007, primarily as a result of the $687,000 of non-recurring interest received on the retaliatory tax refund in 2007. Investment expenses in the second quarter of 2008 increased 17.6%, or $0.1 million, to $0.5 million in the second quarter of 2008 from $0.4 million in the same period in 2007.
     Net realized losses for the first six months of 2008 were $663,000, as compared to net realized gains of $633,000 in the same period of 2007. In the first six months of 2008, net realized losses of $663,000 included net gains on securities sales of $58,000, a loss on the mark-to-market valuation on the interest rate swaps of $50,000 and write-downs of securities determined to be other than-temporarily impaired of $671,000. In the first six months of 2007, net realized gains of $633,000 included net gains on securities sales of $371,000, a gain on the mark-to-market valuation on the interest rate swaps of $290,000 and write-downs of securities determined to be other than-temporarily impaired of $28,000. Securities determined to be other-than-temporarily impaired were written down to our estimate of fair market value at the time of the write-down. See discussion of other than temporary impairments on investment securities in the Critical Accounting Policies section. The Group has entered into four interest rate swap agreements to hedge against interest rate risk on its floating rate trust preferred securities. The estimated fair value of the interest rates swaps is obtained from the third-party financial institution counterparties. The Group marks the investments to market using these valuations and records the change in the economic value of the interest rate swaps as a realized gain or loss in the consolidated statement of earnings.
     The estimated fair value and unrealized loss for securities in a temporary unrealized loss position as of June 30, 2008 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$24,534	$279	$1,036	$34	$25,570	$313
Obligations of states and political subdivisions	69,921	1,112	1,032	66	70,953	1,178
Corporate securities	26,238	502	7,068	760	33,306	1,262
Mortgage-backed securities	11,798	242	1,291	51	13,089	293

Total fixed maturities	132,491	2,135	10,427	911	142,918	3,046

Total equity securities	4,691	330	83	20	4,774	350

Total securities in a temporary unrealized loss position	$137,182	$2,465	$10,510	$931	$147,692	$3,396

     Fixed maturity investments with unrealized losses are primarily due to changes in the interest rate environment. At June 30, 2008 the Group has 17 fixed maturity securities with unrealized losses for more than twelve months. Of the 17 securities with unrealized losses for more than twelve months, 13 of them have fair values of no less than 93% or more of cost, and the other 4 securities have a fair value greater than 69% of cost. The Group does not believe these declines are other than temporary due to the credit quality of the holdings. The Group currently has the ability and intent to hold these securities until recovery.
     As of June 30, 2008, the fixed income portfolio (including short term) consists of 99.8% investment grade securities, with the remaining 0.2% invested in one corporate security held with a market value of $0.3 million, and one asset backed security held with a market value of $0.4 million. The Group does not believe these declines are other than temporary due to the credit quality of the holdings. The Group currently has the ability and intent to hold these securities until recovery. The fixed income portfolio has an average rating of Aa2/AA+, an average effective maturity of 5.4 years, and an average tax equivalent book yield of 5.16%.
     Among its portfolio holdings, the Group’s only subprime exposure consists of asset-backed securities within the home equity subsector. The ABS home equity subsector totaled $1.2 million (book value) on June 30, 2008, representing 7.7% of the ABS holdings, 1.4% of the total structured product holdings, and 0.4% of total fixed income holdings. The subprime related exposure consists of four individual securities, two of which have a 100% credit enhancement, based on insurance against default as to principal and interest. However, since FGIC and AMBAC have been downgraded from AAA status, the two insured securities are now rated according to the higher of the underlying collateral or the monoline rating. One bond is rated Baa3/BB while the other is rated Aa3/AA. Among the two remaining securities without credit enhancement, one is rated Aaa/AAA and the other is rated Aa2/AA by Moody’s and S&P, respectively. See discussion of recent downgrades and other than temporary impairments on investment securities in the Critical Accounting Policies section.
     There are 17 common stock securities that are in an unrealized loss position at June 30, 2008. All of these securities have been in an unrealized loss position for less than six months. There are 7 preferred stock securities that are in an unrealized loss position at June 30, 2008. Three preferred stock securities have been in an unrealized loss position for less than six months. Three preferred stock securities have been in an unrealized loss position for more than six months but less than twelve months. One preferred stock security has been in an unrealized loss position for more than twelve months. The Group does not believe these declines are other than temporary as a result of reviewing the circumstances of each such security in an unrealized loss position. The Group currently has the ability and intent to hold these securities until recovery.
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

Six Months Ended June 30,
2008 vs. 2007 Commercial Lines (CL)	2008	2007	Change	% Change
	(Dollars in thousands)
CL Direct premiums written	$76,634	$82,374	$(5,740)	(7.0)%
CL Net premiums written	$68,665	$72,214	$(3,549)	(4.9)%
CL Net premiums earned	$67,689	$58,312	$9,377	16.1%
CL Loss/ LAE expense ratio (GAAP)	61.6%	57.8%	3.8%
CL Expense ratio (GAAP)	35.1%	33.4%	1.7%
CL Combined ratio (GAAP)	96.7%	91.2%	5.5%

Three Months Ended June 30,
2008 vs. 2007 Commercial Lines (CL)	2008	2007	Change	% Change
	(Dollars in thousands)
CL Direct premiums written	$43,300	$48,273	$(4,973)	(10.3)%
CL Net premiums written	$38,539	$42,066	$(3,527)	(8.4)%
CL Net premiums earned	$33,658	$29,772	$3,886	13.1%
CL Loss/ LAE expense ratio (GAAP)	59.8%	58.6%	1.2%
CL Expense ratio (GAAP)	35.9%	29.1%	6.8%
CL Combined ratio (GAAP)	95.7%	87.7%	8.0%
     In the first six months of 2008, our commercial lines direct premiums written decreased by $5.7 million or 7.0% to $76.6 million as compared to direct written premium in the first six months of 2007 of $82.4 million. The decline in direct premiums written is attributed to several factors including a decline in construction related activity and related audit premium in California, increased competition on large accounts as well as the return of a number of competitors to the California contractor market and the East Coast habitational market. See additional discussion above in the 2008 vs. 2007 Revenue discussion.

     In the first six months of 2008, our commercial lines net premiums earned increased by $9.4 million or 16.1% to $67.7 million as compared to net premiums earned in the first six months of 2007 of $58.3 million. Net premiums earned increased 16.1% despite a 4.9% decrease in net premiums written due to quarterly timing differences in the production of direct written premiums and the impact of the change in reinsurance from 2006 to 2007 (retention increased to $750,000 from $250,000 and $350,000 in 2006 on FPIC’s casualty and property lines, respectively, and from $500,000 on MIC’s, MICNJ’s and FIC’s property, casualty and workers’ compensation lines). Offsetting these factors was the reduction in audit premium recorded in 2008 which is earned immediately upon booking.
     In the second quarter of 2008, our commercial lines direct premiums written decreased by $5.0 million, or 10.3%, to $43.3 million as compared to direct premiums written in the same period of 2007 of $48.3 million. Net premiums earned in the same period increased 13.1%, or $3.9 million, to $33.7 million from $29.8 million in the second quarter of 2007.
     In the commercial lines segment for the first six months of 2008, we had underwriting income of $2.2 million, a GAAP combined ratio of 96.7%, a GAAP loss and loss adjustment expense ratio of 61.6% and a GAAP underwriting expense ratio of 35.1%, compared to underwriting income of $5.2 million, a GAAP combined ratio of 91.2%, a GAAP loss and loss adjustment expense ratio of 57.8% and a GAAP underwriting expense ratio of 33.4% in the first six months of 2007. Our commercial lines loss ratio for the first six months of 2008 reflects a higher frequency and claim severity than the similar period in 2007 for casualty and property lines of business in our West Coast commercial lines business. Our commercial lines loss ratio for the first six months of 2007 reflected a frequency and severity of losses reported that fell within our range of expectations. The performance of the commercial lines in the first six months of 2007 was impacted favorably by the non-recurring retaliatory tax refund.
     In the commercial lines segment for the second quarter of 2008, we had underwriting income of $1.5 million, a GAAP combined ratio of 95.6%, a GAAP loss and loss adjustment expense ratio of 59.8% and a GAAP underwriting expense ratio of 35.9%, compared to underwriting income of $3.7 million, a GAAP combined ratio of 87.7%, a GAAP loss and loss adjustment expense ratio of 58.6% and a GAAP underwriting expense ratio of 29.1% in the second quarter of 2007. Our commercial lines loss ratio for the second quarter of 2008 reflects a higher frequency and claim severity than the similar period in 2007 for casualty and property lines of business in our West Coast commercial lines business. Our commercial lines loss ratio for the second quarter of 2007 reflected a frequency and severity of losses reported that fell within our range of expectations. The performance of the commercial lines in the second quarter of 2007 was impacted favorably by the non-recurring retaliatory tax refund.
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

Six Months Ended June 30,
2008 vs. 2007 Personal Lines (PL)	2008	2007	Change	% Change
	(Dollars in thousands)
PL Direct premiums written	$10,743	$11,105	$(362)	(3.3)%
PL Net premiums written	$9,623	$9,793	$(170)	(1.7)%
PL Net premiums earned	$10,032	$10,752	$(720)	(6.7)%
PL Loss/ LAE expense ratio (GAAP)	70.2%	83.2%	(13.0)%
PL Expense ratio (GAAP)	37.8%	25.2%	12.6%
PL Combined ratio (GAAP)	108.0%	108.4%	(0.4)%

Three Months Ended June 30,
2008 vs. 2007 Personal Lines (PL)	2008	2007	Change	% Change
	(Dollars in thousands)
PL Direct premiums written	$5,780	$5,934	$(154)	(2.6)%
PL Net premiums written	$5,210	$5,140	$70	1.4%
PL Net premiums earned	$4,986	$5,304	$(318)	(6.0)%
PL Loss/ LAE expense ratio (GAAP)	77.4%	82.3%	(4.9)%
PL Expense ratio (GAAP)	38.4%	16.8%	21.6%
PL Combined ratio (GAAP)	115.8%	99.1%	16.7%
     Personal lines direct premiums written declined to $10.7 million in the first six months of 2008 as compared to $11.1 million in the first six months of 2007, representing a decline of $0.4 million or 3.3%. Personal lines direct premiums written declined to $5.8 million in the second quarter of 2008 as compared to $5.9 million in the second quarter of 2007, representing a decline of $0.1 million or 2.6%. Our personal lines have also been impacted by increased competition, similar to our commercial lines. Our personal lines net premiums earned also declined to $5.0 million in the second quarter of 2008 as compared to $5.3 million for the second quarter of 2007.
     In the personal lines segment for the first six months of 2008, we had an underwriting loss of $0.8 million, a GAAP combined ratio of 108.2%, a GAAP loss and loss adjustment expense ratio of 70.2% and a GAAP underwriting expense ratio of 37.8%, compared to an underwriting loss of $0.9 million, a GAAP combined ratio of 108.4%, a GAAP loss and loss adjustment expense ratio of 83.2% and a GAAP underwriting expense ratio of 25.2% in the first six months of 2007. Our personal lines loss ratio for the first six months of 2008 reflects a frequency and severity of losses reported within the range of our expectations. Our personal lines loss ratio for the first six months of the prior year reflects a frequency of losses reported within the range of our expectations, but included increased severity, due to large losses related to a variety of causes including an increase in water and freeze related claims.
     In the personal lines segment for the second quarter of 2008, we had an underwriting loss of $0.8 million a GAAP combined ratio of 115.8%, a GAAP loss and loss adjustment expense ratio of 77.4% and a GAAP underwriting expense ratio of 38.4%, compared to an underwriting gain of $0.1 million, a GAAP combined ratio of 99.1%, a GAAP loss and loss adjustment expense ratio of 82.3% and a GAAP underwriting expense ratio of 16.8% in the second quarter of 2007. Our personal lines loss ratio for the second quarter of 2008 and 2007 reflects a frequency and severity of losses reported within the range of our expectations.
     Underwriting Expenses and the Expense Ratio is discussed below.

Six Months Ended June 30,
2008 vs. 2007 Expenses and Expense Ratio	2008	2007	Change	% Change
	(Dollars in thousands)
Amortization of Deferred Acquisition Costs	$20,703	$17,959	$2,744	15.3%
As a % of net premiums earned	26.6%	26.0%	0.6%
Other underwriting expenses	6,842	4,215	2,627	62.3%
Underwriting expenses	27,545	22,174	$5,371	24.2%
Underwriting expense ratio	35.4%	32.1%	3.3%
     Underwriting expenses increased by $5.4 million, or 24.2%, to $27.5 million in the first six months of 2008, as compared to $22.2 million in the first six months of 2007. The increase in underwriting expenses primarily reflects an increase in the amortization of deferred acquisition costs in 2008 and the inclusion of the non-recurring retaliatory tax refund, which reduced other underwriting expenses by $3.1 million in the first six months of 2007. The amortization of deferred acquisition costs increased in 2008 as compared to 2007 due to the increase in net earned premium. Underwriting expenses also reflects lower share-based compensation expense under SFAS 123R and lower net contingent commission expense. Lastly, underwriting expenses are impacted by the previously discussed changes in the 2008 and 2007 reinsurance program whereby less ceded premium is being recorded and accordingly less ceding commission is received, which increases underwriting expenses and net acquisition costs.

     Our Federal income tax was as follows:

Six Months Ended June 30,
2008 vs. 2007 Income Taxes	2008	2007	Change	% Change
	(Dollars in thousands)
Income before income taxes	$7,858	$11,901	$(4,043)	(34.0)%
Income taxes	2,033	3,558	(1,525)	(42.9)%
Net income	5,825	8,343	$(2,518)	(30.2)%
Effective tax rate	25.9%	29.9%	(4.0)%
     Federal income tax expense was $2.0 million and $3.6 million for the first six months of 2008 and 2007, respectively. The effective tax rate was 25.9% and 29.9% for the first six months of 2008 and 2007, respectively. The 2007 effective tax rate was impacted by an unusually high amount of taxable income in the period caused by the retaliatory tax refund, which increases the effective tax rate. The 2008 effective tax rate was impacted by higher tax-advantaged income (municipal bond interest), which reduces the effective tax rate.
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
     The principal source of liquidity for the Holding Company (which has modest expenses and does not currently, or for the foreseeable future, need a significant regular source of cash flow to cover these expenses other than its debt service on its indebtedness to MIC, its quarterly dividend to shareholders, and the funding necessary for any stock repurchases pursuant to the currently authorized stock repurchase program) is dividend payments and other fees received from the insurance subsidiaries, and payments it receives on the 10-year note it received from the ESOP (see below) when the ESOP purchased shares at the time of the conversion from a mutual to a stock form of organization (the “Conversion”). The Holding Company also has access to an existing credit line under which it can draw up to $5 million dollars.
     On April 16, 2008, the Holding Company was authorized by the Board of Directors to repurchase, at management’s discretion, up to 5% of its outstanding stock. Any such purchases will be funded by the Holding Company’s existing resources, dividends from subsidiaries, or the credit line, or any combination of these resources. As of June 30, 2008, the Holding Company had purchased, pursuant to the authority granted by the Board on April 16, 2008, a total of 25,000 shares of outstanding stock at an average cost of $17.71 per share, and is holding the stock as treasury stock.
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
     MIG began paying quarterly dividends of $0.05 per common share in the second quarter of 2006. On April 16, 2008, MIG’s Board of Directors increased the quarterly dividend from $0.05 per share of common stock to $0.075 per share of common stock, effective with the payment of the June 27, 2008 dividend. The amount of dividends paid during the first six months of 2008 and 2007 totaled $0.8 million and $0.6 million, respectively. The shareholder dividend was funded from the Group’s insurance companies, for which approval was sought and received (where necessary) from each of the insurance companies’ primary regulators.
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
     The Group adopted a stock-based incentive plan at its 2004 annual meeting of shareholders. Pursuant to that plan, Mercer Insurance Group may issue a total of 876,555 shares, which amount will increase automatically each year by 1% of the number of shares outstanding at the end of the preceding year. At June 30, 2008, the number of shares authorized under the plan has been increased under this provision to 1,141,565 shares. For the six months ended June 30, 2008, the Group made no grants of restricted stock and stock options. In addition, there were no forfeitures of restricted stock and stock options and no options exercised during the first six months of 2008.
     Total assets increased 3%, or $15.8 million, to $562.2 million, at June 30, 2008, as compared to $546.4 million at December 31, 2007. The Group’s cash and invested assets increased $3.2 million or 1%, primarily due to net cash provided by operating activities, offset by declines in market value of securities within the portfolio. Premiums receivable increased $3.4 million or 9%, primarily due to timing differences in the recording and collecting of premium. Reinsurance receivables increased $5.3 million or 6%, primarily due to an increase in ceded loss and loss adjustment expense reserves. Prepaid reinsurance premiums decreased $1.3 million or 14%, primarily due to a change in certain of the Group’s reinsurance contracts, whereby fewer unearned premium reserves are ceded. Additionally, deferred income taxes increased $1.4 million or 18%, due to changes in a variety of tax preference items.
     Total liabilities increased 3% or $13.4 million, to $426.4 million at June 30, 2008 as compared to $413.0 million at December 31, 2007, primarily as a result of the increase in loss and loss adjustment expense reserves of $19.1 million or 7%, offset by a decline in accounts payable and accrued expenses of $3.1 million or 21% and a decline in other reinsurance balances of $1.6 million or 11%. Accounts payable and accrued expenses declined primarily due to payments for agents profit sharing, state premium taxes, Group salary bonuses and retirement funding and other payments normally made after year-end. Other reinsurance balances declined primarily due to a change in certain of the Group’s reinsurance contracts, whereby fewer premium is ceded.
     Total stockholders’ equity increased 2%, or $2.4 million, to $135.8 million, at June 30, 2008, from $133.4 million at December 31, 2007, primarily due to net income of $5.8 million, stock compensation plan amortization of $0.3 million, and ESOP shares committed to be allocated to participants of $0.5 million, offset by stockholder dividends of $0.8 million, the purchase of treasury stock of $0.5 million and changes in unrealized holding gains and losses on securities of $2.9 million.

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
OFF BALANCE SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS
          The Group was not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles at June 30, 2008 which would give rise to previously undisclosed market, credit or financing risk.
          The Group has no significant contractual obligations at June 30, 2008, other than its insurance obligations under its policies of insurance, trust preferred securities interest and principal, a line of credit obligation, and operating lease obligations. Projected cash disbursements pertaining to these obligations have not materially changed since December 31, 2007, and the Group expects to have the resources to pay these obligations as they come due.

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
          Credit Risk.
          The quality of our interest-bearing investments is generally good. Our fixed maturity securities at June 30, 2008, have an average rating of AA or better.
     Municipal Bond Holding Exposure.
     The overall credit quality, based on weighted average Standard & Poor’s (S&P) ratings or equivalent when the S&P rating is not available, of the total $149.5 million municipal fixed income portfolio is:
•	“AA+” including insurance enhancement

•	“AA” excluding insurance enhancement
•	99% of the underlying ratings are “A-” or better

•	89% of the underlying ratings are “AA-” or better
     The municipal fixed income portfolio with insurance enhancement represents $102.8 million, or 69% of the total municipal fixed income portfolio.
•	The average credit quality with insurance enhancement is “AA+”

•	The average credit quality of the underlying, excluding insurance enhancement, is “AA”

•	Each municipal fixed income investment is evaluated based on its underlying credit fundamentals, irrespective of credit enhancement provided by bond insurers
     The municipal fixed income portfolio without insurance enhancement represents $46.6 million, or 31% of the total municipal fixed income portfolio.
•	The average credit quality of those securities without enhancement is “AA+”
The following represents the Group’s municipal fixed income portfolio as of June 30, 2008:

			% of Total
	Average Credit	Market	Muni	Unrealized
	Rating	Value	Portfolio	Loss
		(dollars in thousands)
Uninsured Securities	AA+	$46,636	31%	$(159)
Securities with Insurance Enhancement	AA+	102,825	69%	(367)

Total		$149,461	100%	$(526)

	Market
Credit Enhancement	Value	% of Total
	(dollars in thousands)
AMBAC	$11,081	7%
FGIC	28,436	19%
FSA	29,387	20%
MBIA	27,561	18%
No Enhancement	35,085	24%
Other Enhancement	8,472	6%
Escrowed to Maturity	9,439	6%

Grand Total	$149,461	100%

The following represents the Group’s ratings on the municipal fixed income portfolio as of June 30, 2008:

							Total Municipal		Total Municipal
					Underlying Rating		Fixed Income		Fixed Income
			Insurance		of Insurance		Portfolio		Portfolio
	Uninsured		Enhanced		Enhanced		(with Insurance		(without Insurance
	Securities		Securities		Securities		Enhancement)		Enhancement)
	(1)		(2)		(3)		(1) + (2)		(1) + (3)
	(dollars in thousands)
S&P or
equivalent	Market	% of	Market	% of	Market	% of	Market	% of	Market	% of
ratings	Value	Total	Value	Total	Value	Total	Value	Total	Value	Total

AAA	$25,082	54%	$37,605	37%	$11,575	11%	$62,687	42%	$36,657	25%
AA+	6,503	14%	19,556	19%	26,691	26%	26,059	17%	33,194	21%
AA	12,534	27%	36,785	36%	28,773	28%	49,319	33%	41,307	28%
AA-	2,518	5%	7,645	7%	19,629	19%	10,163	7%	22,147	15%
A+			202	0%	6,437	6%	202	0%	6,437	4%
A					5,710	7%			5,710	4%
A-					2,978	3%			2,978	2%
BBB-
			1,031	1%	1,031	1%	1,031	1%	1,031	1%

Total	$46,637	100%	$102,824	100%	$102,824	100%	$149,461	100%	$149,461	100%

Average Rating	AA+		AA+		AA		AA+		AA

     Structured Product Exposure.
     The Group’s structured product exposure includes commercial mortgage backed securities (CMBS), residential mortgage backed securities (MBS) and asset backed securities (ABS). The total book value, as of June 30, 2008, was $90.4 million and represented 27% of the total fixed income portfolio.
     As of June 30, 2008, CMBS holdings totaled $9.6 million (book value), representing 11% of the total structured product holdings. All CMBS securities are rated Aaa/AAA by either Moody’s, S&P, or Fitch.
     As of June 30, 2008, MBS holdings totaled $64.7 million (book value), representing 72% of the total structured product holdings. The MBS securities consist of both pass-through and collateralized mortgage obligation (CMO) structures. The pass-throughs are all agency sponsored securities and have a Aaa/AAA rating. Among the CMO’s, a majority are agency sponsored and as a result, also have a Aaa/AAA rating. The non-agency backed securities represent 21% of the CMO holdings and 7% of total MBS holdings; five of six of such securities have a Aaa/AAA rating by Moody’s or S&P and one security is rated A by S&P.
     As of June 30, 2008, ABS holdings totaled $16.0 million (book value), representing 18% of the total structured product holdings. The ABS securities consist of a diversified blend of subsectors including, automobile loan and credit card receivables, equipment financing, home equity, rate reduction bonds, among other ABS. Outside of three holdings of home equity (sub-prime), all ABS securities are rated Aaa/AAA by Moody’s and S&P.
     The ABS home equity subsector (collateral of sub-prime home equity loans) totaled $1.2 million (book value) on June 30, 2008, representing 7.7% of the ABS holdings and 1.4% of the total structured product holdings. This subsector exposure consists of four individual securities; two have a 100% credit enhancement due to insurance. However, since FGIC and AMBAC were downgraded, the ratings were impacted. The FGIC insured security is now rated as according to the underlying collateral, or Baa3/BB. The other insured security is rated Aa3/AA based on AMBAC’s claim paying ability. Among the two remaining securities without credit enhancement, one is rated Aaa/AAA and one is rated Aa2/AA by Moody’s and S&P, respectively.
     There are two sectors where the Group has indirect exposure to subprime securities. These are the U.S. Agency and investment grade corporate sectors. As of June 30, 2008, the Group held $15.0 million (book value) of agency debt, consisting predominately of

Fannie Mae, Federal Home Loan Bank, Freddie Mac, and Federal Farm Credit Bank securities.
     The second sector of the market in which the Group has indirect exposure to subprime securities is the investment grade corporate market. As of June 30, 2008, the Group’s portfolio held $69.9 million (book value) of corporate bonds. Of these holdings, $15.7 million were in the banking sector, $6.3 million were in the brokerage sector, and $5.9 million were in the finance sector. The banking, brokerage, and finance sectors of the investment grade corporate market continue to face stresses and challenges. Although these issuers will continue to need to strengthen their reserves and write-off bad debts which will impact their earnings, it is expected that these issuers will continue to pay principal and interest when due.
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
Item 4. Controls and Procedures
     Under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2008. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2008. There were no changes in our internal control over financial reporting during the six months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1. Legal Proceedings.
     None
Item 1A. Risk Factors.
     No material changes from risk factors previously disclosed in the registrant’s Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	The Plans or
Period	Shares Purchased	per Share	Programs (Note 1)	Programs (Note 1)
April 1-30, 2008	0	N/A	0	328,476
May 1-31, 2008	10,000	$17.79	10,000	318,476
June 1-30, 2008	15,000	$17.66	15,000	303,476
Total	25,000	$17.71	25,000	303,476

Note 1 — On April 16, 2008, the Company’s Board of Directors authorized the repurchase of up to 5% of outstanding common shares of the Company. The repurchased shares will be held as treasury shares available for issuance in connection with Mercer Insurance Group’s 2004 Stock Incentive Plan. In addition to the shares described above, in June, 2008, the Company purchased 1,344 shares from employees in connection with the vesting of restricted stock. These repurchases were made to satisfy tax withholding obligations with respect to those employees and the vesting of their restricted stock. These shares were purchased at the current market value of the Company’s common stock on the date of purchase, and were not purchased as part of the publicly announced program.

Item 3.	Defaults Upon Senior Securities
     None

Item 4.	Submission of Matters to a Vote of Security Holders
     (a) The Company held its Annual Meeting of Shareholders on April 16, 2008.
     (b) The names of each director elected to serve until 2011 at the Annual Meeting of Shareholders are as follows:

	No. of Votes	No. of Votes
	For	Withheld
Roland D. Boehm	4,982,742	323,471
H. Thomas Davis, Jr.	4,914,352	391,861
William V.R. Fogler	4,914,353	391,860
     The following directors are serving terms of office that continue through 2009 and 2010 , as noted:

Year Term
Director	Expires
William C. Hart	2009
Richard U. Niedt.	2009
Richard G. Van Noy	2009
Andrew R. Speaker	2010
George T. Hornyak, Jr.	2010
Samuel J. Malizia	2010
     (c) One additional proposal was submitted for a vote, with the following results:

	No. of Votes	No. of Votes	No. of Votes
	For	Against	Abstaining
Ratification of the appointment of KPMG LLP as independent registered public accounting firm of the Company for the year ending December 31, 2008.	5,288,929	4,457	12,827

Item 5.	Other Information
     None

Item 6.	Exhibits
     Exhibits

Exhibit No.	Title
3.1	Articles of Incorporation of Mercer Insurance Group, Inc. (incorporated by reference herein to the Group’s Pre-effective Amendment No. 3 on Form S-1, SEC File No. 333-104897.)

3.2	Bylaws of Mercer Insurance Group, Inc. (incorporated by reference herein to the Group’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2003.)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

SIGNATURES
     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INSURANCE GROUP, INC. (Registrant)
Dated: August 11, 2008	By:	/s/ Andrew R. Speaker
Andrew R. Speaker,
President and Chief Executive Officer

Dated: August 11, 2008	By:	/s/ David B. Merclean
David B. Merclean,
Senior Vice President and Chief Financial Officer