Form 10-Q
period 2008-09-30
MERCER INSURANCE GROUP INC
filed 2008-11-10
CIK 1050690

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2008,
or
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of October 31, 2008
COMMON STOCK (No Par Value)	6,453,560
(Title of Class)	(Outstanding Shares)

Exhibit No.	Title
3.1	Articles of Incorporation of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Pre-effective Amendment No. 3 on Form S-1, SEC File No. 333-104897.)

3.2	Bylaws of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2003.)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

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
the effect of legislative, judicial, economic, demographic and regulatory events in the seven states in which we do the majority of our business as of September 30, 2008;
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
disruption in world financial markets, which could adversely affect demand for the Company’s products, and credit risk associated with agents, customers, and reinsurers, as well as adversely affecting the Company’s investment portfolio value and investment income. Disrupted markets could present difficulty if the Company needed to raise additional capital in the future.
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
	(Dollars in thousands)
	(Unaudited)
Assets
Investments:
Fixed-income securities, available for sale, at fair value (cost $333,628 and $321,978, respectively)	$328,548	324,238
Equity securities, at fair value (cost $12,351 and $12,500, respectively)	14,730	17,930
Short-term investments, at cost, which approximates fair value	9,998	—

Total investments	353,276	342,168

Cash and cash equivalents	14,690	21,580
Premiums receivable	39,431	36,339
Reinsurance receivables	89,104	83,844
Prepaid reinsurance premiums	7,460	9,486
Deferred policy acquisition costs	21,202	20,528
Accrued investment income	3,639	3,582
Property and equipment, net	15,357	13,056
Deferred income taxes	11,581	7,670
Goodwill	5,416	5,416
Other assets	3,286	2,766

Total assets	$564,442	546,435

Liabilities and Equity
Liabilities:
Losses and loss adjustment expenses	$298,991	274,399
Unearned premiums	86,271	88,024
Accounts payable and accrued expenses	13,549	14,622
Other reinsurance balances	11,824	14,734
Trust preferred securities	15,571	15,559
Advances under line of credit	3,000	3,000
Other liabilities	2,283	2,691

Total liabilities	431,489	413,029

Stockholders’ Equity:
Preferred stock, no par value, authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value, authorized 15,000,000 shares, issued 7,075,333 shares, outstanding 6,782,691 and 6,717,693 shares, respectively	—	—
Additional paid-in capital	71,163	70,394
Accumulated other comprehensive (loss)/income	(2,073)	4,896
Retained earnings	73,969	67,613
Unearned ESOP shares	(2,662)	(3,131)
Treasury stock, 567,158 and 505,814 shares	(7,444)	(6,366)

Total stockholders’ equity	132,953	133,406

Total liabilities and stockholders’ equity	$564,442	546,435

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Nine Months Ended September 30, 2008 and 2007

	2008	2007
	(Dollars in thousands, except per share data)
	(Unaudited)
Revenues:
Net premiums earned	$115,590	106,367
Investment income, net of expenses	10,173	9,592
Net realized investment (losses)/gains	(2,944)	267
Other revenue	1,555	1,494

Total revenues	124,374	117,720

Expenses:
Losses and loss adjustment expenses	71,564	65,398
Amortization of deferred policy acquisition costs (related party amounts of $805 and $865, respectively)	31,163	27,829
Other expenses	10,618	7,530
Interest expense	961	911

Total expenses	114,306	101,668

Income before income taxes	10,068	16,052

Income taxes	2,463	4,697

Net income	$7,605	11,355

Earnings per common share:
Basic	$1.22	1.85
Diluted	$1.19	1.80

Weighted average shares:
Basic	6,230,476	6,125,654
Diluted	6,382,740	6,318,029
See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months Ended September 30, 2008 and 2007

	2008	2007
	(Dollars in thousands, except per share data)
	(Unaudited)
Revenues:
Net premiums earned	$37,869	37,303
Investment income, net of expenses	3,469	2,880
Net realized investment losses	(2,281)	(366)
Other revenue	536	587

Total revenues	39,593	40,404

Expenses:
Losses and loss adjustment expenses	22,819	22,768
Amortization of deferred policy acquisition costs (related party amounts of $263 and $287, respectively)	10,460	9,870
Other expenses	3,776	3,315
Interest expense	328	300

Total expenses	37,383	36,253

Income before income taxes	2,210	4,151

Income taxes	430	1,139

Net income	$1,780	3,012

Earnings per common share:
Basic	$0.29	0.49
Diluted	$0.28	0.47

Weighted average shares:
Basic	6,237,804	6,174,842
Diluted	6,382,413	6,345,865
See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2008
(Unaudited, dollars in thousands)

				Accumulated
			Additional	other		Unearned
	Preferred	Common	paid-in	comprehensive	Retained	ESOP	Treasury
	stock	stock	capital	income/(loss)	earnings	shares	stock	Total
Balance, December 31, 2007	$—	—	70,394	4,896	67,613	(3,131)	(6,366)	133,406
Net income					7,605			7,605
Unrealized losses on securities:
Unrealized holding losses arising during period, net of related income tax benefit of $4,465				(8,667)				(8,667)
Less reclassification adjustment for losses included in net income, net of related income tax benefit of $932				1,809				1,809
Defined benefit pension plan, net of related income tax benefit of $57				(111)				(111)

Other comprehensive loss								(6,969)

Comprehensive income								636

Stock compensation plan amortization			390					390
Tax benefit from stock compensation plan			40					40
ESOP shares committed			339			469		808
Purchase of treasury stock							(1,078)	(1,078)
Dividends to stockholders					(1,249)			(1,249)

Balance, September 30, 2008	$—	—	71,163	(2,073)	73,969	(2,662)	(7,444)	132,953

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2008 and 2007

	2008	2007
	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$7,605	11,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	1,760	1,605
Net amortization of premium	1,123	938
Amortization of stock compensation	390	876
ESOP share commitment	808	892
Net realized investment losses/(gains)	2,944	(267)
Deferred income tax	(321)	(655)
Change in assets and liabilities:
Premiums receivable	(3,092)	(5,672)
Reinsurance receivables	(5,260)	(5,230)
Prepaid reinsurance premiums	2,026	6,448
Deferred policy acquisition costs	(674)	(4,765)
Other assets	(784)	(424)
Losses and loss adjustment expenses	24,592	20,551
Unearned premiums	(1,753)	10,302
Other reinsurance balances	(2,910)	(6,084)
Other	(1,081)	4,383

Net cash provided by operating activities	25,373	34,253

Cash flows from investing activities:
Purchase of fixed income securities, available for sale	(50,816)	(54,057)
Purchase of equity securities	(2,904)	(2,471)
(Purchase)/sale of short-term investments, net	(9,998)	1,949
Sale and maturity of fixed income securities, available for sale	34,819	17,505
Sale of equity securities	2,981	2,777
Purchase of property and equipment, net	(4,058)	(1,822)

Net cash used in investing activities	(29,976)	(36,119)

Cash flows from financing activities:
Purchase of treasury stock	(1,078)	(40)
Tax benefit from stock compensation plans	40	153
Proceeds from issuance of common stock	—	40
Dividends to stockholders	(1,249)	(942)

Net cash used in financing activities	(2,287)	(789)

Net decrease in cash and cash equivalents	(6,890)	(2,655)
Cash and cash equivalents at beginning of period	21,580	17,618

Cash and cash equivalents at end of period	$14,690	14,963

Cash paid during the period for:
Interest	$934	902
Income taxes	$2,758	4,750
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
     The Group applies the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment”, using the modified-prospective-transition method. The after-tax compensation expense recorded in the consolidated statements of earnings for stock options (net of forfeitures) for the nine months ended September 30, 2008 and 2007 was $163,000 and $366,000, respectively. The after-tax compensation expense recorded in the consolidated statements of earnings for restricted stock (net of forfeitures) for the nine months ended September 30, 2008 and 2007 was $142,000 and $277,000, respectively. The after-tax compensation expense recorded in the consolidated statements of earnings for stock options (net of forfeitures) for the three months ended September 30, 2008 and 2007 was $55,000 and $54,000, respectively. The after-tax compensation expense recorded in the consolidated statements of earnings for restricted stock (net of forfeitures) for the three months ended September 30, 2008 and 2007 was $48,000 and $47,000, respectively.
     As of September 30, 2008, the Group has $0.6 million of unrecognized total compensation cost related to non-vested stock options and restricted stock. That cost will be recognized over the remaining weighted-average vesting period of 1.5 years, based on the estimated grant date fair value.
     For the nine months ended September 30, 2008, the Group made no grants of restricted stock and stock options. In addition, there were no forfeitures of restricted stock and stock options and no options exercised during the first nine months of 2008.
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
     In October 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active (FSP SFAS 157-3), with an immediate effective date, including prior periods for which financial statements have not been issued.  FSP SFAS 157-3 amends SFAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  The objective of SFAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction between market participants that is not a forced liquidation or distressed sale at the measurement date.  The adoption of FSP SFAS 157-3 in the third quarter did not have a material effect on the Group’s results of operations, financial position or liquidity.
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
     New Accounting Pronouncements
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162) to identify the sources of accounting principles and provide a framework for selecting the principles to be used in the preparation of financial statements in accordance with generally accepted accounting principles in the United States. The hierarchy of authoritative accounting guidance is not expected to change current practice but is expected to facilitate the FASB’s plan to designate as authoritative its forthcoming codification of accounting standards. This Statement is effective November 15, 2008. The Group does not anticipate any significant financial statement impact resulting from its adoption of SFAS 162.
     In June 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (FSP 03-6-1). FSP 03-6-1 addresses the treatment of unvested share-based payment awards containing nonforfeitable rights to dividends or dividend equivalents in the calculation of earnings per share and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Group is currently evaluating the impact of FSP 03-6-1 on the calculation of earnings per share.
     In June 2007, the Emerging Issues Task Force (EITF) of FASB issued EITF Issue No. 06-11 Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). EITF 06-11 requires that the tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options be recognized as an increase to additional paid-in capital. EITF 06-11, was effective on a prospective basis beginning with dividends declared in fiscal years beginning after December 15, 2007, and the Group adopted it in the first quarter of 2008. The adoption of EITF 06-11 did not have a material impact on the Group’s results of operations or financial condition.
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
     Financial data by segment is as follows:

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Revenues:
Net premiums earned:
Commercial lines	$100,496	$90,287
Personal lines	15,094	16,080

Total net premiums earned	115,590	106,367
Net investment income	10,173	9,592
Net realized investment (losses)/gains	(2,944)	267
Other revenue	1,555	1,494

Total revenues	$124,374	$117,720

Income before income taxes:
Underwriting income (loss):
Commercial lines	$2,981	$5,416
Personal lines	(736)	194

Total underwriting income	2,245	5,610
Net investment income	10,173	9,592
Net realized investment (losses)/gains	(2,944)	267
Other	594	583

Income before income taxes	$10,068	$16,052

	Three Months Ended September 30,
	2008	2007
	(In thousands)
Revenues:
Net premiums earned:
Commercial lines	$32,807	$31,975
Personal lines	5,062	5,328

Total net premiums earned	37,869	37,303

Net investment income	3,469	2,880
Net realized investment losses	(2,281)	(366)
Other revenue	536	587

Total revenues	$39,593	$40,404

Income before income taxes:
Underwriting income:
Commercial lines	$741	$1,207
Personal lines	73	143

Total underwriting income	814	1,350
Net investment income	3,469	2,880
Net realized investment losses	(2,281)	(366)
Other	208	287

Income before income taxes	$2,210	$4,151

(3) Reinsurance
     Premiums earned are net of amounts ceded of $16.5 million and $24.9 million for the nine months ended September 30, 2008 and 2007, respectively and $5.5 million and $7.4 million for the three months ended September 30, 2008 and 2007, respectively. Losses and loss adjustment expenses are net of amounts ceded of $14.9 million and $16.2 million for the nine months ended September 30, 2008 and 2007, respectively and $4.3 million and $2.8 million for the three months ended September 30, 2008 and 2007, respectively.
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
(4) Comprehensive Income / (Loss)
     The Group’s comprehensive income for the nine and three month period ended September 30, 2008 and 2007 is as follows:

	Nine months ended
	September 30,
	2008	2007
	(In thousands)
Net income	$7,605	$11,355
Other comprehensive (loss)/income, net of tax:
Unrealized gains/(losses) on securities:
Unrealized holding (losses)/gains arising during period, net of related income tax (benefit)/expense of $(4,465) and $462, respectively	(8,667)	897
Less reclassification adjustment for losses/(gains) included in net income, net of related income tax (benefit)/expense of $(932) and $161, respectively	1,809	(312)
Defined benefit pension plan, net of related income tax benefit of $57	(111)	—

	(6,969)	585

Comprehensive income	$636	$11,940

	Three months ended
	September 30,
	2008	2007
	(In thousands)
Net income	$1,780	$3,012
Other comprehensive (loss)/income, net of tax:
Unrealized gains/(losses) on securities:
Unrealized holding (losses)/gains arising during period, net of related income tax (benefit)/expense of $(2,741) and $1,461, respectively	(5,321)	2,836
Less reclassification adjustment for losses/(gains) included in net income, net of related income tax (benefit)/expense of $(722) and $44, respectively	1,404	(85)
Defined benefit pension plan, net of related income tax benefit of $19	(37)	—

	(3,954)	2,751

Comprehensive (loss)/income	$(2,174)	$5,763

(5) Share-based Compensation
     The Group adopted the Mercer Insurance Group, Inc. 2004 Stock Incentive Plan (the Plan) on June 16, 2004. Awards under the Plan may be made in the form of incentive stock options, nonqualified stock options, restricted stock or any combination to employees and non-employee Directors. At adoption, the Plan initially limited to 250,000 the number of shares that may be awarded as restricted stock, and to 500,000 the number of shares for which incentive stock options may be granted. The total number of shares initially authorized in the Plan was 876,555 shares, with an annual increase equal to 1% of the shares outstanding at the end of each year. As of September 30, 2008, the Plan’s authorization has been increased under this feature to 1,141,565 shares. The Plan provides that stock options and restricted stock awards may include vesting restrictions and performance criteria at the discretion of the Compensation Committee of the Board of Directors. The term of options may not exceed ten years for incentive stock options, and ten years and one month for nonqualified stock options, and the option price may not be less than fair market value on the date of grant. The grants made under the plan employ graded vesting over vesting periods of 3 or 5 years for restricted stock, incentive stock options, and nonqualified stock option grants, and include only service conditions. Upon exercise, it is anticipated that newly issued shares will be issued to the option holder.
     For the nine months ended September 30, 2008, the Group made no grants of restricted stock and stock options. In addition, there were no forfeitures of restricted stock and stock options and no options exercised during the first nine months of 2008.
     Information regarding stock option activity in the Group’s Plan is presented below:

		Weighted Average
	Number of	Exercise Price
	Shares	per Share
Outstanding at December 31, 2007	603,200	$13.24
Granted - 2008	—	—
Exercised - 2008	—	—
Forfeited - 2008	—	—

Outstanding at September 30, 2008	603,200	$13.24

Exercisable at:
September 30, 2008	522,533	$12.56
Weighted-average remaining contractual life		5.9 years
Compensation remaining to be recognized for unvested stock options at September 30, 2008 (millions)		$0.3
Weighted-average remaining amortization period		1.5 years
Aggregate Intrinsic Value of outstanding options, September 30, 2008 (millions)		$2.3
Aggregate Intrinsic Value of exercisable options, September 30, 2008 (millions)		$2.1

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
     Information regarding unvested restricted stock activity in the Group’s Plan is below:

		Weighted Average
	Number of	Fair Value
	Shares	per Share
Unvested restricted stock at December 31, 2007	44,584	$14.66
Granted - 2008	—	—
Vested - 2008	(18,125)	12.24
Forfeited - 2008	—	—

Unvested restricted stock at September 30, 2008	26,459	$16.32

Compensation remaining to be recognized for unvested restricted stock at September 30, 2008 (millions)		$0.3
Weighted-average remaining amortization period		1.2 years

(6)	Earnings per Share
The computation of basic and diluted earnings per share is as follows:

	Nine months ended
	September 30,
	2008	2007
	(Dollars in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$7,605	$11,355

Denominator for basic earnings per share — weighted-average shares outstanding	6,230,476	6,125,654
Effect of stock incentive plans	152,264	192,375

Denominator for diluted earnings per share	6,382,740	6,318,029

Basic earnings per share	$1.22	$1.85

Diluted earnings per share	$1.19	$1.80

	Three months ended
	September 30,
	2008	2007
	(Dollars in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$1,780	$3,012

Denominator for basic earnings per share — weighted-average shares outstanding	6,237,804	6,174,842
Effect of stock incentive plans	144,609	171,023

Denominator for diluted earnings per share	6,382,413	6,345,865

Basic earnings per share	$0.29	$0.49

Diluted earnings per share	$0.28	$0.47

     The denominator for diluted earnings per share does not include the effect of outstanding stock options that have an anti-dilutive effect. Options on 40,000 shares were considered to be anti-dilutive for both the three and nine month periods ended September 30, 2008 and 2007 and were excluded from the earnings per share calculation.
(7) Income Taxes
     In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for income tax reserves and contingencies recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. On January 1, 2007, the Group adopted FIN 48. As a result of adoption, the Group recognized a previously unrecognized tax benefit of approximately $0.2 million relating to merger-related expenses for the FPIG acquisition that took place October 1, 2005. The application of FIN 48 for this unrecognized tax benefit resulted in a corresponding reduction to goodwill relating to the FPIG acquisition of $0.2 million. The adoption of FIN 48 did not result in any adjustments to beginning retained earnings, nor did it have a significant effect on operations, financial condition or liquidity. As of September 30, 2008, the Group has no unrecognized tax benefits.
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
     In accordance with SFAS 157, the Group’s financial assets and financial liabilities measured at fair value are categorized into three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
•	Level 1 - Valuations based on unadjusted quoted market prices in active markets for identical assets that the Group has the ability to access. Since the valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant amount or degree of judgment.

•	Level 2 - Valuations based on quoted prices for similar assets in active markets; quoted prices for identical or similar assets in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

•	Level 3 - Valuations that are derived from techniques in which one or more of the significant inputs are unobservable, including broker quotes which are non-binding.
     The Group uses quoted values and other data provided by a nationally recognized independent pricing service (pricing service) as inputs into its process for determining fair values of its investments. The pricing service covers over 99% of all asset classes, fixed-income and equity securities, domestic and foreign.
     The pricing service obtains market quotations and actual transaction prices for securities that have quoted prices in active markets. Fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis. For these securities, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. Additionally, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios.
     Relevant market information, relevant credit information, perceived market movements and sector news is used to evaluate each asset class. The market inputs utilized in the pricing evaluation, include but are not limited to: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events. The extent of the use of each market input depends on the asset class and the market conditions. Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant. For some securities additional inputs may be necessary.
     The pricing service utilized by the Group has indicated that they will only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If the pricing service discontinues pricing an investment, the Group would be required to produce an estimate of fair value using some of the same methodologies as the pricing service, but would have to make estimates for market based inputs that are not observable due to market conditions.
     The Group reviews its securities measured at fair value and discusses the proper classification of such investments with industry contacts and others. A review process is performed on prices received from the pricing service. In addition, a review is performed of the pricing service’s processes, practices and inputs, which include any number of financial models, quotes, trades and other market indicators. Pricing of the portfolio is reviewed on a monthly basis and securities with changes in prices exceeding defined tolerances are verified to other sources (e.g. broker, Bloomberg, etc.). Any price challenges resulting from this review are based upon significant supporting documentation which is provided to the pricing service for their review. The Group does not adjust quotes or prices obtained from the pricing service without first going through this process of challenging the price with the pricing service.
     The fair value estimates of most fixed maturity investments are based on observable market information rather than market quotes. Accordingly, the estimates of fair value for such fixed maturities, other than U.S. Treasury securities, provided by the pricing service are included in the amount disclosed in Level 2 of the hierarchy. The estimated fair values of U.S. Treasury securities are included in the amount disclosed in Level 1 as the estimates are based on unadjusted market prices. The Group determined that Level 2 securities would include corporate bonds, mortgage-backed securities, municipal bonds, asset-backed securities, certain U.S. government agencies, non-U.S. government securities, certain short-term securities and investments in mutual funds.

     Securities are generally assigned to Level 3 in cases where non-binding broker/dealer quotes are significant inputs to the valuation and there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace. The Group’s Level 3 securities consist of five holdings totalling less than $2.6 million, or less than 1% of the Group’s total investment portfolio. These five securities were valued primarily through the use of non-binding broker quotes.
     Equities that trade on a major exchange are assigned a Level 1. Equities not traded on a major exchange are assigned a Level 2 or 3 based on the criteria and hierarchy described above. Short-term investments such as open ended mutual funds where the fund maintains a constant net asset value of one dollar, money market funds, cash and cash sweep accounts and treasuries bills are classified as Level 1.
     Included in Level 2, Other Liabilities are interest rate swap agreements which the Group is a party to in order to hedge the floating interest rate on its Trust Preferred Securities, thereby changing the variable rate exposure to a fixed rate exposure for interest on these obligations. The estimated fair value of the interest rate swaps is obtained from the third-party financial institution counterparties.
The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

	September 30, 2008
(in thousands)	Total	Level 1	Level 2	Level 3

Investments:
Fixed-income securities, available for sale	$328,548	$6,329	$319,636	$2,583
Equity securities	14,730	13,684	1,000	46

Total assets	$343,278	$20,013	$320,636	$2,629

Other liabilities	$582	$—	$582	$—

Total liabilities	$582	$—	$582	$—

Net losses included in net income relating to assets held and liabilities at September 30, 2008	$(3,685)	$(255)	$(2,865)	$(565)

     The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	For the Nine Months Ended
	September 30, 2008
	Fixed-income
	securities,
	available	Equity
(in thousands)	for sale	securities

Balance, beginning of period	$2,399	$823
Total net (losses)/gains included in net income	(562)	657
Total net losses included in other comprehensive income	(186)	(682)
Purchases, sales, issuances and settlements, net	932	(752)

Balance, end of period	$2,583	$46

	For the Three Months Ended
	September 30, 2008
	Fixed-income
	securities,
	available	Equity
(in thousands)	for sale	securities

Balance, beginning of period	$3,357	$823
Total net (losses)/gains included in net income	(562)	657
Total net losses included in other comprehensive income	(177)	(682)
Purchases, sales, issuances and settlements, net	(35)	(752)

Balance, end of period	$2,583	$46

For the nine months ended September 30, 2008, there were no assets or liabilities measured at fair value on a nonrecurring basis.
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
     Pursuant to the protests, the Group received $4.3 million in 2007 as a reimbursement of protested payments of retaliatory tax, including accrued interest, previously made by the Group for the periods 1999-2004. The refund was recorded, after reduction for federal income tax, in the amount of $2.8 million in the 2007 consolidated statement of earnings, with $2.5 million recorded in the quarter ended June 30, 2007, and $0.3 million recorded in the quarter ended September 30, 2007. The allocation of the refund to pre-tax earnings included an increase to net investment income of $720,000, with $687,000 of that amount recognized in the quarter ended June 30, 2007, and $33,000 recognized in the quarter ended September 30, 2007, for the interest received on the refund, and $3.6 million as a reduction to Other Expense to recognize the recovery of amounts previously charged to Other Expense, with $3.1 million of that amount recognized in the quarter ended June 30, 2007, and $0.5 million recognized in the quarter ended September 30, 2007. This is a non-recurring item which significantly affects the earnings of both the three and nine month periods ended September 30, 2007, and performance metrics such as the combined ratio.

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
     Reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at September 30, 2008.

     The table below is a sensitivity chart included to provide the reader with a sense of the impact a range of differing estimates for unpaid losses and loss adjustment expenses would have on shareholders equity at September 30, 2008, in the event actual experience differs from the estimates and assumptions used by management in establishing loss and loss adjustment expense reserves as of that date. The changes described in the table are not intended to represent the range of reasonably likely changes to loss reserves and loss adjustment expense reserves in management’s opinion, nor are the changes included in the table intended to depict the best, worst, or likely scenarios:

	Adjusted Loss and		Adjusted Loss and
Change in Loss	Loss Adjustment	Percentage	Loss Adjustment	Percentage
and Loss	Reserves Net of	Change in	Reserves Net of	Change in
Adjustment	Reinsurance as of	Equity as of	Reinsurance as of	Equity as of
Reserves Net of	September 30,	September 30,	December 31,	December 31,
Reinsurance	2008	2008 (1)	2007	2007 (1)
(Dollars in thousands)
(10.0)%	$189,354	10.4%	$172,815	9.5%
(7.5)%	194,614	7.8%	177,616	7.1%
(5.0)%	199,873	5.2%	182,416	4.7%
(2.5)%	205,133	2.6%	187,217	2.4%
Base	210,393	—	192,017	—
2.5%	215,653	(2.6)%	196,817	(2.4)%
5.0%	220,913	(5.2)%	201,618	(4.7)%
7.5%	226,172	(7.8)%	206,418	(7.1)%
10.0%	231,432	(10.4)%	211,219	(9.5)%

(1)	Net of tax
     The property and casualty industry has incurred substantial aggregate losses from claims related to asbestos-related illnesses, environmental remediation, product liability, mold, and other uncertain exposures. We have not experienced significant losses from these types of claims. Our subsidiary, FPIC, insures contractors for liability for construction defect risks, among other risks.
     The table below summarizes loss and loss adjustment reserves by major line of business:

	September 30,	December 31,
	2008	2007
	(In thousands)
Commercial lines:
Commercial multi-peril	$217,196	$198,919
Commercial automobile	43,723	37,569
Other liability	11,103	11,854
Workers’ compensation	8,187	8,279
Surety	8,160	6,818
Fire, allied, inland marine	367	131

	288,736	263,570

Personal lines:
Homeowners	7,032	7,029
Personal automobile	1,791	2,122
Other liability	1,273	1,142
Fire, allied, inland marine	111	490
Workers’ compensation	48	46

	10,255	10,829

Total	$298,991	$274,399

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
     The Group’s policy on impairment of value of investments is as follows: if a security has a market value below cost it is considered impaired. For any such security a review of the financial condition and prospects of the issuing company will be performed by the Investment Committee to assess whether the decline in market value is other than temporary. If the assessment is that the decline in market value is “other than temporary”, the carrying value of the security will be written down to “fair value” and the amount of the write-down accounted for as a realized loss. “Fair value” is defined as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date.
     In evaluating the potential impairment of fixed income securities, the Investment Committee will evaluate relevant factors, including but not limited to the following: the issuer’s current financial condition and ability to make future scheduled principal and interest payments, relevant rating history, analysis and guidance provided by rating agencies and analysts, the degree to which an issuer is current or in arrears in making principal and interest payments, and changes in price relative to the market, as well as the Group’s ability and intention to hold the security to maturity.
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
     In the first nine months of 2008, we incurred an impairment charge of $3.6 million for eighteen securities that were determined to be other than temporarily impaired. In the first nine months of 2007, we incurred an impairment charge of $28,000 for one security that was determined to be other than temporarily impaired.

     The ongoing credit crisis and interest rate volatility continued into the third quarter of 2008. The difficult credit conditions worsened in September and inter-bank lending was reduced. The loss of confidence in the capital markets led to several significant events, including the nationalization of Fannie Mae and Freddie Mac, the bankruptcy filing of Lehman Brothers, an agreement for Merrill Lynch to be acquired by Bank of America, among others. The market value of credit obligations generally declined during the last month of the quarter.
     The decline in market values led to reduced valuations for a number of holdings. As a result, the Group incurred an impairment charge of $2.8 million for 9 fixed income securities and a preferred stock holding during the third quarter of 2008. The bankruptcy filing of Lehman Brothers led to a write down of a $1.0 million Lehman Brothers bond to 12.5% of par. In addition, based on the uncertain outlook for some other banking and finance institutions, five other securities were determined to be other than temporarily impaired, including both senior unsecured debt and one preferred equity holding. The continued deterioration of housing market indicators adversely impacted delinquency and loss severity assumptions, which led to the impairment of two asset backed security (ABS) home-equity positions and an A-rated CMO holding. Finally, the Group has decided to take a further write-down on a non-investment grade corporate security (GMAC) due to further market value declines and an unfavorable outlook by the rating agencies with regard to this credit.
     The Group holds no Fannie Mae or Freddie Mac common or preferred shares, nor any equity or fixed income obligations of AIG or Washington Mutual.
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
Nine and three months ended September 30, 2008 compared to nine and three months ended September 30, 2007
     The components of income for the first nine months of 2008 and 2007, and the change and percentage change from year to year, are shown in the charts below. The accompanying narrative refers to the statistical information displayed in the chart immediately above the narrative. During 2007, the Group evaluated its methodology for allocating costs to its lines of business and adopted changes to such methodology in order to more accurately reflect the allocation of joint costs. This resulted in allocating less joint cost to the personal lines of business and more joint cost to the commercial lines of business, but with no net change in cost allocated to personal lines and commercial lines in the aggregate. Previously reported 2007 amounts have been reclassified below to reflect this change in allocation methodology.

Nine months ended September 30,
2008 vs. 2007 Income	2008	2007	Change	% Change
	(Dollars in thousands)
Commercial lines underwriting income	$2,981	$5,416	$(2,435)	(45.0)%
Personal lines underwriting (loss)/income	(736)	194	(930)	N/M
Total underwriting income	2,245	5,610	(3,365)	(60.0)%
Net investment income	10,173	9,592	581	6.1%
Net realized investment (losses)/gains	(2,944)	267	(3,211)	N/M
Other	1,555	1,494	61	4.1%
Interest expense	(961)	(911)	(50)	5.5%
Income before income taxes	10,068	16,052	(5,984)	(37.3)%
Income taxes	2,463	4,697	(2,234)	(47.6)%
Net Income	7,605	11,355	(3,750)	(33.0)%
Loss/ LAE ratio (GAAP)	61.9%	61.5%	0.4%
Underwriting expense ratio (GAAP)	36.1%	33.2%	2.9%
Combined ratio (GAAP)	98.0%	94.7%	3.3%
Loss/ LAE ratio (Statutory)	61.9%	61.5%	0.4%
Underwriting expense ratio (Statutory)	35.9%	31.5%	4.4%
Combined ratio (Statutory)	97.8%	93.0%	4.8%

Three months ended September 30,
2008 vs. 2007 Income	2008	2007	Change	% Change
	(Dollars in thousands)
Commercial lines underwriting income	$741	$1,207	$(466)	(38.6)%
Personal lines underwriting income	73	143	(70)	(49.0)%
Total underwriting income	814	1,350	(536)	(39.7)%
Net investment income	3,469	2,880	589	20.5%
Net realized investment losses	(2,281)	(366)	(1,915)	N/M
Other	536	587	(51)	(8.7)%
Interest expense	(328)	(300)	(28)	9.3%
Income before income taxes	2,210	4,151	(1,941)	(46.8)%
Income taxes	430	1,139	(709)	(62.2)%
Net Income	1,780	3,012	(1,232)	(40.9)%
Loss/ LAE ratio (GAAP)	60.3%	61.0%	(0.7)%
Underwriting expense ratio (GAAP)	37.6%	35.4%	2.2%
Combined ratio (GAAP)	97.9%	96.4%	1.5%
Loss/ LAE ratio (Statutory)	60.3%	61.0%	(0.7)%
Underwriting expense ratio (Statutory)	37.6%	33.9%	3.7%
Combined ratio (Statutory)	97.9%	94.9%	3.0%
          (N/M means “not meaningful”)
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
     The Group’s GAAP combined ratio for the first nine months of 2008 was 98.0%, as compared to a combined ratio for the first nine months of 2007 of 94.7%. Excluding the effect of the non-recurring retaliatory tax refund described above, the GAAP combined ratio for the first nine months of 2007 was 98.1%. The statutory combined ratio for the first nine months of 2008 and 2007 was 97.8% and 93.0%, respectively. See discussion below relating to commercial and personal lines performance.
     The Group’s GAAP combined ratio for the third quarter of 2008 was 97.9%, as compared to a combined ratio for the third quarter of 2007 of 96.4%. Excluding the effect of the non-recurring retaliatory tax refund described above, the GAAP combined ratio for the third quarter of 2007 was 97.7%. The statutory combined ratio for the third quarter of 2008 and 2007 was 97.9% and 94.9%, respectively. See discussion below relating to commercial and personal lines performance.
     Net investment income totaled $10.2 million and $9.6 million in the first nine months of 2008 and 2007, respectively, representing an increase of $0.6 million or 6.1%. Net investment income for the first nine months of 2007 included $720,000 of interest income as a result of the non-recurring impact of the retaliatory tax refund. Average cash and invested assets totaled $366 million for the first nine months of 2008 as compared to $331 million for the first nine months of 2007, representing an increase of $35 million, driven by operating cash flow. Net investment income for the third quarter of 2008 increased $0.6 million to $3.5 million for the third quarter of 2008 as compared to $2.9 million for the third quarter of 2007. The increase is attributable to the increase in average cash and invested assets.
     Net realized investment losses amounted to $2.9 million in the first nine months of 2008, which is primarily driven by other than temporary impairments on investment securities, a realized loss on the mark-to-market valuation on the interest rate swaps for the trust preferred securities, offset in part by realized gains on the sales of investments. Net realized investment gains amounted to $0.3 million in the first nine months of 2007, which is primarily driven by realized gains on the sales of investments, offset in part by other than temporary impairments on investment securities and a realized loss on the mark-to-market valuation on the interest rate swaps for the trust preferred securities. See discussion of other than temporary impairments on investment securities in the Critical Accounting Policies section. Other revenue, which is primarily service charges recorded on insurance premiums, totaled $1.6 million and $1.5 million for the first nine months of 2008 and 2007, respectively. Interest expense of $1.0 and $0.9 million for the first nine months of 2008 and 2007, respectively, represents interest expense related to the trust preferred obligations.
     Charts and discussion relating to each of our segments (commercial lines underwriting, personal lines underwriting, and the investment segment) follow with further discussion below. Changes have been made to the 2007 presentation of the commercial and personal lines segments to conform to the revised allocation methodology for commercial and personal lines results referred to above.

Nine Months Ended September 30,
2008 vs. 2007 Revenue	2008	2007	Change	% Change
	(In thousands)
Direct premiums written	$129,538	$140,506	$(10,968)	(7.8)%
Net premiums written	115,863	123,116	(7,253)	(5.9)%
Net premiums earned	115,590	106,367	9,223	8.7%
Net investment income	10,173	9,592	581	6.1%
Net realized investment (losses)/gains	(2,944)	267	(3,211)	N/M
Other revenue	1,555	1,494	61	4.1%
Total revenue	$124,374	$117,720	$6,654	5.7%

Three Months Ended September 30,
2008 vs. 2007 Revenue	2008	2007	Change	% Change
	(In thousands)
Direct premiums written	$42,161	$47,027	$(4,866)	(10.3)%
Net premiums written	37,575	41,110	(3,535)	(8.6)%
Net premiums earned	37,869	37,303	566	1.5%
Net investment income	3,469	2,880	589	20.5%
Net realized investment losses	(2,281)	(366)	(1,915)	N/M
Other revenue	536	587	(51)	(8.7)%
Total revenue	$39,593	$40,404	$(811)	(2.0)%
          (N/M means “not meaningful”)
     Total revenues for the first nine months of 2008 increased $6.7 million or 5.7% to $124.4 million as compared to $117.7 million in the first nine months of 2007. This increase was due primarily to an increase in net premiums earned offset in part by an increase in net realized investment losses. Net premiums earned totaled $115.6 million for the first nine months of 2008 as compared to $106.4 million for the first nine months of 2007, representing an 8.7% or $9.2 million increase. Net premiums earned increased 8.7% despite a 5.9% decline in net premiums written, with the decline in net premiums written caused primarily by the 7.8% decline in direct premiums written, offset by the positive impact on net premiums written of the change in reinsurance structure (in 2007 retention increased to $750,000 from $250,000 and $350,000 in 2006 on FPIC’s casualty and property lines, respectively, and from $500,000 on MIC’s, MICNJ’s and FIC’s 2006 property, casualty and workers’ compensation lines, and in 2008 to $850,000 from $750,000). Direct premiums written included a reduction in audit premium recorded during 2008 which is earned immediately upon booking (see discussion below for discussion of audit premium and changes in reinsurance arrangements).

     Net investment income totaled $10.2 million and $9.6 million for the first nine months of 2008 and 2007, respectively. Net investment income for the first nine months of 2007 was impacted by the $720,000 non-recurring impact of the retaliatory tax refund. Net realized investment losses amounted to $2.9 million in the first nine months of 2008 as compared to net realized investment gains of $0.3 million in the first nine months of 2007. The net realized loss in 2008 is primarily driven by other than temporary impairments on investment securities, a realized loss on the mark-to-market valuation on the interest rate swaps for the trust preferred securities, offset in part by realized gains on the sales of investments. The net realized investment gain in 2007 is primarily driven by realized gains on the sales of investments, offset in part by other than temporary impairments on investment securities and a realized loss on the mark-to-market valuation on the interest rate swaps for the trust preferred securities. See discussion of other than temporary impairments on investment securities in the Critical Accounting Policies section.
     Total revenues for the third quarter of 2008 decreased $0.8 million or 2.0% to $39.6 million as compared to $40.4 million in the third quarter of 2007. This decrease was due primarily to an increase in net realized investment losses offset in part by an increase in net premiums earned and net investment income. Net premiums earned totaled $37.9 million for the third quarter of 2008 as compared to $37.3 million for the third quarter of 2007, representing a 1.5% or $0.6 million increase.
     Net investment income for the third quarter of 2008 increased $0.6 million to $3.5 million for the third quarter of 2008 as compared to $2.9 million for the third quarter of 2007. The increase is primarily attributable to an increase in cash and invested assets. Net realized investment losses amounted to $2.3 million and $0.4 million in the third quarter of 2008 and 2007, respectively. The net realized loss in the third quarter of 2008 was primarily driven by other than temporary impairments on investment securities, a realized loss on the mark-to-market valuation on the interest rate swaps for the trust preferred securities, offset in part by realized gains on the sales of investments. The net loss in the third quarter of 2007 was primarily driven by a realized loss on the mark-to-market valuation on the interest rate swaps for the trust preferred securities, offset in part by realized gains on the sales of investments. See discussion of other than temporary impairments on investment securities in the Critical Accounting Policies section.
     In the first nine months of 2008, direct premiums written declined $11.0 million or 7.8% to $129.5 million as compared to $140.5 million in the first nine months of 2007. In the third quarter of 2008, direct premiums written declined $4.9 million or 10.3% to $42.2 million as compared to $47.0 million in the third quarter of 2007. The decline in direct premiums written is attributable to a more difficult economic environment and competitive market conditions. A decline in construction related activity and related audit premium in California, increased competition on large accounts, as well as the return of a number of competitors to the California contractor market and the East Coast habitational market contributed to this decline.
     The decline in audit premium, as compared to the prior year, relates to a general decline in construction related activity and failing businesses in the construction industry, specifically in California, driven by a slowdown of the residential housing market. Approximately 50% of FPIC’s business (and approximately one-third of the Group’s business in total) is related to contractor liability.
     Commercial multiple peril policies constitute a majority of the business written in FPIC’s contractor book of business. The premium on these policies is estimated at policy inception based on a prediction of the volume of the insured’s business operations during the policy period. In addition to endorsing the policy throughout the policy period based on known information, at policy expiration FPIC conducts an audit of the insured’s business operations in order to adjust the policy premium from an estimate to actual. Contractor liability policy premium tends to vary with local construction activity as well as changes in the nature of the contractor’s operations. The decline in construction related activity and failing businesses in the construction industry has impacted both the volume of premium for the contractor in-force book of business (and related exposures) and the related audit premium on expiring policies. Audits, primarily of construction related policies, generated return premium of $1.7 million in the first nine months of 2008, representing a decline of $3.9 million as compared to $2.2 million of additional premium that was generated in the first nine months of 2007. Audits, primarily of construction related policies, generated return premium of $0.6 million in the third quarter of 2008, representing a decline of $1.2 million as compared to $0.6 million of additional premium that was generated in the third quarter of 2007.
     The decline in year-to-date direct premiums written reflects a continuing competitive marketplace and declining levels of economic activity in our operating territories. The current market is highly competitive, with pricing and coverage competition being seen in virtually all classes of commercial accounts, package policies, commercial automobile policies and in the Pennsylvania personal auto market and Pennsylvania and New Jersey homeowners markets, all of which makes it more challenging to retain our accounts on renewal, or to renew a policy at expiring premium. Competition also continues on large accounts, particularly in the East Coast habitational and California construction contracting programs, as competitors aggressively compete for these higher premium accounts. Pricing in the property and casualty insurance industry historically has been and remains cyclical. During a soft market cycle, such as the current market conditions, price competition is prevalent, which makes it challenging to write and retain properly priced personal and commercial lines business. We continue to work with our agents to target classes of business and accounts compatible with our underwriting appetite, which includes certain types of religious institution risks, contracting risks, small business risks and property risks. Despite the pricing pressures of the marketplace, management maintains a strong focus on its policy of disciplined underwriting and pricing standards, declining business which it determines is inadequately priced for its level of risk. In spite of these competitive market conditions, the Group’s policy retention on renewal has been favorable across most product lines.
     In the fourth quarter of 2008, a new Businessowners product for California risks is being introduced. This product will target small to medium sized businesses which have been shown to be somewhat less price sensitive than larger accounts. This product will also help to balance FPIC’s business between property and casualty exposures. Additionally, a new contracting product which specializes in covering artisan contractors is being developed for Arizona, California, Nevada and Oregon and is targeted for introduction in early 2009. Artisan contractors primarily provide repair and maintenance services and this segment tends to experience less severe market fluctuations compared to the real estate construction industry.
     Both the California Businessowners and western states Artisan product will be transacted using an Internet-based rating process where agents will be able to rate and bind these products, subject to pre-programmed underwriting criteria. Additionally, Internet-based rating was updated for our Personal Automobile product in Pennsylvania in the third quarter of 2008. Our New Jersey and Pennsylvania agents writing Businessowners, Commercial Automobile, Workers’ Compensation and Artisan Contractors commercial lines business will begin to use our Internet-based rating applications, using a staggered implementation strategy starting in the fourth quarter of 2008. Plans to introduce Internet-based Commercial Automobile rating for our western states are currently being developed.
     Effective January 1, 2008, the Group increased its reinsurance retention to $850,000 (from a maximum retention of $750,000 in 2007) on the casualty, property and workers’ compensation lines of business. Pollution coverage written by FPIC is now fully retained with a standard sub-limit of $150,000 (and up to $300,000 on an exception basis). Prior to 2008, FPIC reinsured 100% of its pollution coverage which in the twelve months ended December 31, 2007 represented $1.8 million of ceded written premium. The Group also purchased an additional $1.0 million of surety coverage (subject to a 10% retention) which resulted in an increased reinsurance coverage to $4.5 million from $3.5 million per principal and a maximum retention of $900,000 per principal as compared to the previous $800,000. The net effect of these changes in reinsurance arrangements increases net premiums written for the first nine months of 2008.
     Growth in Net Investment Income is discussed below.

Nine Months Ended September 30,
2008 vs. 2007 Investment Income and Realized Gains	2008	2007	Change	% Change
	(In thousands)
Fixed income securities	$11,058	$9,627	$1,431	14.9%
Dividends	254	219	35	16.0%
Cash, cash equivalents & other	356	1,458	(1,102)	(75.6)%
Gross investment income	11,668	11,304	364	3.2%
Investment expenses	(1,495)	(1,712)	217	12.7%
Net investment income	10,173	9,592	$581	6.1%
Realized losses — fixed income securities	(3,226)	(8)	$(3,218)	N/M
Realized gains — equity securities	486	481	5	N/M
Mark-to-market valuation for interest rate swaps	(204)	(206)	2	N/M
Net realized (losses)/gains	(2,944)	267	$(3,211)	N/M

Three Months Ended September 30,
2008 vs. 2007 Investment Income and Realized Gains	2008	2007	Change	% Change
	(In thousands)
Fixed income securities	$3,769	$3,209	$560	17.5%
Dividends	87	72	15	20.8%
Cash, cash equivalents & other	103	396	(293)	(74.0)%
Gross investment income	3,959	3,677	282	7.7%
Investment expenses	(490)	(797)	307	38.5%
Net investment income	3,469	2,880	$589	20.5%
Realized losses — fixed income securities	(2,767)	(8)	$(2,759)	N/M
Realized gains — equity securities	640	138	502	N/M
Mark-to-market valuation for interest rate swaps	(154)	(496)	342	N/M
Net realized losses	(2,281)	(366)	$(1,915)	N/M
          (N/M means “not meaningful”)
     Net investment income totaled $10.2 million and $9.6 million in the first nine months of 2008 and 2007, respectively, representing an increase of $0.6 million or 6.1%. Net investment income for the first nine months of 2007 included $720,000 of interest income as a result of the non-recurring impact of the retaliatory tax refund. Average cash and invested assets totaled $366 million for the first nine months of 2008 as compared to $331 million for the first nine months of 2007, representing an increase of $35 million. The increase in invested assets is driven primarily by operating cash flow, including the benefits of the 2008 and 2007 reinsurance agreement changes, which result in less premium being ceded to reinsurers.
     In the first nine months of 2008, investment income on fixed income securities increased $1.4 million, or 14.9% to $11.1 million, as compared to $9.6 million in the same period in 2007. This was driven by an increase in the average investments held in fixed income securities. The Group’s tax equivalent yield (yield adjusted for tax-benefit received on tax-exempt securities) on fixed income securities remained stable at 5.15% and 5.24% for the first nine months of 2008 and 2007, respectively.
     Dividend income in the nine months ended September 30, 2008 was consistent to that of the same period in 2007. Interest income on cash and cash equivalents decreased $1.1 million to $0.4 million for the first nine months of 2008 as compared to $1.5 million for the first nine months of 2007, primarily as a result of the $720,000 of non-recurring interest received on the retaliatory tax refund in 2007. Investment expenses decreased 12.7%, or $0.2 million, to $1.5 million for the first nine months of 2008 from $1.7 million for the first nine months of 2007.
     Net investment income for the third quarter of 2008 increased $0.6 million or 20.5% to $3.5 million for the third quarter of 2008 as compared to $2.9 million for the third quarter of 2007. The increase is attributable to the increase in average cash and invested assets.
     Dividend income in the third quarter of 2008 was consistent from that of the same period in 2007. Interest income on cash and cash equivalents decreased $0.3 million to $0.1 million for the third quarter of 2008 as compared to $0.4 million for the third quarter of 2007. Investment expenses in the third quarter of 2008 decreased 38.5%, or $0.3 million, to $0.5 million in the third quarter of 2008 from $0.8 million in the same period in 2007.
     Net realized losses for the first nine months of 2008 were $2.9 million, as compared to net realized gains of $0.3 million in the same period of 2007. In the first nine months of 2008, net realized losses of $2.9 million included write-downs of securities determined to be other than-temporarily impaired of $3.6 million, net gains on securities sales of $0.7 million, a loss on the mark-to-market valuation on the interest rate swaps of $0.2 million. In the first nine months of 2007, net realized gains of $0.3 million included net gains on securities sales of $0.5 million, a loss on the mark-to-market valuation on the interest rate swaps of $0.2 million and write-downs of securities determined to be other than-temporarily impaired of $28,000. Securities determined to be other-than-temporarily impaired were written down to our estimate of fair market value at the time of the write-down. See discussion of other than temporary impairments on investment securities in the Critical Accounting Policies section. The Group has three ongoing interest rate swap agreements to hedge against interest rate risk on its floating rate trust preferred securities. The estimated fair value of the interest rates swaps is obtained from the third-party financial institution counterparties. The Group marks the investments to market using these valuations and records the change in the economic value of the interest rate swaps as a realized gain or loss in the consolidated statement of earnings.
     The following table sets forth consolidated information concerning our investments.

	At September 30, 2008		At December 31, 2007		At December 31, 2006
	Cost (2)	Fair Value	Cost (2)	Fair Value	Cost (2)	Fair Value
	(In thousands)
Fixed income securities (1):
United States government and government agencies (3)	$87,372	$87,957	$84,736	$85,454	$75,683	$74,981
Obligations of states and political subdivisions	143,675	141,383	142,873	144,026	116,361	116,298
Industrial and miscellaneous	75,319	72,815	65,109	65,208	53,298	52,717
Mortgage-backed securities	27,262	26,393	29,260	29,550	29,427	29,458

Total fixed income securities	333,628	328,548	321,978	324,238	274,769	273,454
Equity securities	12,351	14,730	12,500	17,930	10,940	16,522
Short-term investments	9,998	9,998	—	—	7,692	7,692

Total	$355,977	$353,276	$334,478	$342,168	$293,401	$297,668

(1)	In our consolidated financial statements, investments are carried at fair value.

(2)	Original cost of equity securities; original cost of fixed income securities adjusted for amortization of premium and accretion of discount, as well as any impairment write-downs.

(3)	Includes approximately $65,704, $57,862 and $48,840 (cost) and $66,177, $58,376 and $48,548 (estimated fair value) of mortgage-backed securities issued by U.S. government agencies as of September 30, 2008 and December 31, 2007 and 2006, respectively.
     The following table shows our Industrial and miscellaneous fixed income securities and equity holdings by industry sector:

	At September 30, 2008		At December 31, 2007
	Cost (1)	Fair Value	Cost (1)	Fair Value
	(In thousands)
Industrial and miscellaneous fixed income securities
Financial	$33,968	$32,291	$35,784	$35,603
Retail specialty	27,574	27,242	19,434	19,601
Energy	9,679	9,273	4,298	4,355
Pharmaceutical	2,249	2,237	2,747	2,792
Information technology	1,849	1,772	2,846	2,857

Total	$75,319	$72,815	$65,109	$65,208

Equity securities
Financial	$3,287	$3,394	$4,364	$6,007
Retail specialty	4,760	5,958	4,083	6,037
Energy	1,320	1,656	953	1,620
Pharmaceutical	1,001	1,542	840	1,379
Information technology	1,410	1,486	1,637	2,115
Transportation	573	694	623	772

Total	$12,351	$14,730	$12,500	$17,930

(1)	Original cost of equity securities; original cost of fixed income securities adjusted for amortization of premium and accretion of discount, as well as any impairment write-downs.
     We continue to maintain a conservative, diversified investment portfolio, with fixed maturity investments representing 93% of invested assets. As of September 30, 2008, the fixed income portfolio (including short term) consists of 99.8% investment grade securities, with the remaining 0.2% invested in two corporate securities held with a combined market value of $0.3 million, and one asset-backed security held with a market value of $0.4 million. The fixed income portfolio has an average rating of Aa2/AA, an average effective maturity of 5.3 years, and an average tax equivalent book yield of 5.20%.
     Among its portfolio holdings, the Group’s only subprime exposure consists of asset-backed securities (ABS) within the home equity subsector. The ABS home equity subsector totaled $1.1 million (book value) on September 30, 2008, representing 6.5% of the ABS holdings, 1.1% of the total structured product holdings, and 0.3% of total fixed income holdings. The subprime related exposure consists of four individual securities, two of which have a 100% credit enhancement, based on insurance against default as to principal and interest. However, since FGIC and AMBAC have been downgraded from AAA status, the two insured securities are now rated according to the higher of the underlying collateral or the monoline rating. One bond is rated Baa1/BB while the other is rated Aa3/AA. Among the two remaining securities without credit enhancement, one is rated Aaa/AAA and the other is rated Aa2/AA by Moody’s and S&P, respectively.
     The following table presents the Moody’s Investor Service (“Moody’s”) and S&P’s ratings of our fixed maturities portfolio:

	September 30,	December 31,
Type/Ratings of Investment (1)(2)	2008 (3)	2007 (3)
U.S. government and agencies	26.8%	25.8%
AAA	26.5%	48.3%
AA	28.9%	11.1%
A	16.1%	14.4%
BBB	1.5%	0.3%
BB	0.1%	0.1%
B	0.1%	0.0%

Total	100.0%	100.0%

(1)	The ratings set forth in this table are based on the ratings assigned by Standard & Poor’s Corporation (S&P). If S&P’s ratings were unavailable, the equivalent ratings supplied by Moody’s Investors Services, Inc., Fitch Investors Service, Inc. or the NAIC were used where available.

(2)	The ratings shown above include, where applicable, credit enhancement by monoline bond insurers (see Item 3 for discussion of credit enhancement on municipal bond holdings)

(3)	Represents the fair value of the classification as a percentage of the total fair value of the portfolio.
     The estimated fair value and unrealized loss for securities in a temporary unrealized loss position as of September 30, 2008 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$23,060	$183	$960	$30	$24,020	$213
Obligations of states and political subdivisions	85,736	2,781	1,034	60	86,770	2,841
Corporate securities	53,417	2,461	2,582	188	55,999	2,649
Mortgage-backed securities	18,593	843	1,187	102	19,780	945

Total fixed maturities	180,806	6,268	5,763	380	186,569	6,648

Total equity securities	4,403	723	1,225	139	5,628	862

Total securities in a temporary unrealized loss position	$185,209	$6,991	$6,988	$519	$192,197	$7,510

     Unrealized losses for fixed maturity securities and equities increased due to further pressures in the credit and equity markets, with significantly wider credit spreads, particularly in the banking and finance sectors. The capital markets remained difficult at the end of the third quarter as participants continued to deleverage and reduce risk in an environment of general uncertainty and distress. However, broad changes in the overall market or interest rate environment do not, by themselves, lead to impairment charges and, therefore, based on our analyses, which includes our review of the credit worthiness of the issuers, coupled with our ability and intent to hold the securities through maturity and recovery, securities were not considered other-than-temporarily impaired simply because of significant recent price volatility. However, future write-downs may become necessary if there are continued unprecedented market and liquidity disruptions.
     Fixed maturity investments with unrealized losses for less than twelve months are primarily due to changes in the interest rate environment and anomalies in pricing in the current difficult market. At September 30, 2008 the Group has 10 fixed maturity securities with unrealized losses for more than twelve months. Of the 10 securities with unrealized losses for more than twelve months, all of them have fair values of no less than 90% of book value. The Group does not believe these declines are other than temporary due to the credit quality of the holdings. The Group currently has the ability and intent to hold these securities until recovery.
     In the first nine months of 2008, we incurred an impairment charge of $3.6 million for eighteen securities that were determined to be other than temporarily impaired. In the first nine months of 2007, we incurred an impairment charge of $28,000 for one security that was determined to be other than temporarily impaired. See discussion of recent downgrades and other than temporary impairments on investment securities in the Critical Accounting Policies section.
     There are 28 common stock securities that are in an unrealized loss position at September 30, 2008. All of these securities have been in an unrealized loss position for less than five months. There are six preferred stock securities that are in an unrealized loss position at September 30, 2008. Two preferred stock securities have been in an unrealized loss position for less than five months. Four preferred stock securities have been in an unrealized loss position for more than twelve months. The Group does not believe these declines are other than temporary as a result of reviewing the circumstances of each such security in an unrealized loss position. The Group currently has the ability and intent to hold these securities until recovery. However, future write-downs may become necessary in light of unprecedented market and liquidity disruptions.
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

Nine Months Ended September 30,
2008 vs. 2007 Commercial Lines (CL)	2008	2007	Change	% Change
	(Dollars in thousands)
CL Direct premiums written	$112,871	$123,245	$(10,374)	(8.4)%
CL Net premiums written	$100,852	$107,812	$(6,960)	(6.5)%
CL Net premiums earned	$100,496	$90,287	$10,209	11.3%
CL Loss/ LAE expense ratio (GAAP)	61.1%	59.9%	1.2%
CL Expense ratio (GAAP)	35.9%	34.1%	1.8%
CL Combined ratio (GAAP)	97.0%	94.0%	3.0%

Three Months Ended September 30,
2008 vs. 2007 Commercial Lines (CL)	2008	2007	Change	% Change
	(Dollars in thousands)
CL Direct premiums written	$36,237	$40,871	$(4,634)	(11.3)%
CL Net premiums written	$32,187	$35,598	$(3,411)	(9.6)%
CL Net premiums earned	$32,808	$31,975	$833	2.6%
CL Loss/ LAE expense ratio (GAAP)	59.9%	61.9%	(2.0)%
CL Expense ratio (GAAP)	37.7%	34.3%	3.4%
CL Combined ratio (GAAP)	97.6%	96.2%	1.4%
     In the first nine months of 2008, our commercial lines direct premiums written decreased by $10.4 million or 8.4% to $112.9 million as compared to direct written premium in the first nine months of 2007 of $123.2 million. The decline in direct premiums written is attributed to several factors including a decline in construction related activity and related audit premium in California, increased competition on large accounts as well as the return of a number of competitors tothe California contractor market and the East Coast habitational market. Our

California contractors book reflects the decreased economic activity in the California construction market. Since the insurance premiums for these contractors generally reflect their level of economic activity, the average premium per policy has fallen as the insured’s business has contracted, resulting in lower insurance exposures for these contractors. The retention levels in this book remain attractive, and policy count is up year-over-year, despite the decline in direct premium written. See additional discussion above in the 2008 vs. 2007 Revenue discussion.
     In the first nine months of 2008, our commercial lines net premiums earned increased by $10.2 million or 11.3% to $100.5 million as compared to net premiums earned in the first nine months of 2007 of $90.3 million. Net premiums earned increased 11.3% despite a 6.5% decline in net premiums written, with the decline in net premiums written caused primarily by the 8.4% decline in direct premiums written, offset by the positive impact on net premiums written of the change in reinsurance structure (in 2007 retention increased to $750,000 from $250,000 and $350,000 in 2006 on FPIC’s casualty and property lines, respectively, and from $500,000 on MIC’s, MICNJ’s and FIC’s 2006 property, casualty and workers’ compensation lines, and in 2008 to $850,000 from $750,000). Offsetting these factors was the reduction in audit premium recorded in 2008 which is earned immediately upon booking.
     In the third quarter of 2008, our commercial lines direct premiums written decreased by $4.6 million, or 11.3%, to $36.2 million as compared to direct premiums written in the same period of 2007 of $40.9 million. Net premiums earned in the same period increased 2.6%, or $0.8 million, to $32.8 million from $32.0 million in the third quarter of 2007.
     In the commercial lines segment for the first nine months of 2008, we had underwriting income of $3.0 million, a GAAP combined ratio of 97.0%, a GAAP loss and loss adjustment expense ratio of 61.1% and a GAAP underwriting expense ratio of 35.9%, compared to underwriting income of $5.4 million, a GAAP combined ratio of 94.0%, a GAAP loss and loss adjustment expense ratio of 59.9% and a GAAP underwriting expense ratio of 34.1% in the first nine months of 2007. Our commercial lines loss ratio for the first nine months of 2008 reflects a higher frequency and claim severity than the similar period in 2007 for casualty and property lines of business in our West Coast commercial lines business. The performance of the commercial lines in the first nine months of 2007 was impacted favorably by the non-recurring retaliatory tax refund.
     In the commercial lines segment for the third quarter of 2008, we had underwriting income of $0.7 million, a GAAP combined ratio of 97.6%, a GAAP loss and loss adjustment expense ratio of 59.9% and a GAAP underwriting expense ratio of 37.7%, compared to underwriting income of $1.2 million, a GAAP combined ratio of 96.2%, a GAAP loss and loss adjustment expense ratio of 61.9% and a GAAP underwriting expense ratio of 34.3% in the third quarter of 2007. The performance of the commercial lines in the third quarter of 2007 was impacted favorably by the non-recurring retaliatory tax refund.
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

Nine Months Ended September 30,
2008 vs. 2007 Personal Lines (PL)	2008	2007	Change	% Change
	(Dollars in thousands)
PL Direct premiums written	$16,667	$17,261	$(594)	(3.4)%
PL Net premiums written	$15,011	$15,304	$(293)	(1.9)%
PL Net premiums earned	$15,094	$16,080	$(986)	(6.1)%
PL Loss/ LAE expense ratio (GAAP)	67.3%	70.6%	(3.3)%
PL Expense ratio (GAAP)	37.6%	28.2%	9.4%
PL Combined ratio (GAAP)	104.9%	98.8%	6.1%

Three Months Ended September 30,
2008 vs. 2007 Personal Lines (PL)	2008	2007	Change	% Change
	(Dollars in thousands)
PL Direct premiums written	$5,924	$6,156	$(232)	(3.8)%
PL Net premiums written	$5,388	$5,512	$(124)	(2.2)%
PL Net premiums earned	$5,061	$5,328	$(267)	(5.0)%
PL Loss/ LAE expense ratio (GAAP)	62.8%	55.9%	6.9%
PL Expense ratio (GAAP)	36.9%	41.4%	(4.5)%
PL Combined ratio (GAAP)	99.7%	97.3%	2.4%
     Personal lines direct premiums written declined to $16.7 million in the first nine months of 2008 as compared to $17.3 million in the first nine months of 2007, representing a decline of $0.6 million or 3.4%. Personal lines direct premiums written declined to $5.9 million in the third quarter of 2008 as compared to $6.2 million in the third quarter of 2007, representing a decline of $0.2 million or 3.8%. Our personal lines have also been impacted by increased competition, similar to our commercial lines.
     In the personal lines segment for the first nine months of 2008, we had an underwriting loss of $0.7 million, a GAAP combined ratio of 104.9%, a GAAP loss and loss adjustment expense ratio of 67.3% and a GAAP underwriting expense ratio of 37.6%, compared to underwriting income of $0.2 million, a GAAP combined ratio of 98.8%, a GAAP loss and loss adjustment expense ratio of 70.6% and a GAAP underwriting expense ratio of 28.2% in the first nine months of 2007. Our personal lines loss ratio for the first nine months of 2007 reflected increased severity, due to large losses related to a variety of causes including an increase in water and freeze related claims.
     In the personal lines segment for the third quarter of 2008, we had underwriting income of $0.1 million, a GAAP combined ratio of 99.7%, a GAAP loss and loss adjustment expense ratio of 62.8% and a GAAP underwriting expense ratio of 36.9%, compared to underwriting income of $0.1 million, a GAAP combined ratio of 97.3%, a GAAP loss and loss adjustment expense ratio of 55.9% and a GAAP underwriting expense ratio of 41.4% in the third quarter of 2007. Our personal lines loss ratio for the third quarter of 2008 and 2007 reflects a frequency and severity of losses reported within the range of our expectations.
     Underwriting Expenses and the Expense Ratio is discussed below.

Nine Months Ended September 30,
2008 vs. 2007 Expenses and Expense Ratio	2008	2007	Change	% Change
	(Dollars in thousands)
Amortization of Deferred Acquisition Costs	$31,163	$27,829	$3,334	12.0%
As a % of net premiums earned	27.0%	26.2%	0.8%
Other underwriting expenses	10,618	7,530	3,088	41.0%
Underwriting expenses	41,781	35,359	$6,422	18.2%
Underwriting expense ratio	36.1%	33.2%	2.9%
     Underwriting expenses increased by $6.4 million, or 18.2%, to $41.8 million in the first nine months of 2008, as compared to $35.4 million in the first nine months of 2007. The increase in underwriting expenses primarily reflects an increase in the amortization of deferred acquisition costs in 2008 and the inclusion of the non-recurring retaliatory tax refund, which reduced other underwriting expenses by $3.6 million in the first nine months of 2007. The amortization of deferred acquisition costs increased in 2008 as compared to 2007 due to the increase in net earned premium. Underwriting expenses also reflect lower share-based compensation expense under SFAS 123R and lower net contingent commission expense. Lastly, underwriting expenses are impacted by the previously discussed changes in the 2008 and 2007 reinsurance program whereby less ceded premium is being recorded and accordingly less ceding commission is received, which increases underwriting expenses and net acquisition costs.
     Our Federal income tax was as follows:

Nine Months Ended September 30,
2008 vs. 2007 Income Taxes	2008	2007	Change	% Change
	(Dollars in thousands)
Income before income taxes	$10,068	$16,052	$(5,984)	(37.3)%
Income taxes	2,463	4,697	(2,234)	(47.6)%
Net income	7,605	11,355	$(3,750)	(33.0)%
Effective tax rate	24.5%	29.3%	(4.8)%
     Federal income tax expense was $2.5 million and $4.7 million for the first nine months of 2008 and 2007, respectively. The effective tax rate was 24.5% and 29.3% for the first nine months of 2008 and 2007, respectively. The 2007 effective tax rate was impacted by an unusually high amount of taxable income in the period caused by the retaliatory tax refund, which increased the effective tax rate. The 2008 effective tax rate was impacted by the higher level of other than temporary investment impairments and by higher tax-advantaged income (municipal bond interest), which both reduce the effective tax rate.
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
     On April 16, 2008, the Holding Company was authorized by the Board of Directors to repurchase, at management’s discretion, up to 5% of its outstanding stock. Any such purchases will be funded by the Holding Company’s existing resources, dividends from subsidiaries, or the credit line, or any combination of these resources. As of September 30, 2008, the Holding Company had purchased, pursuant to the authority granted by the Board on April 16, 2008, a total of 60,000 shares of outstanding stock at an average cost of $17.53 per share, and is holding the stock as treasury stock.
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
     MIG began paying quarterly dividends of $0.05 per common share in the second quarter of 2006. On April 16, 2008, MIG’s Board of Directors increased the quarterly dividend from $0.05 per share of common stock to $0.075 per share of common stock, effective with the payment of the June 27, 2008 dividend. The amount of dividends paid during the first nine months of 2008 and 2007 totaled $1.2 million and $0.9 million, respectively. The shareholder dividend was funded from the Group’s insurance companies, for which approval was sought and received (where necessary) from each of the insurance companies’ primary regulators.
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
          The Group adopted a stock-based incentive plan at its 2004 annual meeting of shareholders. Pursuant to that plan, Mercer Insurance Group may issue a total of 876,555 shares, which amount will increase automatically each year by 1% of the number of shares outstanding at the end of the preceding year. At September 30, 2008, the number of shares authorized under the plan has been increased under this provision to 1,141,565 shares. For the nine months ended September 30, 2008, the Group made no grants of restricted stock and stock options. In addition, there were no forfeitures of restricted stock and stock options and no options exercised during the first nine months of 2008.
          Total assets increased 3%, or $18.0 million, to $564.4 million, at September 30, 2008, as compared to $546.4 million at December 31, 2007. The Group’s cash and invested assets increased $4.2 million or 1%, primarily due to net cash provided by operating activities, offset by declines in market value of securities within the portfolio. Premiums receivable increased $3.1 million or 9%, primarily due to timing differences in the writing and collecting of premium. Reinsurance receivables increased $5.3 million or 6%, primarily due to an increase in ceded loss and loss adjustment expense reserves. Prepaid reinsurance premiums decreased $2.0 million or 21%, primarily due to a change in certain of the Group’s reinsurance contracts, whereby fewer unearned premium reserves are ceded. Property and equipment increased $2.3 million or 18% due to purchases of hardware and software. Additionally, deferred income taxes increased $3.9 million or 51%, due to changes in a variety of tax preference items.
     Total liabilities increased 4% or $18.5 million, to $431.5 million at September 30, 2008 as compared to $413.0 million at December 31, 2007, primarily as a result of the increase in loss and loss adjustment expense reserves of $24.6 million or 9%, offset by a decline in unearned premiums of $1.8 million or 2%, a decline in accounts payable and accrued expenses of $1.1 million or 7% and a decline in other reinsurance balances of $2.9 million or 20%. Unearned premiums declined primarily due to the decline in written premium. Accounts payable and accrued expenses declined primarily due to payments for agents profit sharing, state premium taxes, Group salary bonuses and retirement funding and other payments normally made after year-end. Other reinsurance balances declined primarily due to a change in certain of the Group’s reinsurance contracts, whereby fewer premium is ceded.
     Total stockholders’ equity declined $0.4 million, to $133.0 million, at September 30, 2008, from $133.4 million at December 31, 2007, primarily due to net income of $7.6 million, stock compensation plan amortization of $0.4 million, and ESOP shares committed to be allocated to participants of $0.8 million, offset by stockholder dividends of $1.2 million, the purchase of treasury stock of $1.1 million, changes in valuation for the defined benefit pension plan of $0.1 million and changes in unrealized holding gains and losses on securities of $6.9 million.
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
OFF BALANCE SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS
     The Group was not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles at September 30, 2008 which would give rise to previously undisclosed market, credit or financing risk.
     The Group has no significant contractual obligations at September 30, 2008, other than its insurance obligations under its policies of insurance, trust preferred securities interest and principal, a line of credit obligation, and operating lease obligations. Projected cash disbursements pertaining to these obligations have not materially changed since December 31, 2007, and the Group expects to have the resources to pay these obligations as they come due.
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
           During the quarter ended September 30, 2008, there were significant disruptions in the financial markets. A number of large financial institutions failed, were supported by the United States government or were merged into other organizations. This market disruption resulted in reduced liquidity in the credit markets and a widening of credit spreads, which, in turn, lowered the value of our fixed income portfolio. As a result, the Company had a pre-tax net unrealized loss of $5.1 million in its fixed income portfolio at September 30, 2008, as compared with a pre-tax net unrealized gain of $2.3 million at December 31, 2007.
          Credit Risk.
          The quality of our interest-bearing investments is generally good. Our fixed maturity securities at September 30, 2008, have an average rating of AA or better.
           The credit crisis in 2008 and the disruption in the financial markets has resulted in recognition of impairment losses in 2008, including the write-down of a $1 million par value Lehman Brothers security (see discussion of other than temporary impairments under the Investments section of the Critical Accounting Policies discussion in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations).
     Municipal Bond Holding Exposure.
     The overall credit quality, based on weighted average Standard & Poor’s (S&P) ratings or equivalent when the S&P rating is not available, of the total $141.4 million municipal fixed income portfolio is:

o	“AA+” including insurance enhancement

o	“AA” excluding insurance enhancement
•	99% of the underlying ratings are “A-” or better

•	84% of the underlying ratings are “AA-” or better
     The municipal fixed income portfolio with insurance enhancement represents $101.3 million, or 72% of the total municipal fixed income portfolio.
o	The average credit quality with insurance enhancement is “AA+”

o	The average credit quality of the underlying, excluding insurance enhancement, is “AA”

o	Each municipal fixed income investment is evaluated based on its underlying credit fundamentals, irrespective of credit enhancement provided by bond insurers
     The municipal fixed income portfolio without insurance enhancement represents $40.1 million, or 28% of the total municipal fixed income portfolio.
o	The average credit quality of those securities without enhancement is “AA+”
The following represents the Group’s municipal fixed income portfolio as of September 30, 2008:

	Average Credit	Market	% of Total Muni	Unrealized
	Rating	Value	Portfolio	Loss
	(dollars in thousands)
Uninsured Securities	AA+	$40,081,117	28%	$(672,361)
Securities with Insurance Enhancement	AA+	101,301,550	72%	(1,619,610)

Total		$141,382,667	100%	$(2,291,971)

	Market
Credit Enhancement	Value	% of Total
(dollars in thousands)
AMBAC	$10,833,856	8%
FGIC	28,100,839	20%
FSA	28,728,327	20%
MBIA	27,227,677	19%
No Enhancement	31,773,013	23%
Other Enhancement	5,811,268	4%
Escrowed to Maturity	8,907,687	6%

Grand Total	$141,382,667	100%

The following represents the Group’s ratings on the municipal fixed income portfolio as of September 30, 2008:

							Total Municipal		Total Municipal
					Underlying Rating		Fixed Income		Fixed Income
			Insurance		of Insurance		Portfolio		Portfolio
	Uninsured		Enhanced		Enhanced		(with Insurance		(without Insurance
	Securities		Securities		Securities		Enhancement)		Enhancement)
	(1)		(2)		(3)		(1) + (2)		(1) + (3)
	(dollars in thousands)
S&P or
equivalent	Market	% of	Market	% of	Market	% of	Market	% of	Market	% of
ratings	Value	Total	Value	Total	Value	Total	Value	Total	Value	Total
AAA	$20,845,743	52%	$37,096,474	37%	$11,550,400	11%	$57,942,217	41%	$32,396,143	23%
AA+	4,010,409	10%	20,040,095	20%	26,150,711	26%	24,050,504	17%	30,161,120	20%
AA	12,896,639	32%	35,310,837	35%	30,745,394	30%	48,207,476	34%	43,642,033	31%
AA-	2,328,326	6%	7,618,534	8%	17,041,563	17%	9,946,860	7%	19,369,889	14%
A+			202,020	0%	6,376,417	6%	202,020	0%	6,376,417	5%
A					5,503,865	6%			5,503,865	4%
A-					2,899,610	3%			2,899,610	2%
BBB-			1,033,590	1%	1,033,590	1%	1,033,590	1%	1,033,590	1%

Total	$40,081,117	100%	$101,301,550	100%	$101,301,550	100%	$141,382,667	100%	$141,382,667	100%

Average Rating	AA+		AA+		AA		AA+		AA

     The Group’s municipal portfolio has experienced ratings migration in 2008 as a result of the downgrade of the claims paying ratings of nearly all of the monoline insurance companies. There were no further downgrades during the third quarter of 2008 following the changes during the second quarter. As of September 30, 2008, AMBAC was rated AA-/Aa3 by S&P and Moody’s respectively; MBIA was rated AA/A2 and FGIC was rated BB/B1. FSA retained its AAA/Aaa ratings but is weakly positioned in this rating category due to higher risk residential mortgage-backed security exposure in both its insured book and Financial Products segment.
     Insured municipals generally carry two ratings: a standalone rating based on individual fundamentals and an insured rating based on the claims paying ability of the issuer’s monoline insurer (if the issue is insured). The monoline insurers’ downgrades triggered ratings downgrades in the Group’s insured municipal portfolio during the second quarter of 2008. When the monoline insurers are downgraded, the ratings on insured municipal bonds are downgraded to the municipality or revenue bonds’ underlying credit rating or the insured rating, whichever is higher.
     As of September 30, 2008, all of the Group’s municipal bonds carry an underlying rating of at least an A- or better by S&P or Moody’s, except $1 million of Puerto Rico Commonwealth bonds due in 2013. These bonds are rated Baa3/BBB-. The bonds were originally rated A3/A due to the insurance provided by the monoline insurer, FGIC. When FGIC was downgraded, the Puerto Rico municipal bonds were downgraded to their underlying or standalone rating of Baa3/BBB-, as FGIC’s rating is lower.
          Structured Product Exposure.
     The Group’s structured product exposure includes commercial mortgage backed securities (CMBS), residential mortgage backed securities (MBS) and asset backed securities (ABS). The total book value, as of September 30, 2008, was $90.4 million and represented 27% of the total fixed income portfolio.
     As of September 30, 2008, CMBS holdings totaled $9.4 million (book value), representing 10% of the total structured product holdings. All CMBS securities are rated Aaa/AAA by either Moody’s, S&P, or Fitch.
     As of September 30, 2008, MBS holdings totaled $67.3 million (book value), representing 72% of the total structured product holdings. The MBS securities consist of both pass-through and collateralized mortgage obligation (CMO) structures. The pass-throughs are all agency sponsored securities and have a Aaa/AAA rating. Among the CMO’s, a majority are agency sponsored and as a result, also have a Aaa/AAA rating. The non-agency backed securities represent 15% of the CMO holdings and 5% of total MBS holdings; five of six of such securities have a Aaa/AAA rating by Moody’s or S&P and one security is rated A by S&P.
     As of September 30, 2008, ABS holdings totaled $16.3 million (book value), representing 18% of the total structured product holdings. The ABS securities consist of a diversified blend of subsectors including, automobile loan and credit card receivables, equipment financing, home equity, rate reduction bonds, among other ABS. Outside of three holdings of home equity (sub-prime), all ABS securities are rated Aaa/AAA by Moody’s and S&P.
     The ABS home equity subsector (collateral of sub-prime home equity loans) totaled $1.1 million (book value) on September 30, 2008, representing 6.5% of the ABS holdings and 1.1% of the total structured product holdings. This subsector exposure consists of four individual securities; two have a 100% credit enhancement due to insurance. However, since FGIC and AMBAC were downgraded, the ratings were impacted. The FGIC insured security is now rated as according to the underlying collateral, or Baa1/BB. The other insured security is rated Aa3/AA based on AMBAC’s claim paying ability. Among the two remaining securities without credit enhancement, one is rated Aaa/AAA and one is rated Aa2/AA by Moody’s and S&P, respectively.
     There are two sectors where the Group has indirect exposure to subprime securities. These are the U.S. agency and investment grade corporate sectors. As of September 30, 2008, the Group held $15.0 million (book value) of agency debt, consisting predominately of Fannie Mae, Federal Home Loan Bank, Freddie Mac, and Federal Farm Credit Bank securities.
     The second sector of the market in which the Group has indirect exposure to subprime securities is the investment grade corporate market. As of September 30, 2008, the Group’s portfolio held $75.3 million (book value) of corporate bonds. Among the corporate credit exposure, $28.5 million or 38% of the holdings, were in the financial industry. The banking, brokerage, and finance sectors of the investment grade corporate market continue to face stresses and challenges. Although some issuers, particularly banks, will continue to need to strengthen their reserves and write-off bad debts which will impact their earnings, it is expected that these issuers will continue to pay principal and interest when due.
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
            Approximately 4% of our investment portfolio at September 30, 2008 is comprised of equity securities, down from 5% of the investment portfolio at December 31, 2007. The decline is due primarily to lower valuations caused by declines in the volatile equity markets in 2008. The Company had a pre-tax net unrealized gain of $2.4 million in its equity portfolio at September 30, 2008, as compared with a pre-tax net unrealized gain of $5.4 million at December 31, 2007.
          Investments Outlook
          The escalating credit crisis and interest rate volatility continued into the third quarter of 2008. Economic indicators pointed to further signs of deterioration for both the U.S. and global economies although inflationary pressures lessened and the price of oil and other commodities fell during the quarter. Furthermore, the difficult credit conditions worsened in September and interbank lending seized up, as evidenced by a 300+ basis point widening of the spread of the three-month LIBOR rate over the three-month T-bill rate. Modern financial markets have not experienced such a “credit crunch” as of late and the implications of a sustained reduction in lending has prompted unprecedented actions by the Federal Reserve and Federal Government to allay fears and provide liquidity.
          For fixed maturity securities, yield and income generation remain the key drivers to our investment strategy and our overall philosophy is to invest with a long-term horizon and a “buy-and-hold” principle. Reliance on independent investment research to avoid potential difficulties will continue to be a key driver behind our investment decisions. The continued volatility in fixed income spreads may provide attractive investment opportunities, particularly in the municipal and corporate bond sector.
          With all these risks present, we are increasingly cautious in the equities markets and will continue to manage through this period of uncertainty by investing in companies with more defensive characteristics, such as strong balance sheets and reasonable valuations. Other considerations are favorable long-term corporate performance and attractive relative historical valuations.

Item 4. Controls and Procedures
     Under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2008. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2008. There were no changes in our internal control over financial reporting during the nine months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1. Legal Proceedings.
     None
Item 1A. Risk Factors.
      During 2008, there have been significant disruptions in the financial and equity markets. This resulted from, in part, failures of financial institutions on an unprecedented scale, and caused reduced liquidity in the credit markets and a widening of credit spreads, which resulted in lowered valuations for fixed income securities and equity securities held by the Company. If the financial and equity markets continue their adverse 2008 performance, the Company’s business and Stockholders’ Equity could be adversely affected.
      Please also see risk factors previously disclosed in the registrant’s Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

			Total Number of Shares Purchased as	Maximum Number of Shares That
	Total Number of	Average Price	Part of Publicly Announced Plans or	May Yet Be Purchased Under The
Period	Shares Purchased	Paid per Share	Programs (Note 1)	Plans or Programs (Note 1)
July 1-31, 2008	0	N/A	0	303,476

August 1-31, 2008	0	N/A	0	303,476

September 1-30, 2008	35,000	$17.43	35,000	268,476

Total	35,000	$17.43	35,000	268,476
Note 1 — On April 16, 2008, the Group’s Board of Directors authorized the repurchase of up to 5% of outstanding common shares of the Group. The repurchased shares will be held as treasury shares available for issuance in connection with Mercer Insurance Group’s 2004 Stock Incentive Plan. In addition to the shares described above, in June, 2008, the Group purchased 1,344 shares from employees in connection with the vesting of restricted stock. These repurchases were made to satisfy tax withholding obligations with respect to those employees and the vesting of their restricted stock. These shares were purchased at the current market value of the Group’s common stock on the date of purchase, and were not purchased as part of the publicly announced program.
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

MERCER INSURANCE GROUP, INC. (Registrant)

Dated: November 10, 2008	By:	/s/ Andrew R. Speaker
Andrew R. Speaker,
President and Chief Executive Officer

Dated: November 10, 2008	By:	/s/ David B. Merclean
David B. Merclean,
Senior Vice President and Chief Financial Officer