Form 10-K
period 2008-12-31
MERCER INSURANCE GROUP INC
filed 2009-03-16
CIK 1050690

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2008
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

The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of the last business day of the Registrant’s most recently completed second fiscal quarter was: $113,262,359.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of March 2, 2009. Common Stock, no par value: 6,443,560.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

FORM 10-K

For the Year Ended December 31, 2008

PART I

ITEM 1.	BUSINESS

THE HOLDING COMPANY

Mercer Insurance Group, Inc. (the “Holding Company”, the “Company”, or “MIG”) is a holding company which resulted from the conversion of Mercer Mutual Insurance Company from the mutual to the stock form of organization on December 15, 2003 (the “Conversion”). Prior to the Conversion, and since 1844, Mercer Mutual Insurance Company was engaged in the business of selling property and casualty insurance. Mercer Mutual Insurance Company, a Pennsylvania domiciled company, changed its name to Mercer Insurance Company immediately after the Conversion, and became a subsidiary of the Holding Company.

Mercer Insurance Group, Inc. and subsidiaries (collectively, the Group) includes Mercer Insurance Company (MIC), its subsidiaries Queenstown Holding Company, Inc. (QHC) and its subsidiary Mercer Insurance Company of New Jersey, Inc. (MICNJ), Franklin Holding Company, Inc. (FHC) and its subsidiary Franklin Insurance Company (FIC), and BICUS Services Corporation (BICUS), Financial Pacific Insurance Group, Inc. (FPIG) and its subsidiaries, Financial Pacific Insurance Company (FPIC) and Financial Pacific Insurance Agency (FPIA), which is currently inactive. FPIG also holds an interest in three statutory business trusts that were formed for the purpose of issuing Floating Rate Capital Securities.

OVERVIEW OF THE BUSINESS

MIG, through its property and casualty insurance subsidiaries, provides a wide array of property and casualty insurance products designed to meet the insurance needs of individuals in New Jersey and Pennsylvania, and small and medium-sized businesses throughout Arizona, California, Nevada, New Jersey, Oregon and Pennsylvania. A limited amount of business is written in New York to support accounts in adjacent states.

The Group’s operating subsidiaries are licensed collectively in twenty two states, but are currently focused on doing business in seven states; Arizona, California, Nevada, New Jersey, New York, Pennsylvania and Oregon. MIC and MICNJ are licensed to write property and casualty insurance in New York, and write business there which supports existing accounts FPIC holds an additional fifteen state licenses outside of the Group’s current focus area. Currently, only direct mail surety policies are being written in some of these states.

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

All insurance companies in the Group have been assigned a group rating of “A” (Excellent) by A.M. Best. The Group has been assigned that rating for the past 8 years. An “A” rating is the third highest rating of A.M. Best’s 16 possible rating categories.

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

We manage our business and report our operating results in three operating segments: commercial lines insurance, personal lines insurance and the investment function. Assets are not allocated to segments and are reviewed in the aggregate for decision-making purposes. Our commercial lines insurance business consists primarily of multi-peril, general liability, commercial auto, surety and related insurance coverages. Our personal lines insurance business consists primarily of homeowners (in New Jersey and Pennsylvania) and private passenger automobile (in Pennsylvania only) insurance coverages. The Group markets its products through a network of approximately 561 independent agents, of which approximately 277 are located in New Jersey and Pennsylvania, 224 in California, and the balance in Arizona, Nevada and Oregon.

OUR INSURANCE COMPANIES

Mercer Insurance Company

MIC is a stock Pennsylvania insurance company originally incorporated under a special act of the legislature of the State of New Jersey in 1844 as a mutual insurance company. On October 16, 1997, it filed Articles of Domestication with Pennsylvania which changed its state of domicile from New Jersey to Pennsylvania, and then subsequently changed its name to Mercer Insurance Company after the Conversion in 2003. MIC owns all of the issued and outstanding capital stock of QHC, which owns all of the issued and outstanding capital stock of MICNJ. MIC also owns 49% of the issued and outstanding stock of FHC, which owns all of the issued and outstanding capital stock of FIC. The remaining 51% of FHC is owned by MIG.

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

Mercer Insurance Company of New Jersey, Inc.

MICNJ is a stock property and casualty insurance company that was incorporated in 1981. It writes the same lines of business as MIC, with its book of business predominantly located in New Jersey. MICNJ is subject to examination and comprehensive regulation by the New Jersey Department of Banking and Insurance. See “Business — Regulation.”

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

Financial Pacific Insurance Company

FPIC is a stock property and casualty company that was incorporated in California in 1986 and commenced business in 1987. The Group acquired all of the outstanding stock of FPIG, the holding company for FPIC, on October 1, 2005. FPIC is based in Rocklin, California, and writes primarily commercial package policies for small to medium-sized businesses in targeted classes. It has developed specialized underwriting and claims handling expertise in a number of classes of business, including apartments, restaurants, artisan contractors and ready-mix operators. FPIC’s business is heavily weighted toward the liability lines of business (commercial multi-peril liability, commercial auto) but also includes commercial multi-peril property, commercial auto physical damage and surety for small and medium-sized businesses. FPIC is licensed in nineteen western states, and actively writes insurance (other than its direct-marketed surety business) in four (Arizona, California, Nevada and Oregon). FPIC is subject to examination and comprehensive regulation by the California Department of Insurance. See “Business — Regulation.”

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

For selected commercial lines products, we have developed technology that will allow our agents to rate and bind transactions via an internet-based rating system. Based on the success of this technology, our goal would be to expand the process to other products at some point in the future. We launched this process in late 2008 in California and launched a similar process for New Jersey and Pennsylvania agents in January, 2009. We believe that there is an opportunity to increase our commercial lines writings by expanding the use of internet-based processing in 2009 and beyond.

We began writing our business owners policy in the California territory in the fourth quarter of 2008. This product targets small to medium sized businesses which we believe are somewhat less price sensitive than larger accounts. This product will also help to balance FPIC’s business between property and casualty exposures. Additionally, a new contracting product which specializes in covering artisan contractors is being developed for Arizona, California, Nevada and Oregon and is targeted for introduction in early 2009. Artisan contractors primarily provide repair and maintenance services, and this segment tends to experience less severe market fluctuations compared to the real estate construction industry.

Both the California business owners and western states artisan product will be transacted using an internet-based rating process where agents will be able to rate and bind these products, subject to pre-programmed underwriting criteria.

Diversify our business geographically

As of December 31, 2008, 2007 and 2006 our direct written premiums were distributed as follows:

	Years Ended December 31,			% of Total
	2008	2007	2006	2008	2007	2006
	(In thousands)

California	$89,629	$100,202	$97,628	54.3%	54.7%	52.5%
New Jersey	47,000	48,750	51,302	28.4%	26.7%	27.6%
Pennsylvania	13,332	13,259	14,274	8.1%	7.2%	7.7%
Nevada	8,494	11,670	14,235	5.1%	6.4%	7.7%
Arizona	4,711	6,134	5,031	2.8%	3.4%	2.7%
Oregon	1,995	2,758	3,107	1.2%	1.5%	1.7%
Other States	216	134	168	0.1%	0.1%	0.1%

Total	$165,377	$182,907	$185,745	100.0%	100.0%	100.0%

We hold twenty two state licenses, and we are currently focused on doing business in primarily seven of these states (including New York, where our activity is currently limited to supporting accounts located in adjacent states). These state licenses provide additional opportunity for future growth when market opportunities dictate utilization of those licenses. If market opportunities indicate desirable growth is available through the acquisition of additional state licenses, we will pursue licenses in new states.

Attract and retain high-quality producers with diverse customer bases

We believe our insurance companies have a strong reputation with producers and insureds for personal attention and prompt, efficient service. This reputation has allowed us to foster our relationships with many high volume producers. Several of these producers focus primarily on commercial business and are located in areas we have targeted as growth opportunities within our territories. We intend to focus our marketing efforts on maintaining and improving our relationships with these producers, as well as on attracting new high-quality producers in areas with a substantial potential for growth. We also intend to continue to develop and tailor our commercial programs to enable our products to meet the needs of the customers served by our producers.

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

A decrease in the use of reinsurance would result in a decrease in ceded premiums and a corresponding increase in net premium revenue, but would also potentially increase our losses from claims that would previously have been reinsured. See “Business — Reinsurance” for a description of our reinsurance program.

COMMERCIAL LINES PRODUCTS

The following table sets forth the direct premiums written, net premiums earned, net loss ratios, expense ratios and combined ratios of our commercial lines products on a consolidated basis for the periods indicated. In 2007, the Group evaluated its methodology for allocating costs to its lines of business and adopted changes to such methodology in order to more accurately reflect the allocation of joint costs. This resulted in allocating less joint cost to the personal lines of business and more joint cost to the commercial lines of business, but with no net change in cost allocated to personal lines and commercial lines in the aggregate. Related 2006 amounts have been reclassified to reflect this change in allocation methodology:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Direct Premiums Written:
Commercial multi-peril	$103,864	$116,622	$118,030
Commercial automobile	25,779	28,232	25,807
Other liability	2,408	4,251	6,246
Workers’ compensation	5,833	4,959	4,697
Surety	4,711	4,987	5,388
Fire, allied, inland marine	685	979	1,424

Total	$143,280	$160,030	$161,592

Net Premiums Earned:
Commercial multi-peril	$95,481	$90,088	$80,952
Commercial automobile	25,913	22,551	17,944
Other liability	1,247	2,387	5,710
Workers’ compensation	5,828	5,501	6,001
Surety	3,651	4,428	4,381
Fire, allied, inland marine	305	472	473

Total	$132,425	$125,427	$115,461

Net Loss Ratios:
Commercial multi-peril	61.8%	55.6%	66.1%
Commercial automobile	60.6	61.2	68.3
Other liability	34.7	315.3	34.0
Workers’ compensation	48.0	51.4	61.8
Surety	73.9	41.5	40.0
Fire, allied, inland marine	176.7	46.9	74.7

Total	61.3%	60.8%	63.7%

Expense Ratio:
Commercial multi-peril	35.5%	34.2%	34.3%
Commercial automobile	34.2	38.5	30.4
Other liability	56.8	36.1	38.2
Workers’ compensation	28.4	19.8	22.3
Surety	44.2	34.4	18.3
Fire, allied, inland marine	65.8	46.7	55.4

Total	35.5%	34.4%	32.8%

Combined Ratios(1):
Commercial multi-peril	97.3%	89.8%	100.4%
Commercial automobile	94.8	99.7	98.7
Other liability	91.5	351.4	72.2
Workers’ compensation	76.4	71.2	84.1
Surety	118.1	75.9	58.3
Fire, allied, inland marine	242.5	93.6	130.1

Total	96.8%	95.2%	96.5%

(1)	A combined ratio over 100% means that an insurer’s underwriting operations are not profitable.

Commercial Multi-Peril

We write a number of multi-peril policies providing property and liability coverage. Various risk classes are written on this policy.

We offer a business owners policy that provides property and liability coverages to small businesses. This product is marketed to several distinct groups: (i) apartment building owners; (ii) condominium associations; (iii) business owners who lease their buildings to tenants; (iv) mercantile business owners, such as florists, delicatessens, and beauty parlors; and (v) offices with owner and tenant occupancies. We began writing this product in our California territory in the fourth quarter of 2008.

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

A custom underwritten commercial multi-peril package policy is written in the western states for select contracting classes, as well as small to medium-sized businesses within specified niche markets. This product is focused on commercial accounts primarily in non-urban areas that do not easily fit within a generic business owner policy. The target markets for this product include apartments, artisan and construction contractors, farm labor operations, service contractors, and mercantile (including restaurants) as well as various other risk types. We expect to introduce a new specialized product for artisan contractors in Arizona, California, Oregon and Nevada in early 2009.

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

We also write heavy and extra heavy trucks through our refuse hauler, aggregate hauler and ready-mix programs offered principally in the western states and in Pennsylvania.

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

Commercial umbrella coverage and following form excess coverage is available for insureds that insure their primary general liability exposures with us through a business owners, commercial multi-peril, religious institution or commercial general liability policy. This coverage typically has limits of $1 million to $10 million, but higher limits are available if needed. To improve processing efficiencies and maintain underwriting standards, we prefer to offer this coverage as an endorsement to the underlying liability policy rather than as a separate stand-alone policy, but both versions are available.

Workers’ Compensation

We typically write workers’ compensation policies in conjunction with an otherwise eligible business owners, commercial multi-peril, religious institution, commercial property or general liability policy. As of December 31, 2008, most of our workers’ compensation insureds have other policies with us. Workers’ compensation is written principally in New Jersey and Pennsylvania, with availability in New York on a limited basis.

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

PERSONAL LINES PRODUCTS

The following table sets forth the direct premiums written, net premiums earned, net loss ratios, expense ratios and combined ratios of our personal lines products on a consolidated basis for the periods indicated. In 2007, the Group evaluated its methodology for allocating costs to its lines of business and adopted changes to such methodology in order to more accurately reflect the allocation of joint costs. This resulted in allocating less joint cost to the personal lines of business and more joint cost to the commercial lines of business, but with no net change in cost allocated to personal lines and commercial lines in the aggregate. Related 2006 amounts have been reclassified to reflect this change in allocation methodology:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Direct Premiums Written:
Homeowners	$14,339	$14,675	$15,149
Personal automobile	5,343	5,822	6,578
Fire, allied, inland marine	2,015	1,967	1,983
Other liability	371	380	409
Workers’ compensation	29	33	34

Total	$22,097	$22,877	$24,153

Net Premiums Earned:
Homeowners	$12,503	$13,005	$13,196
Personal automobile	5,320	5,797	6,415
Fire, allied, inland marine	1,927	2,049	2,228
Other liability	375	369	341
Workers’ compensation	27	28	32

Total	$20,152	$21,248	$22,212

Net Loss Ratios:
Homeowners	78.3%	73.8%	65.2%
Personal automobile	70.8	69.2	71.6
Fire, allied, inland marine	8.5	44.1	26.0
Other liability	69.7	101.5	109.2
Workers’ compensation	28.3	16.8	60.8

Total	69.5%	70.1%	63.8%

Expense Ratio:
Homeowners	39.9%	27.7%	40.3%
Personal automobile	29.9	34.1	29.3
Fire, allied, inland marine	45.8	22.9	33.4
Other liability	30.9	18.1	44.6
Workers’ compensation	24.6	10.6	22.4

Total	37.6%	28.8%	36.5%

Combined Ratios(1):
Homeowners	118.2%	101.5%	105.5%
Personal automobile	100.7	103.3	100.9
Fire, allied, inland marine	54.3	67.0	59.4
Other liability	100.6	119.6	153.8
Workers’ compensation	52.9	27.4	83.2

Total	107.1%	98.9%	100.3%

(1)	A combined ratio over 100% means that an insurer’s underwriting operations are not profitable.

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

Personal Automobile

We write comprehensive personal automobile coverage including liability, property damage and all state required insurance minimums for individuals domiciled in Pennsylvania only. This product is multi-tiered with an emphasis placed on individuals with lower than average risk profiles. During 2008, we introduced a new online rating system for agents to make it easier for them to quote, sell, bind and service business.

Combination Dwelling Policy

Our combination dwelling product is a flexible, multi-line package of insurance coverages. It is targeted to be written on an owner or tenant occupied dwelling of no more than two families. The dwelling policy combines property and liability insurances but also may be written on a monoline basis. The property portion is considered a fire, allied lines and inland marine policy, and the liability portion is considered an other liability policy. This product is available in both New Jersey and Pennsylvania.

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

MARKETING

We market our insurance products exclusively through independent producers, with the exception of a relatively small amount of business within our surety book of business marketed online and by direct mail. All of these producers represent multiple carriers and are established businesses in the communities in which they operate. They generally market and write the full range of our insurance companies’ products. We consider our relationships with our producers to be good. For the year ending December 31, 2008, 2007 and 2006, there were no agents in the Group that individually produced greater than 5% of the Group’s direct written premiums.

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

Producers are compensated through a fixed base commission often with an opportunity for profit sharing depending on the producer’s aggregate premiums earned and loss experience. Profit sharing opportunities are for a producer’s entire book of business with the Group and not specifically for any individual policy. The Group does not have any marketing services agreements, placement services agreements, or similar arrangements. By contract, our producers represent one or more of the Group’s carriers. They are monitored and supported by our marketing representatives, who are employees of the Group. These marketing representatives also have principal responsibility for recruiting and training new producers.

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

We have recently introduced, for selected products, an automated process for acceptance and rejection of small accounts through an internet-based rating system. Based on the success of this process, our goal would be to expand the process to other products at some point in the future. Though there will be less direct underwriter involvement, we are confident that underwriting standards will continue to be maintained as risks will continue to be subject to our standardized underwriting verification processes, including physical inspections.

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

The Group’s insurance subsidiaries are parties to a Services Allocation Agreement. Pursuant to this agreement, any and all employees of the Group are employees of, BICUS, a wholly owned subsidiary of MIC. BICUS has agreed to perform all necessary functions and services required by the subsidiaries of the Group in conducting their respective operations. In turn, the subsidiaries of the Group have agreed to reimburse BICUS for its costs and expenses incurred in rendering such functions and services in an amount determined by the parties. The Services Allocation Agreement has no impact on our consolidated results.

The Group and its subsidiaries are parties to a consolidated Tax Allocation Agreement that allocates to each company a pro rata share of the consolidated income tax expense based upon its contribution of taxable income to the consolidated group. The Tax Allocation Agreement has no impact on our consolidated results.

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Our insurance companies are required by applicable insurance laws and regulations to maintain reserves for the payment of losses and loss adjustment expenses (LAE). These reserves are established for both reported claims and for claims incurred but not reported (IBNR), arising from the policies that have been issued related to the premiums that have been earned. The provision must be made for the ultimate cost of those claims that have occurred through the date of the balance sheet without regard to how long it takes to settle them or the time value of money. The determination of reserves involves actuarial projections of what our insurance companies expect to be the cost of the ultimate settlement and administration of such claims. The reserves are set based on facts and circumstances then known, estimates of future trends in claims severity, and other variable factors such as inflation and changing judicial theories of liability.

In light of such uncertainties, the Group also relies on policy language, developed by the Group and by others, to exclude or limit coverage where not intended. If such language is held by a court to be invalid or unenforceable, it could materially adversely affect the Group’s results of operations and financial position. The possibility of expansion of an insurer’s liability, either through new concepts of liability or through a court’s refusal to accept restrictive policy language, contributes to the inherent uncertainty of reserving for claims.

Unpaid losses and loss adjustment expenses, also referred to as loss reserves, are the largest liability of our property and casualty subsidiaries. Our loss reserves include case reserve estimates for claims that have been reported and bulk reserve estimates for (a) the expected aggregate differences between the case reserve estimates and the ultimate cost of reported claims and (b) claims that have been incurred but not reported as of the balance sheet date, less estimates of the anticipated salvage and subrogation recoveries. Each of these categories also includes estimates of the loss adjustment expenses associated with processing and settling all reported and unreported claims. Estimates are based upon past loss experience modified for current and expected trends as well as prevailing economic, legal and social conditions.

The amount of loss and loss adjustment expense reserves for reported claims is based primarily upon a case-by-case evaluation of the type of risk involved, specific knowledge of the circumstances surrounding each claim, and the insurance policy provisions relating to the type of loss. The amounts of loss reserves for unreported losses and loss adjustment expenses are determined using historical information by line of business, adjusted to current conditions. Inflation is ordinarily provided for implicitly in the reserving function through analysis of costs, trends, and reviews of historical reserving results over multiple years. Our loss reserves are not discounted to present value.

Reserves are closely monitored and recomputed periodically using the most recent information on reported claims and a variety of projection techniques. Specifically, on at least a quarterly basis, we review, by line of business, existing reserves, new claims, changes to existing case reserves, and paid losses with respect to the current and prior accident years. We use historical paid and incurred losses and accident year data to derive expected ultimate loss and loss adjustment expense ratios (to earned premiums) by line of business. We then apply these expected loss and loss adjustment expense ratios to earned premiums to derive a reserve level for each line of business. In connection with the determination of the reserves, we also consider other specific factors such as recent weather-related losses, trends in historical paid losses, economic conditions, and legal and judicial trends with respect to theories of liability. Any changes in estimates are reflected in operating results in the period in which the estimates are changed.

We perform a comprehensive annual review of loss reserves for each of the lines of business we write in connection with the determination of the year end carried reserves. The review process takes into consideration the variety of trends and other factors that impact the ultimate settlement of claims in each particular class of business. A similar review is performed prior to the determination of the June 30 carried reserves. Prior to the determination of the March 31 and September 30 carried reserves, we review the emergence of paid and reported losses relative to expectations and make necessary adjustments to our carried reserves. There are also a number of analyses of claims experience and reserves undertaken by management on a monthly basis.

When a claim is reported to us, our claims personnel establish a “case reserve” for the estimated amount of the ultimate payment. This estimate reflects an informed judgment based upon general insurance reserving practices and the experience and knowledge of the estimator. The individual estimating the reserve considers the nature and value of the specific claim, the severity of injury or damage, and the policy provisions relating to the type of loss. Case reserves are adjusted by our claims staff as more information becomes available. It is our policy to periodically review and revise case reserves and to settle each claim as expeditiously as possible.

We maintain bulk and IBNR reserves (usually referred to as “IBNR reserves”) to provide for claims already incurred that have not yet been reported (and which often may not yet be known to the insured) and for future developments on reported claims. The IBNR reserve is determined by estimating our insurance companies’ ultimate net liability for both reported and incurred but not reported claims and then subtracting both the case reserves and payments made to date for reported claims; as such, the “IBNR reserves” represent the difference between the estimated ultimate cost of all claims that have occurred or will occur and the reported losses and loss adjustment expenses. Reported losses include cumulative paid losses and loss adjustment expenses plus aggregate case reserves. A large proportion of our gross and net loss reserves, particularly for long tail liability classes, are reserves for IBNR losses. More than 74% and 75% of our aggregate loss reserves at December 31, 2008 and 2007, respectively, were bulk and IBNR reserves.

Some of our business relates to coverage for short-tail risks and, for these risks, the development of losses is comparatively rapid and historical paid losses and case reserves, adjusted for known variables, have been a reliable guide for purposes of reserving. “Tail” refers to the time period between the occurrence of a loss and the settlement of the claim. The longer the time span between the incidence of a loss and the settlement of the claim, the more the ultimate settlement amount can vary. Some of our business relates to long-tail risks, where claims are slower to emerge (often involving many years before the claim is reported) and the ultimate cost is more difficult to predict. For these lines of business, more sophisticated actuarial techniques, such as the Bornhuetter-Ferguson method, are employed to project an ultimate loss expectation, and then the related loss history must be regularly evaluated and loss expectations updated, with a likelihood of variability from the initial estimate of ultimate losses. A substantial portion of the business written by FPIC is this type of longer-tailed casualty business. Please see the discussion under “Liabilities for Loss and Loss Adjustment Expenses of the Critical Accounting Policies” section of ITEM 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information relating to methods used to estimate reserves.

Because the establishment of loss reserves is an inherently uncertain process, we cannot be certain that ultimate losses will not exceed the established loss reserves and have a material adverse effect on the Group’s results of operations and financial condition. We do not believe our insurance companies are subject to any material potential asbestos or environmental liability claims.

The charts below display the Company’s case and IBNR reserves by line of business as of December 31, 2008 and 2007:

As of December 31, 2008

					Reinsurance
					Recoverable
				IBNR	on Unpaid
				Reserves	Losses and
	Case Loss	Case LAE	Total Case	(including	Loss	Net
	Reserves	Reserves	Reserves	LAE)	Expenses	Reserves
	(In thousands)

Homeowners	$4,894	—	4,894	2,491	673	6,712
Workers’ compensation	3,864	—	3,864	4,321	602	7,583
Commercial multi-peril	32,501	5,737	38,238	186,205	61,450	162,993
Other liability	4,185	—	4,185	4,793	86	8,892
Other lines	60	—	60	269	104	225
Commercial auto liability	14,990	391	15,381	24,227	17,959	21,649
Commercial auto physical damage	355	17	372	2,293	860	1,805
Products liability	30	—	30	18	197	(149)
Personal auto liability	800	—	800	695	33	1,462
Personal auto physical damage	279	—	279	(21)	(20)	278
Surety	3,536	464	4,000	6,606	4,094	6,512

Total Loss & LAE Reserves	$65,494	6,609	72,103	231,897	86,038	217,962

As of December 31, 2007

					Reinsurance
					Recoverable
				IBNR	on Unpaid
				Reserves	Losses and
	Case Loss	Case LAE	Total Case	(including	Loss	Net
	Reserves	Reserves	Reserves	LAE)	Expenses	Reserves
	(In thousands)

Homeowners	$5,071	—	5,071	2,095	684	6,482
Workers’ compensation	3,936	—	3,936	4,389	742	7,583
Commercial multi-peril	28,560	4,997	33,557	165,359	58,891	140,025
Other liability	5,395	—	5,395	7,556	546	12,405
Other lines	280	—	280	205	111	374
Commercial auto liability	10,950	387	11,337	23,369	18,094	16,612
Commercial auto physical damage	319	8	327	2,467	1,081	1,713
Products liability	15	—	15	30	197	(152)
Personal auto liability	1,103	—	1,103	714	60	1,757
Personal auto physical damage	282	—	282	93	(18)	393
Surety	1,384	9	1,393	5,426	1,994	4,825

Total Loss & LAE Reserves	$57,295	5,401	62,696	211,703	82,382	192,017

The following table shows the development of our consolidated reserves for unpaid losses and LAE from 1998 through 2008 as determined under U.S. generally accepted accounting principles (GAAP). The top line of each table shows the liabilities, net of reinsurance, at the balance sheet date, including losses incurred but not yet reported. The upper portion of each table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The lower portion of each table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates change as additional information becomes known about the frequency and severity of claims for individual years. A redundancy exists when the re-estimated liability at each December 31 is less than the prior liability estimate. A deficiency exists when the re-estimated liability at each December 31 is greater than the prior liability estimate. The “cumulative redundancy” depicted in the tables, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

Amounts shown in the 2005 column of the table include both 2005 and prior to 2005 accident year development for FPIC, which was acquired on October 1, 2005, and accounted for as a purchase business combination.

	Year Ended December 31,
	1998	1999	2000	2001	2002	2003
	(In thousands)

Liability for unpaid losses and LAE net of reinsurance recoverable	$22,565	$23,643	$24,091	$25,634	$27,198	$32,225
Cumulative amount of liability paid through:
One year later	5,525	5,842	5,726	7,376	8,840	12,772
Two years later	8,655	8,627	9,428	11,850	15,442	20,624
Three years later	10,605	11,237	12,142	15,610	19,947	26,610
Four years later	11,893	12,726	14,139	18,493	23,126	29,309
Five years later	12,554	13,613	15,750	20,123	24,156	30,939
Six years later	13,034	14,865	16,628	20,726	24,910
Seven years later	13,888	15,702	17,210	21,187
Eight years later	14,600	16,254	17,493
Nine years later	15,003	16,388
Ten years later	15,097
Liability estimated as of:
One year later	19,909	19,689	20,810	23,490	26,601	31,339
Two years later	17,478	18,506	19,539	22,084	26,924	32,392
Three years later	16,625	17,484	17,745	22,522	26,681	32,763
Four years later	15,826	16,167	18,050	22,047	26,507	33,228
Five years later	14,762	16,200	17,751	21,817	26,458	34,312
Six years later	14,955	16,604	17,934	22,014	26,952
Seven years later	15,329	16,791	18,153	22,169
Eight years later	15,523	16,919	18,210
Nine years later	15,560	16,987
Ten years later	15,663

Cumulative total redundancy (deficiency), net	$6,902	$6,656	$5,881	$3,465	$246	$(2,087)

Gross liability — end of year	30,948	29,471	28,766	31,059	31,348	37,261
Reinsurance recoverable — end of year	8,383	5,828	4,676	5,425	4,150	5,036

Net liability — end of year	$22,565	$23,643	$24,090	$25,634	$27,198	$32,225

Gross re-estimated liability — latest	20,939	21,800	22,482	27,057	31,974	40,536
Re-estimated reinsurance recoverable — latest	5,276	4,813	4,272	4,888	5,022	6,224

Net re-estimated liability — latest	$15,663	$16,987	$18,210	$22,169	$26,952	$34,312

Cumulative total redundancy (deficiency), gross	$10,009	$7,671	$6,284	$4,002	$(626)	$(3,275)

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(In thousands)

Liability for unpaid losses and LAE net of	$32,965	$132,935	$164,522	$192,017	$217,962
reinsurance recoverable
Cumulative amount of liability paid through:
One year later	14,580	32,826	41,102	44,752	—
Two years later	23,011	62,178	73,491
Three years later	29,177	87,618
Four years later	33,369
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Ten years later
Liability estimated as of:
One year later	32,427	141,357	172,693	198,148	—
Two years later	35,323	151,741	182,603
Three years later	37,330	164,537
Four years later	38,333
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Ten years later

Cumulative total redundancy (deficiency), net	$(5,368)	$(31,602)	$(18,081)	$(6,131)	$—

Gross liability — end of year	36,028	211,679	250,455	274,399	304,000
Reinsurance recoverable — end of year	3,063	78,744	85,933	82,382	86,038

Net liability — end of year	$32,965	$132,935	$164,522	$192,017	$217,962

Gross re-estimated liability — latest	45,024	253,431	270,431	281,172
Re-estimated reinsurance recoverable — latest	6,691	88,894	87,828	83,024

Net re-estimated liability — latest	$38,333	$164,537	$182,603	$198,148

Cumulative total redundancy (deficiency), gross	$(8,996)	$(41,752)	$(19,976)	$(6,773)

Changes in Reinsurance

In each of the years ended December 31, 2008, 2007 and 2006, reinsurance retentions were increased. An increase in retention means that the Company retains responsibility for losses and loss adjustment expenses to a higher initial threshold before which reinsurance attaches and becomes responsible for the amount of a claim exceeding the threshold, subject to the terms of the reinsurance agreement. The impact of such an increase in retention is generally to cause the net liability for losses and loss adjustment expenses to increase, since fewer losses are ceded to reinsurers, although the direct liability for losses and loss adjustment expenses will be unchanged by a change in retention. This increase in retention will result in a decline over time in the amount of the difference between the Net Liability and Gross Liability totals in the ten-year chart above.

For further information about the Company’s reinsurance program and retentions, please see the “Reinsurance” heading in this ITEM 1. “Business” section.

Prior Year Development

As a result of changes in estimates for losses on insured events occurring in prior years, the liability for losses and loss adjustment expenses increased by $6.1 million, $8.2 million and $8.4 million in 2008, 2007 and 2006, respectively.

The following table presents, by line of business, the change in the liability for unpaid losses and loss adjustment expenses incurred in the years ended December 31, 2008, 2007 and 2006, for insured events of prior years.

Prior year favorable (unfavorable) development, by line of business, reported in:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Commercial multi-peril	$(9,220)	$(5,911)	$(9,618)
Commercial automobile	3,041	2,504	1,968
Other liability	869	(4,388)	292
Workers’ compensation	413	787	(525)
Homeowners	(1,093)	(1,220)	55
Personal automobile	(98)	(101)	(571)
Other lines	(43)	158	(23)

Net unfavorable prior year development	$(6,131)	$(8,171)	$(8,422)

We evaluate our estimated ultimate liability by line of business on a quarterly basis. The establishment of loss and loss adjustment expense reserves is an inherently uncertain process, and reserve uncertainty stems from a variety of sources. Court decisions, regulatory changes and economic conditions, among other factors, can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Similarly, actual experience, including the number of claims and the severity of claims, to the extent it varies from data previously used or projected, will be used to update the projected ultimate liability for losses, by accident year and line of business. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such changes are made. A discussion of factors contributing to an (increase) decrease in the liability for unpaid losses and loss adjustment expenses (as shown in the chart immediately above) for the Group’s major lines, representing 92% of net loss and loss adjustment reserves at December 31, 2008, follows:

Commercial multi-peril

With $163.0 million, $140.0 million, and $120.1 million of recorded reserves, net of reinsurance, at December 31, 2008, 2007 and 2006, respectively, commercial multi-peril is the line of business that carries the largest net loss and loss adjustment expense reserves, representing 75%, 73%, and 73%, respectively, of the Group’s total carried net loss and loss adjustment expense reserves at December 31, 2008, 2007, and 2006.

The commercial multi-peril line of business experienced adverse prior year development of $9.2 million in 2008, $5.9 million in 2007 and $9.6 million in 2006. The majority of this development relates to the west coast contractor liability book of business. Contractor liability claims, particularly construction defect claims, are long-tailed in nature and develop over a period of ten to twelve years.

The adverse development in 2008 and 2007 was driven by higher than expected reported construction defect claim activity, particularly on the 1998 through 2002 accident years. The adverse development in 2006 was driven by increases in case reserve estimates on claims reported prior to 2006. The adverse development in 2008, 2007 and 2006 includes ($0.4) million, $0.7 million and $2.8 million, respectively, in reserve (decreases) increases related to accident years 1997 and prior which are pre-Montrose claims (see discussion of Montrose under the heading of Description of Ultimate Loss Estimation Methods in the Critical Accounting Policies section of ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations).

The adverse development in 2008, 2007 and 2006 also includes $1.9 million, $0.5 million and $1.1 million, respectively, in post-commutation reserve increases for losses formerly subject to reinsurance treaties.

In 2008 there was $3.5 million in favorable development on accident years 2003 through 2005, due to lower than expected loss emergence. In 2007 and 2006 there was no development on the 2003 through 2005 accident years. The favorable development was driven by a decrease in claim frequency for accident years 2003 through 2005 which reflects the impact of both rate increases and changes in underwriting.

The variances from previous expectations in the loss activity described above were taken into account in evaluating the ultimate liability for losses and loss adjustment expenses.

Commercial automobile

With $21.6 million, $16.6 million, and $13.4 million of recorded reserves, net of reinsurance, at December 31, 2008, 2007, and 2006, respectively, commercial automobile is the Group’s second largest reserved line of business, representing 10%, 9%, and 8%, respectively, of the Group’s total carried net loss and loss adjustment expense reserves at December 31, 2008, 2007 and 2006.

The commercial automobile line of business experienced favorable prior year development of $3.0 million in 2008, $2.5 million in 2007 and $2.0 million in 2006.

The favorable development on the commercial automobile line of business reflects a reduction in claims frequency for the recent accident years and a lower than expected emergence of losses, particularly on the Group’s heavy truck programs like Ready Mix and Aggregate Haulers.

The variances from previous expectations in the loss activity described above were taken into account in evaluating the ultimate liability for losses and loss adjustment expenses.

Other liability

With $8.9 million, $12.4 million, and $9.3 million of recorded reserves, net of reinsurance, at December 31, 2008, 2007, and 2006, respectively, other liability is the Group’s third largest reserved line of business, representing 4%, 6%, and 6%, respectively, of the Group’s total carried net loss and loss adjustment expense reserves at December 31, 2008, 2007 and 2006.

The other liability line of business experienced favorable prior year development of $0.9 million in 2008, adverse development of $4.4 million in 2007, and favorable development of $0.3 million in 2006.

The adverse development on the other liability line of business in 2007 was primarily the result of an increase in litigation activity resulting in larger than expected settlements and increased litigation expense.

The variances from previous expectations in the loss activity described above were taken into account in evaluating the ultimate liability for losses and loss adjustment expenses.

Workers compensation

With $7.6 million, $7.6 million, and $7.3 million of recorded reserves, net of reinsurance, at December 31, 2008, 2007, and 2006, respectively, workers compensation represents 3%, 4%, and 4%, respectively, of the Group’s total carried net loss and loss adjustment expense reserves at December 31, 2008, 2007 and 2006. A portion of this business is assumed from the National Involuntary Pool managed by the National Council on Compensation Insurance (NCCI).

Workers compensation reserves developed favorably in 2008 by $0.4 million, and in 2007 by $0.8 million, and developed adversely in 2006 by $0.5 million. The adverse development in 2006 occurred predominantly on business assumed from the National Involuntary Pool managed by the National Council on Compensation Insurance (NCCI).

The actuarial data reported to us by the NCCI is very volatile with significant upward and downward swings.

Workers compensation losses are impacted heavily by medical cost increases which have been significant recently.

The variances from previous expectations in the loss activity described above were taken into account in evaluating the ultimate liability for losses and loss adjustment expenses.

All Other lines

The remaining lines of business, which collectively contributed approximately $1.2 million, $1.2 million, and $0.5 million of adverse development for the years ended December 31, 2008, 2007, and 2006, respectively, do not individually reflect any significant trends related to prior year development.

Reconciliation Table for Loss and Loss Adjustment Expenses

The following table provides a reconciliation of beginning and ending consolidated loss and LAE reserve balances of the Group for the years ended December 31, 2008, 2007 and 2006, prepared in accordance with U.S. generally accepted accounting principles.

RECONCILIATION OF RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

	2008	2007	2006
	(In thousands)

Reserves for losses and loss adjustment expenses at the beginning of period	$274,399	$250,455	$211,679
Less: Reinsurance recoverable on unpaid losses and loss expenses	(82,382)	(85,933)	(78,744)

Net reserves for losses and loss adjustment expenses at beginning of period	192,017	164,522	132,935
Add: Provision for losses and loss adjustment expenses for claims occurring in:
Current year	89,088	83,015	79,275
Prior years	6,131	8,171	8,422

Total incurred	95,219	91,186	87,697

Less: Loss and loss adjustment expense payments for claims occurring in:
Current year	24,521	22,589	23,284
Prior years	44,753	41,102	32,826

Total paid	69,274	63,691	56,110

Net balance, December 31	217,962	192,017	164,522
Plus reinsurance recoverable on unpaid losses and loss expenses at end of period	86,038	82,382	85,933

Reserves for losses and loss adjustment expenses at end of period	$304,000	$274,399	$250,455

Potential Impact on Reserves due to Changes in Key Assumptions

The following table presents, by line of business, the (increase) decrease in the liability for unpaid losses and loss adjustment expenses attributable to insured events of prior years incurred in the year ended December 31, 2008. Amounts shown in the 2005 column of the table include both 2005 and prior to 2005 accident year development for FPIC, which was acquired on October 1, 2005, and accounted for as a purchase business combination.

Prior Year Development in 2008:

		Loss Events of Indicated Prior Years
					2004
	Total	2007	2006	2005	and Prior
	(In thousands)

Commercial multi-peril	$(9,220)	$1,146	$(641)	$(9,388)	$(337)
Commercial automobile	3,041	1,234	1,645	280	(118)
Other liability	869	1,619	988	(1,727)	(11)
Workers’ compensation	413	45	320	(48)	96
Homeowners	(1,093)	(9)	(189)	(560)	(335)
Personal automobile	(98)	133	109	(50)	(290)
Other lines	(43)	(392)	649	(306)	6

Net 2008 (unfavorable) favorable prior year development	$(6,131)	$3,776	$2,881	$(11,799)	$(989)

The Company has concluded that in its judgment the range of reasonable estimates of loss and loss expense reserves, on a net basis, is likely to range from 169.2 million to 227.9 million as of December 31, 2008. Similarly, the Company concluded that in its judgment the range of reasonable estimates of loss and loss expense reserves, on a net basis, ranged from $153.5 million to $200.3 million as of December 31, 2007. The Group’s net loss and loss adjustment expense reserves are carried at $218.0 million as of December 31, 2008, and $192.0 million as of December 31, 2007, toward the upper ends of the ranges for the respective years. We have not performed stochastic modeling of the reserves; however, management believes that it is probable that the final outcome will fall within the range specified above.

The table below summarizes the impact on net loss and loss adjustment expense reserves and stockholders’ equity of variances from the selected carried reserves to either extreme of the management-selected range of estimates of loss and loss adjustment expense reserves, net of reinsurance, based on reasonably likely changes in the variables considered in establishing loss and loss adjustment expense reserves. The range of reasonably likely changes was established based on a review of changes in accident year development by line of business and applied to loss reserves as a whole. The asymmetry of the range of estimates reflects the general shape of the probability distribution for liability loss reserves (i.e., it is typical to have smaller redundancies more often than larger deficiencies) and the fact that the consequences of deficiencies are more severe. The selected range of changes does not indicate what could be the potential best or worst case or likely scenarios:

	Adjusted Loss and	Percentage	Adjusted Loss and	Percentage
	Loss Adjustment	Change in	Loss Adjustment	Change in
	Reserves Net of	Stockholders	Reserves Net of	Stockholders
Range of Loss and Loss	Reinsurance as of	Equity as of	Reinsurance as of	Equity as of
Adjustment Reserves Net of	December 31,	December 31,	December 31,	December 31,
Reinsurance	2008	2008(1)	2007	2007(1)
	(Dollars in thousands)

Reserve range low end	$169,228	23.4%	$153,500	19.1%
Selected reserves	$217,962	—	$192,017	—
Reserve range high end	$227,942	(4.8)	$200,300	(4.1)%

(1)	Net of tax

The following paragraphs discuss considerations taken into account for the Company’s major lines of business in selecting reserves for losses and loss adjustment expenses (note that in the discussions below reserves relating to

FPIC are discussed in the context of their actual accident years, notwithstanding that they are shown in the ten-year development chart and prior development charts above as attributable under purchase accounting to 2005, the year of FPIC’s acquisition by the Group).

Commercial multi-peril

The Company’s selection of an estimate towards the upper end of the range is related primarily to its commercial multiple peril liability book, and is due to a number of factors, including the fact that historically generally accepted actuarial projection techniques have proved somewhat inadequate in estimating loss reserves for CMP liability (more specifically, in the Company’s case, contractors’ liability). Trends in legal, economic, and social factors have caused development patterns for CMP liability to become more protracted; that is, claims, especially construction defect claims, are being reported much longer after the occurrence of the event giving rise to the claim. This effect causes the use of historical development patterns to understate loss reserves for more recent accident year periods. It also makes the investigation and defense of the claim more difficult and costly. We have therefore applied alternative techniques in our analysis (and segregated contractors’ policies from all other policies in the analysis) and have judgmentally selected our best estimate of the loss reserves to reflect our expectation that such trends will continue.

Commercial automobile

The loss and loss adjustment expense reserves for commercial automobile liability have experienced favorable trends in the last few years. Prior to 1998, the development of reported losses was effectively complete (claims were reported and case reserves were at or near ultimate values) by about four years after the beginning of an accident year. For accident years 1998 through 2001, the development pattern extended as long as seven years. Since accident year 2003, however, the development pattern has shortened to about five years. At the same time, claims frequencies have decreased. Reliance on historical emergence patterns have produced redundancies in the loss and loss adjustment expense reserves in recent accident years.

Other liability

Reserves for other liability developed adversely in 2007 for accident years 2003 through 2006. This adverse development was due to the increased litigation activity in this line. This increase in litigation has resulted in higher settlements and higher legal expenses. We will continue to monitor the higher development trends we have observed since 2007 to determine if we will place greater emphasis on the more recent data.

Workers Compensation

The development in workers compensation reserves is almost entirely due to our experience on assumed business from the national involuntary pool, which has been volatile. We continuously review the trends in this experience and use our best judgment in estimating assumed reserves.

Sensitivity of key assumptions in reserve selection

Our process of establishing loss reserves for long-tailed classes of business takes into account a variety of key assumptions, including, but not limited to, the following:

•	the selection of loss development patterns;

•	the selection of Tail Factors;

•	the selection of Expected Ultimate Loss Ratios; and

•	for CMP liability, the Company’s biggest line of business, for the older policy years (1996 and prior), the number of remaining unreported claims and expected average cost of those claims.

The relative significance of any individual assumption depends upon several considerations, such as the line of business and the accident year. If the actual experience emerges differently than the assumptions used in the process of establishing reserves, then it is possible that there will be changes in the reserve estimates (prior year development) that may be material to the results of operations in future periods. Set forth below is a discussion of the potential impact of using certain key assumptions that differ from those used in our latest reserve analysis. It is important to note that the following discussion considers each assumption individually without any consideration of the correlation (or the lack thereof) between lines of business and accident years or between assumptions, and therefore does not constitute an actuarial range. While the following discussion represents possible volatility due to variations in key assumptions identified by management, there is no assurance that future emergence of our loss experience will be consistent with either our current or alternative sets of assumptions. By the very nature of the insurance business, it is normal for loss development patterns to have a certain amount of variability.

As an illustration of the potential volatility, consider the impact of the use of the different assumptions described below in setting reserves for the Commercial multiple peril liability line, the Company’s biggest line of business and the one for which reserves have been the most volatile. CMP comprises about 75% of the Group’s net reserves; 98% of the reserves for CMP relate to liability; and about 80% of the CMP liability business is related to contractors.

•	For CMP liability, if we chose certain alternate sets of assumptions for loss development factors, factors which would still be considered reasonable, the net (of ceded reinsurance) reserve estimates at December 31, 2008, could decrease by $22.2 million, pre-tax, implying a redundancy (i.e., reserves should be lower), or increase by $24.2 million, pre-tax, implying a deficiency (i.e., reserves should be higher).

•	“Tail factors” refer to loss development factors for the oldest accident years, in this case accident years 1998 and prior. Using alternate assumptions for tail factors for CMP liability, factors which would still be considered reasonable, would create net reserve estimates at December 31, 2008, ranging from a redundancy of $8.7 million, pre-tax, to a deficiency of $9.4 million, pre-tax.

•	In selecting management’s best estimates of the loss reserves for the more recent accident years, we use methods that rely on expected ultimate loss ratios (the ratios of expected net ultimate losses and loss expenses to net earned premiums). Those ratios vary by accident year and class of business. For CMP liability, if we increased or decreased those expected ultimate loss ratios by 5 percentage points, then the net loss reserves at December 31, 2008, would increase by $10.4 million or decrease by $10.1 million, pre-tax, respectively.

•	For the very oldest accident years (1997 and prior), the years most affected by the California Montrose decision, we project the reserves for incurred but not reported claims judgmentally, by selecting the number of additional claims expected to be reported, the percentage of those claims expected to be closed with payment (more than half are determined to be without merit and closed without payment of losses), and an expected average cost (including loss adjustment expenses) per claim closed with payment. We have assumed that the twelve-year statute of limitations is valid and enforceable (as it has been in the past) and that therefore there will be no additional claims reported after December 31, 2008, for accident years 1997 and prior (related to policy years 1996 and prior), that will require the payment of losses. However, there are claims still pending from these older years and it is possible that claims previously closed without payment may reopen. Using alternative assumptions, the estimates of the net reserves at December 31, 2008, could increase or decrease by about $0.5 million.

Another example of potential variability is in the Other liability line, where losses have developed at a much higher rate since 2006. We continue to monitor this line in order to determine if the recent trends will continue or if the losses will develop closer to the historical trends. Relying only on development factors observed since 2006 could lead to significant redundancies. Conversely, it is possible that higher development factors may continue.

In light of the many uncertainties involved in the estimation of reserves, we monitor the reserves monthly, quarterly, and semi-annually, and perform a comprehensive review of our reserve estimates at least twice a year. These reviews could result in the identification of information and trends that would require us to increase or decrease some reserves for prior periods and could materially affect our results of operations, equity, business, financial strength and ratings. In 2008, we experienced adverse development of $6.1 million, comprised of adverse development of $9.2 million for commercial multiple peril, offset by a redundancy of $3.0 million for commercial automobile liability and relatively small amounts of redundancies and deficiencies for other lines of business.

Statutory and GAAP Loss and Loss Expense Reserves

There are no material differences between the Company’s loss and loss expense reserves under Statutory Accounting Principles and its loss reserves under U.S. Generally Accepted Accounting Principles at December 31, 2008, and 2007.

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

REINSURANCE

The table below summarizes for 2008, 2007 and 2006, the premiums and losses and loss adjustment expenses assumed and ceded under the Group’s reinsurance programs in place for those years:

	2008	2007	2006

Premiums written:
Direct	$165,377	$182,907	$185,745
Assumed	1,058	1,383	2,374
Ceded	(19,083)	(24,623)	(42,328)

Net premiums written	$147,352	$159,667	$145,791

Premiums earned:
Direct	$172,817	$176,395	$182,633
Assumed	1,233	1,801	2,539
Ceded	(21,473)	(31,521)	(47,499)

Net premiums earned	$152,577	$146,675	$137,673

Losses and loss expenses incurred
Direct	$110,150	$107,141	$115,995
Assumed	1,043	1,185	3,908
Ceded	(15,974)	(17,140)	(32,206)

Net losses and loss expenses incurred	$95,219	$91,186	$87,697

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

The amount and scope of reinsurance coverage we purchase each year is determined based on a number of factors. These factors include the evaluation of the risks accepted, consultations with reinsurance representatives and a review of market conditions, including the availability and pricing of reinsurance. Reinsurance arrangements are placed with non-affiliated reinsurers, and are generally renegotiated annually. The decrease in ceded premium in 2008 and 2007 relates primarily to the increases in underlying retentions in 2008, 2007, and 2006, and the related decrease in ceding rates.

The largest exposure retained in 2008, 2007, and 2006 on any one individual property risk was $850,000, $750,000, and $500,000, respectively. Individual property risks in excess of these amounts are covered on an excess of loss basis pursuant to various reinsurance treaties. All property lines of business, including commercial automobile physical damage, are reinsured under the same treaties.

Except for umbrella liability, individual casualty risks that are in excess of $850,000, $750,000, and $500,000, respectively, in 2008, 2007, and 2006 are covered on an excess of loss basis up to $1.0 million per occurrence. Casualty losses in excess of $1.0 million arising from workers’ compensation claims are reinsured up to $10.0 million per occurrence per insured. Umbrella liability losses (except for non-business owner policies issued by FPIC) are reinsured on a 75% quota share basis up to $1.0 million and a 100% quota share basis in excess of $1.0 million. FPIC’s umbrella program is 100% reinsured (except for business owner policies).

For the surety line of business, written exclusively by FPIC, the Group maintains an excess of loss contract under which it retains the first $500,000 and 10% of the next $4.0 million resulting in a maximum retention of $900,000 per principal.

Catastrophic reinsurance protects the ceding insurer from significant aggregate loss exposure. Catastrophic events include windstorms, hail, tornadoes, hurricanes, earthquakes, riots, blizzards, terrorist activities and freezing temperatures. We purchase layers of excess treaty reinsurance for catastrophic property losses. We reinsure 100% of losses per occurrence in excess of $5.0 million for 2008 and 2007, and $2.0 million for 2006 and, up to a maximum of $55.0 million for 2008 and 2007, and $32.0 million for 2006.

The Group also carries coverage on commercial lines of business for acts of terrorism of $10.0 million excess of $3.0 million in 2008 and 2007, and excess of $2.0 million for 2006. This coverage does not apply to nuclear, chemical or biological events.

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

Effective January 1, 2008, the Group renewed its reinsurance coverages with the following changes. The retention on any individual property or casualty risk was increased to $850,000 from $750,000. Pollution coverage written by FPIC is fully retained with a standard sub-limit of $150,000 (and up to $300,000 on an exception basis). Prior to 2008, FPIC reinsured 100% of its pollution coverage, which in 2007 represented $1.8 million of ceded written premium. The Group also purchased an additional $1.0 million of surety coverage (subject to a 10% retention) which results in an increased reinsurance coverage to $4.5 million from $3.5 million per principal and a maximum retention of $900,000 per principal as compared to the previous $800,000. The Group continued its primary treaties (i.e., treaties covering risk limits less than $1.0 million on casualty lines, less than $7.5 million on property lines and less than $10 million on workers’ compensation) with General Reinsurance Corporation, rated A++ (Superior) by A.M. Best, their highest rating.

In conjunction with the renewal of the reinsurance program for both 2008 and 2007, the prior year reinsurance treaties were terminated on a run-off basis, requiring that for policies in force as of December 31, 2007 and 2006, respectively, these reinsurance agreements continue to cover losses occurring on these policies in the future. Therefore, the Group will remit premiums to and collect reinsurance recoverables from the reinsurers on these prior year treaties as the underlying business runs off.

As of January 1, 2006, FPIC terminated its 2005 property quota share and casualty excess of loss reinsurance contracts on a cut-off basis and restructured its reinsurance program to the structure described above. The restructuring also included the assumption of ceded unearned premiums by FPIC from the 2005 property quota share and casualty excess of loss agreements. These assumed premiums were then ceded into the respective 2006 treaties, which due to the reduced ceding rates, resulted in a $5.6 million increase in net written and earned premiums for the year ending December 31, 2006.

During the third quarter of 2006, the Group commuted all reinsurance agreements with Alea North America Insurance Company (Alea). These reinsurance agreements included participation in the property quota share and casualty excess of loss treaties. As a result of the commutation the Group received a cash payment of $4.5 million, and recorded a pre-tax net loss on commutation of $160,000.

During the fourth quarter of 2008, the Group commuted all reinsurance agreements with St Paul Fire and Marine Insurance Company. These reinsurance agreements included participation in the property quota share and casualty excess of loss treaties. As a result of the commutation the Group received a cash payment of $2.5 million, and recorded a pre-tax net gain on commutation of $0.9 million.

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

The Group’s significant reinsurance treaties as of December 31, 2008 are summarized below:

Property Excess of Loss

The Property Excess of Loss program consists of three layers with coverage of $6,650,000 above an $850,000 retention. The first layer is $150,000 excess of $850,000 with a per occurrence limit of $450,000. The second layer is $4.0 million excess of $1.0 million with a per occurrence limit of $8.0 million. The third layer is $2.5 million excess of $5.0 million with a per occurrence limit of $2.5 million. The first and second layers have no annual aggregate limit or reinstatement premium. The third layer has a $5.0 million annual aggregate limit and a reinstatement premium based on the reinsurance premium multiplied by the percentage of reinstated limit. The Group purchases facultative coverage in excess of these limits. Effective January 1, 2009, this program was renewed with the Group increasing its retention to $1.0 million from $850,000 and thereby eliminating the first layer of coverage. There will be no change to coverage excess of $1.0 million for 2009.

Property Catastrophe Excess of Loss

The Property Catastrophe Excess of Loss program consists of three layers with coverage of $50.0 million above a $5.0 million retention. The first layer is $5.0 million excess of $5.0 million with a per occurrence limit of $5.0 million. The second layer is $10.0 million excess of $10.0 million with a per occurrence limit of $10.0 million. The third layer is $35.0 million excess of $20.0 million with a per occurrence limit of $35.0 million. There is an annual aggregate limit of $10.0 million on the first layer, $20.0 million on the second layer and $70.0 million on the third layer. There is a reinstatement premium on each layer based on 50% of the reinsurance premium multiplied by the percentage of reinstated limit. There will be no change to this program’s structure for 2009.

Casualty Excess of Loss

The Casualty Excess of Loss program consists of four layers with coverage of $9,150,000 above an $850,000 retention. The first layer is $150,000 excess of $850,000 with a per occurrence limit of $150,000. The second layer is $1.0 million excess of $1.0 million with a per occurrence limit of $1.0 million. The third layer is $3.0 million excess of $2.0 million with a per occurrence limit of $3.0 million. The fourth layer is only for the workers’ compensation line of business and is $5.0 million excess of $5.0 million with a per occurrence limit of $5.0 million. The first layer has no annual aggregate limit or reinstatement premium. The second, third and fourth layers have a $5.0 million, $6.0 million and $10.0 million annual aggregate limit and no reinstatement premium, respectively. Effective January 1, 2009, this program was renewed with the Group increasing its retention to $1.0 million from $850,000 and thereby eliminating the first layer of coverage. There will be no change to coverage excess of $1.0 million for 2009.

Umbrella Liability Quota Share

The Umbrella Liability Quota Share program consists of two treaties, one for MIC, MICNJ, and FIC, and one for FPIC. The East coast treaty reinsures losses on a 75% quota share basis up to $1.0 million and on a 100% quota share basis in excess of $1.0 million. The FPIC treaty reinsures losses on a 100% quota share basis with the exception of business owner policies, which are reinsured 75% up to $1.0 million and then on a 100% quota share basis in excess of $1.0 million. The East coast treaty provides for up to $10.0 million in limit, and the FPIC treaty provides for $5.0 million. The Group purchases facultative coverage in excess of these limits. For 2009 the FPIC treaty will be reinsuring all policies on a 75% quota share basis up to $1.0 million and on a 100% quota share basis in excess of $1.0 million.

Surety Excess of Loss

The Surety Excess of Loss program consists of four layers with coverage of $4.0 million above a $500,000 retention. The first layer is $1.5 million excess of $500,000 with a 10% retention and a per occurrence limit of $1,350,000. The second layer is $1.5 million excess of $2.0 million with a 10% retention and a per occurrence limit of $1,350,000. The third layer is $500,000 excess of $3.5 million with a 10% retention and a per occurrence limit of $450,000. The fourth layer is $500,000 excess of $4.0 million with a 10% retention and a per occurrence limit of $450,000. The first and second layers have a $2.7 million annual aggregate limit and a 25% and 50%, respectively, reinstatement premium. The third and fourth layers each have a $450,000 annual aggregate and no reinstatement premium. The Group’s maximum retention is $900,000 per principal. There will be no change to this program’s structure for 2009.

Terrorism

The Terrorism program consists of three treaties. The first treaty is $10.0 million above a $3.0 million retention for commercial lines of business. This coverage does not apply to nuclear, chemical or biological events. The annual aggregate limit is $10.0 million. The second treaty is the Property Terrorism Excess treaty with coverage of $6,650,000 above a $850,000 retention. This coverage does not apply to nuclear, chemical or biological events. The annual aggregate limit is $6,650,000. The third treaty is the Workers’ Compensation Terrorism treaty with coverage of $4,150,000 above a $850,000 retention. This coverage does not apply to nuclear, chemical or biological events. The annual aggregate limit is $4,150,000. Effective January 1, 2009, this program was renewed with the Group increasing its retention to $1.0 million from $850,000. There will be no change to coverage excess of $1.0 million for 2009.

Reinsurance Assumed

We generally do not assume risks from other insurance companies. However, we are required by statute to participate in certain residual market pools. This participation requires us to assume business for workers’

compensation and for property exposures that are not insured in the voluntary marketplace. We participate in these residual markets pro rata on a market share basis, and as of December 31, 2008, our participation is not material. For the years ended December 31, 2008, 2007 and 2006, our insurance companies assumed $1.1 million, $1.4 million and $2.4 million of written premiums, respectively.

Reinsurer Credit Risk

The insolvency or inability of any reinsurer to meet its obligations to us could have a material adverse effect on our results of operations or financial condition. As of December 31, 2008, the Group’s five largest reinsurers based on percentage of ceded premiums are set forth in the following table:

		Percentage
		of Ceded	A.M. Best
Name		Premiums	Rating

1.	General Reinsurance Corporation	37%	A++
2.	Berkley Insurance Company	34%	A+
3.	Munich Reinsurance America, Inc.	12%	A+
4.	Hartford Steam Boiler Inspection and Insurance Company	6%	A
5.	Montpelier Reinsurance	2%	A−

The following table sets forth the five largest amounts of loss and loss expenses recoverable from reinsurers on unpaid claims as of December 31, 2008.

		Loss and
		Loss Expenses
		Recoverable on	A.M. Best
Name		Unpaid Claims	Rating
		(In thousands)

1.	Berkley Insurance Company	$26,594	A+
2.	Partner Reinsurance Company of the U.S.	17,463	A+
3.	General Reinsurance Corporation	12,550	A++
4.	QBE Reinsurance Corporation	8,932	A
5.	Continental Casualty Company	6,194	A

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

An important component of our consolidated operating results has been the return on invested assets. Our investment objectives are to: (i) maximize current yield, (ii) maintain safety of capital through a balance of high quality, diversified investments that minimize risk, (iii) maintain adequate liquidity for our insurance operations, (iv) meet regulatory requirements, and (v) increase surplus through appreciation. However, in order to enhance the yield on our fixed income securities, our investments generally have a longer duration than the duration of our insurance liabilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the subsection entitled “Quantitative and Qualitative Information about Market Risk.”

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

The following table sets forth consolidated information concerning our investments.

	At December 31, 2008		At December 31, 2007		At December 31, 2006
	Cost(2)	Fair Value	Cost(2)	Fair Value	Cost(2)	Fair Value
	(In thousands)

Fixed income securities(1):
United States government and government agencies(3)	$84,747	$87,975	$83,016	$83,715	$75,683	$74,981
Obligations of states and political subdivisions	143,042	145,125	142,873	144,026	116,361	116,298
Industrial and miscellaneous	77,859	77,499	65,109	65,208	53,298	52,717
Mortgage-backed securities	25,427	23,488	30,980	31,289	29,427	29,458

Total fixed income securities	331,075	334,087	321,978	324,238	274,769	273,454
Equity securities	9,232	10,203	12,500	17,930	10,940	16,522
Short-term investments	—	—	—	—	7,692	7,692

Total	$340,307	$344,290	$334,478	$342,168	$293,401	$297,668

(1)	In our consolidated financial statements, investments are carried at fair value.

(2)	Original cost of equity and fixed income securities adjusted for other than temporary impairment writedowns and amortization of premium and accretion of discount.

(3)	Includes approximately $66,576, $56,142 and $48,840 (cost) and $68,696, $56,637 and $48,548 (estimated fair value) of mortgage-backed securities backed by the U.S. government and government agencies as of December 31, 2008, 2007 and 2006, respectively.

The following table shows our Industrial and miscellaneous fixed income securities and equity holdings by industry sector:

	December 31, 2008		December 31, 2007
	Cost(1)	Fair Value	Cost(1)	Fair Value
	(In thousands)

Industrial and miscellaneous:
Fixed income securities
Financial	$36,520	$36,065	$35,784	$35,603
Retail specialty	27,561	27,810	19,434	19,601
Energy	9,680	9,444	4,298	4,355
Pharmaceutical	2,249	2,320	2,747	2,792
Information Technology	1,849	1,860	2,846	2,857

Total	$77,859	$77,499	$65,109	$65,208

Equity securities
Financial	$2,329	$2,343	$4,364	$6,007
Retail specialty	4,117	4,565	4,083	6,037
Energy	746	1,135	953	1,620
Pharmaceutical	794	974	840	1,379
Information Technology	1,246	1,186	1,637	2,115
Transportation	—	—	623	772

Total	$9,232	$10,203	$12,500	$17,930

(1)	Original cost of equity securities; original cost of fixed income securities adjusted for amortization of premium and accretion of discount, as well as any impairment write-downs.

The table below contains consolidated information concerning the investment ratings of our fixed maturity investments at December 31, 2008.

	Amortized
Type/Ratings of Investment(1)(2)	Cost	Fair Value	Percentages(3)
	(Dollars in thousands)

U.S. government and agencies	$84,747	$87,975	26.3%
AAA	90,318	89,691	26.9%
AA	87,443	88,452	26.5%
A	59,691	59,112	17.7%
BBB	7,422	7,411	2.2%
BB and lower	1,454	1,446	0.4%

Total	$331,075	$334,087	100.0%

(1)	The ratings set forth in this table are based on the ratings assigned by Standard & Poor’s Corporation (S&P). If S&P’s ratings were unavailable, the equivalent ratings supplied by Moody’s Investors Services, Inc., Fitch Investors Service, Inc. or the NAIC were used where available.

(2)	The ratings shown above include, where applicable, credit enhancement by monoline bond insurers (see Item 7A for discussion of credit enhancement)

(3)	Represents the fair value of the classification as a percentage of the total fair value of the portfolio.

The table below sets forth the maturity profile of our consolidated fixed maturity investments as of December 31, 2008 (note that mortgage-backed securities in the below table include securities backed by the U.S. government and agencies):

	Amortized
Maturity	Cost(1)	Fair Value	Percentages(2)
	(Dollars in thousands)

1 year or less	$24,377	$24,452	7.3%
More than 1 year through 5 years	90,786	92,092	27.6%
More than 5 years through 10 years	93,830	95,860	28.7%
More than 10 years	30,079	29,499	8.8%
Mortgage-backed securities	92,003	92,184	27.6%

Total	$331,075	$334,087	100.0%

(1)	Fixed maturities are carried at fair value in our consolidated financial statements.

(2)	Represents the fair value of the classification as a percentage of the total fair value of the portfolio.

As of December 31, 2008, the average maturity of our fixed income investment portfolio (excluding mortgage-backed securities) was 5.0 years and the average duration was 3.5 years. Our fixed maturity investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, corporate bonds and mortgage-backed securities, most of which are exposed to changes in prevailing interest rates. We carry these investments as available for sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and board of directors and consultation with our portfolio advisor.

We continue to maintain a conservative, diversified investment portfolio, with fixed maturity investments representing 97% of invested assets. As of December 31, 2008, the fixed income portfolio consists of 99.6% investment grade securities, with the remaining 0.4% non-investment grade rated securities. The 0.4% includes three corporate securities held with a combined market value of $1.2 million, and one asset-backed security held with a market value of $0.2 million. The fixed income portfolio has an average rating of Aa2/AA and an average tax equivalent book yield of 5.40%.

Among its portfolio holdings, the Group’s only direct subprime exposure consists of asset-backed securities (ABS) within the home equity subsector. The ABS home equity subsector totaled $0.6 million (book value) on December 31, 2008, representing 4.1% of the ABS holdings, 0.7% of the total structured product holdings, and 0.2% of total fixed income portfolio holdings. The subprime related exposure consists of three individual securities, of which two are insured by a monoline insurere against default of principal and interest. However, since FGIC and AMBAC have been downgraded from their previous AAA status, the two insured securities are now rated according to the higher of the underlying collateral or the monoline rating. One bond is rated Baa1/A while the other is rated Baa3/BB. With regard to the remaining security without monoline insurance, it is rated Aa2/AA by Moody’s and S&P, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the subsection entitled “Quantitative and Qualitative Information about Market Risk.”

Our consolidated average cash and invested assets, net investment income and return on average cash and invested assets for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Year Ended December 31,
	2008	2007(1)	2006
	(Dollars in thousands)

Average cash and invested assets	$366,852	$332,580	$294,358
Net investment income(1)	13,936	13,053	10,070
Return on average cash and invested assets	3.8%	3.9%	3.4%

(1)	Net investment income for 2007 includes $720,000 non-recurring investment income from the retaliatory tax refund.

A.M. BEST RATING

A.M. Best rates insurance companies based on factors of concern to policyholders. All companies in the Group participate in the intercompany pooling agreement (see “Intercompany Agreements” above) and have been assigned a group rating of “A” (Excellent) by A.M. Best. The Group has been assigned that rating for the past 8 years. An “A” rating is the third highest of A.M. Best’s 16 possible rating categories.

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

Pricing in the property and casualty insurance industry historically has been and remains cyclical. During a soft market cycle, price competition becomes prevalent, which makes it difficult to write and retain properly priced personal and commercial lines business. In response to the current soft market, the marketplace is populated with some competitors who are significantly reducing their prices and/or offering coverage terms that are generous in relation to the premiums being charged. We believe that in some instances the prices and terms being offered, if matched by us, would not provide us with an adequate rate of return, if any.

Our policy is to maintain disciplined underwriting during soft markets, declining business which is inadequately priced for its level of risk. The market has become very highly competitive, with increasing competition being seen in virtually all classes of commercial and personal accounts. This affects our new business opportunities and creates more challenges for renewals, which can adversely impact premium revenue levels for the Group. We continue to focus on long-term profitability rather than short-term revenue. We also continue to work with our agents to target classes of business and accounts compatible with our underwriting appetite, which includes certain types of religious institutions risks, contracting risks, small business risks and property risks.

Many of our competitors offer internet-based quoting and/or policy issuance systems to their producers. In response to this improvement in marketplace technology, we have developed technology that will allow our agents to rate and bind transactions via an internet-based rating system for some products and lines of business. We launched this process in late 2008 in California and launched a similar process for New Jersey and Pennsylvania agents in January 2009. We intend on expanding the use of internet-based processing in 2009 and beyond.

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

REGULATION

General

Insurance companies are subject to supervision and regulation in the states in which they do business. State insurance authorities have broad administrative powers to administer statutes and regulations with respect to all aspects of our insurance business including:

•	approval of policy forms and premium rates;

•	standards of solvency, including establishing statutory and risk-based capital requirements for statutory surplus;

•	classifying assets as admissible for purposes of determining statutory surplus;

•	licensing of insurers and their producers;

•	advertising and marketing practices;

•	restrictions on the nature, quality and concentration of investments;

•	assessments by guaranty associations;

•	restrictions on the ability of our insurance company subsidiaries to pay dividends to us;

•	restrictions on transactions between our insurance company subsidiaries and their affiliates;

•	restrictions on the size of risks insurable under a single policy;

•	requiring deposits for the benefit of policyholders;

•	requiring certain methods of accounting;

•	periodic examinations of our operations and finances;

•	claims practices;

•	prescribing the form and content of records of financial condition required to be filed; and

•	requiring reserves for unearned premiums, losses and other purposes.

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

Financial Examinations

Financial examinations are conducted by the Pennsylvania Insurance Department, the California Department of Insurance, and the New Jersey Department of Banking and Insurance every three to five years. The Pennsylvania Insurance Department’s last completed examination of MIC was as of December 31, 2004. Their last completed examination of FIC was as of December 31, 2004. The New Jersey Department of Banking and Insurance’s last completed examination of MICNJ was as of December 31, 2004. The last examination of FPIC by the California Department of Insurance was as of December 31, 2003. These examinations did not result in any adjustments to the financial position of any of our insurance companies. In addition, there were no substantive qualitative matters indicated in the examination reports that had a material adverse impact on the operations of our insurance companies.

In 2008, the Pennsylvania Insurance Department began an examination which will be a coordinated examination with both the New Jersey Department of Banking and Insurance and the California Department of Insurance for MICNJ and FPIC, respectively. That examination was ongoing as of December 31, 2008.

NAIC Risk-Based Capital Requirements

In 1990, the NAIC began an accreditation program to ensure that states have adequate procedures in place for effective insurance regulation, especially with respect to financial solvency. The accreditation program requires that a state meet specific minimum standards in over five regulatory areas to be considered for accreditation. The accreditation program is an ongoing process and once accredited, a state must enact any new or modified standards approved by the NAIC within two years following adoption. As of December 31, 2008, Pennsylvania, New Jersey, and California, the states in which our insurance company subsidiaries are domiciled, were accredited.

Pennsylvania, New Jersey and California impose the NAIC’s risk-based capital requirements that require insurance companies to calculate and report information under a risk-based formula. These risk-based capital requirements attempt to measure statutory capital and surplus needs based on the risks in a company’s mix of products and investment portfolio. Under the formula, a company first determines its “authorized control level” risk-based capital ( “RBC”). This authorized control level takes into account (i) the risk with respect to the insurer’s assets; (ii) the risk of adverse insurance experience with respect to the insurer’s liabilities and obligations, (iii) the interest rate risk with respect to the insurer’s business; and (iv) all other business risks and such other relevant risks as are set forth in the RBC instructions. A company’s “total adjusted capital” is the sum of statutory capital and surplus and such other items as the risk-based capital instructions may provide. The formula is designed to allow state insurance regulators to identify weakly capitalized companies.

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

State insurance laws and regulations require us to participate in mandatory property-liability “shared market,” “pooling” or similar arrangements that provide certain types of insurance coverage to individuals or others who otherwise are unable to purchase coverage voluntarily provided by private insurers. Shared market mechanisms include assigned risk plans; fair access to insurance requirements or “FAIR” plans; and reinsurance facilities, such as the New Jersey Unsatisfied Claim and Judgment Fund. In addition, some states require insurers to participate in reinsurance pools for claims that exceed specified amounts. Our participation in these mandatory shared market or pooling mechanisms generally is related to the amounts of our direct writings for the type of coverage written by the specific arrangement in the applicable state. For the three years ended December 31, 2008, 2007 and 2006, we received earned premiums from these arrangements in the amounts of $1,233,000, $1,801,000, and $2,539,000, respectively, and incurred losses and loss adjustment expenses from these arrangements in the amounts of $1,043,000, $1,185,000, and $3,908,000, respectively. Because we do not have a significant amount of direct writings in the coverages written under these arrangements, we do not anticipate that these arrangements will have a material effect on us in the future.

However, we cannot predict the financial impact of our participation in any shared market or pooling mechanisms that may be implemented in the future by the states in which we do business.

Guaranty Fund Laws

All states have guaranty fund laws under which insurers doing business in the state can be assessed to fund policyholder liabilities of insolvent insurance companies. The states in which our insurance companies do business have such laws. Under these laws, an insurer is subject to assessment depending upon its market share in the state of a given line of business. For the years ended December 31, 2008, 2007 and 2006, we incurred approximately $98,000, $(180,000), and $105,000, respectively, in assessments pursuant to state insurance guaranty association laws. We establish reserves relating to insurance companies that are subject to insolvency proceedings when we are notified of assessments by the guaranty associations. We cannot predict the amount and timing of any future assessments on our insurance companies under these laws.

Terrorism Risk Insurance Act

The Terrorism Risk Insurance Act of 2002 (TRIA) established a program that provides a backstop for insurance-related losses resulting from any act of terrorism as defined. Under this law, coverage provided by an insurer for losses caused by certified acts of terrorism is partially reimbursed by the United States under a formula under which the government pays 85% (beginning in 2007) of covered terrorism losses, exceeding a prescribed deductible. Therefore, the act limits an insurer’s exposure to certified terrorist acts (as defined by the act) to the deductible formula. The deductible is based upon a percentage of direct earned premiums for commercial property and casualty policies. Coverage under the act must be offered to all property, casualty and surety insureds. On December 26, 2007, the President of the United States signed into law the Terrorism Risk Insurance Program Reauthorization Act of 2007 which extends TRIA through December 31, 2014. The law extends the temporary federal program that provides for a transparent system of shared public and private compensation for insured losses resulting from acts of terrorism.

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

All dividends from MIC to MIG require prior notice to the Pennsylvania Insurance Department. All “extraordinary” dividends require advance approval. A dividend is deemed “extraordinary” if, when aggregated with all other dividends paid within the preceding 12 months, the dividend exceeds the greater of (a) statutory net income (excluding realized capital gains) for the preceding calendar year or (b) 10% of statutory surplus as of the preceding December 31. As of December 31, 2008, the amount available for payment of dividends from MIC in 2009, without the prior approval, is approximately $5.7 million.

All dividends from FPIC to FPIG (wholly owned by MIG) require prior notice to the California Department of Insurance. All “extraordinary” dividends require advance approval. A dividend is deemed “extraordinary” if, when aggregated with all other dividends paid within the preceding 12 months, the dividend exceeds the greater of (a) statutory net income for the preceding calendar year or (b) 10% of statutory surplus as of the preceding December 31. As of December 31, 2008, the amount available for payment of dividends from FPIC in 2009, without the prior approval, is approximately $6.4 million.

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

EMPLOYEES

All of our employees are employed directly by BICUS, a wholly owned subsidiary of MIC. Our insurance companies do not have any employees. BICUS provides management services to all of our insurance companies. As of December 31, 2008, the total number of full-time equivalent employees of BICUS was 198. None of these employees are covered by a collective bargaining agreement, and BICUS believes that its employee relations are good.

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

Risks Relating to Our Business and Industry

General Economic Conditions

A disruption in world financial markets could adversely affect demand for the Group’s products, and credit risk associated with agents, customers, and reinsurers, as well as adversely affecting the Group’s investment portfolio value and investment income. Disrupted markets could also adversely affect the Group’s ability to raise additional capital if it needed to do so in the future.

A prolonged downturn in the construction segment of the economy would have a continued negative effect on the Group’s premium volume through fewer construction risks to insure and reduced premiums for those contractors that remain in business.

During the second half of 2008, there were significant disruptions to the financial and equity markets. This resulted from, in part, failures of financial institutions on an unprecedented scale, and caused a significant reduction in liquidity and trading flows in the credit markets in addition to a dramatic widening in credit spreads. Such impacts affected the valuations of both the fixed income and equity securities held by the Group. If the financial and equity markets continue their adverse performance, the Group’s business and stockholders’ equity could be adversely affected.

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

We cannot predict at this time whether and the extent to which industry sectors in which we maintain investments may suffer losses as a result of terrorism-related decreases in commercial and economic activity, or how any such decrease might impact the ability of companies within the affected industry sectors to pay interest or principal on their securities, or how the value of any underlying collateral might be affected.

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

We are subject to the application of U.S. generally accepted accounting principles (GAAP), which are periodically revised and/or expanded. As such, we are periodically required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. It is possible that future changes required to be adopted could change the current accounting treatment that we apply and such changes could result in a material adverse impact on our results of operations and financial condition.

Geographic

Due to the geographic concentration of our business (principally, Arizona, California, Nevada, New Jersey, Oregon and Pennsylvania, and a limited amount in New York) catastrophe and natural peril losses may have a greater adverse effect on us than they would on a more geographically diverse property and casualty insurer.

We could be significantly affected by legislative, judicial, economic, regulatory, demographic and other events and conditions in these states. In addition, we have significant exposure to property losses caused by severe weather that affects any of these states. Those losses could adversely affect our results.

Additionally, a significant portion of our direct premium writings are written in the construction contractor markets, primarily in California. A significant downturn in the United States or California construction industry could adversely affect our direct written premiums.

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

We believe that our current marketplace is experiencing significant pressure to reduce prices and/or increase coverage that is generous in relation to the premium being charged. This pricing pressure could result in fewer new business opportunities for us and possibly fewer renewals retained, which could lead to reduced direct written premium levels.

Many of our competitors offer internet-based quoting and/or policy issuance systems to their agents. Our ability to compete with marketplace technology advances could adversely affect our ability to write business and service accounts with the agency force, and could adversely impact its results of operations and financial condition.

A new form of competition may enter the marketplace as reinsurers attempt to diversify their insurance risk by writing business in the primary marketplace. We also face competition, primarily in the commercial insurance market, from entities that may desire to self-insure their own risks. The Group’s ability to compete with reinsurers and self-insurers could adversely impact our results of operations and financial condition.

Rating

A reduction in our A.M. Best rating could affect our ability to write new business or renew our existing business. Ratings assigned by the A.M. Best Company, Inc. are an important factor influencing the competitive position of insurance companies. A.M. Best ratings represent an independent opinion of financial strength and ability to meet obligations to policyholders and are not directed toward the protection of investors. If our financial position deteriorates, we may not maintain our favorable financial strength rating from A.M. Best. A downgrade of our rating could severely limit or prevent us from writing desirable business or from renewing our existing business.

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

Dividends

Our subsidiaries may declare and pay dividends to MIG (the holding company) only if they are permitted to do so under the insurance regulations of their respective state of domicile. If our insurance subsidiaries are unable to pay adequate dividends to us through their respective holding companies, our ability to pay shareholder dividends would be affected. All of the states in which our subsidiaries are domiciled regulate the payment of dividends. States, including New Jersey, Pennsylvania, and California require that we give notice to the relevant state insurance commissioner prior to its subsidiaries making any dividends and distributions to the parent. During the notice period, the state insurance commissioner may disallow all or part of the proposed dividend upon determination that: (i) the insurer’s surplus is not reasonable in relation to its liabilities and adequate to its financial needs and those of the policyholders, or (ii) in the case of New Jersey, the insurer is otherwise in a hazardous financial condition. In addition, insurance regulators may block dividends or other paments to affiliates that would otherwise be permitted without prior approval upon determination that, because of the financial condition of the insurance subsidiary or otherwise, payment of a dividend or any other payment to an affiliate would be detrimental to an insurance subsidiary’s policyholders or creditors.

We began paying a quarterly dividend in the second quarter of 2006. However, future cash dividends will depend upon our results of operations, financial condition, cash requirements and other factors, including the ability of our subsidiaries to make distributions to us, which ability is restricted in the manner previously discussed in this section. Also, there can be no assurance that we will continue to pay dividends even if the necessary financial conditions are met and if sufficient cash is available for distribution.

Technology

Our business is increasingly dependent on computer and internet-enabled technology. Our ability to anticipate or manage problems with technology associated with scalability, security, functionality or reliability could adversely affect its ability to write business and service accounts, and could adversely impact our results of operations and financial condition.

Acquisitions

We made an acquisition in 2005 and intend to grow our business in part through acquisitions in the future as part of its long term business strategy. These type of transactions involve significant challenges and risks that the acquisition will not advance our business strategy, that we won’t realize a satisfactory return on the investment we make, or that we may experience difficulty in the integration of new employees, business systems, and technology or diversion of management’s attention from our other businesses. These factors could adversely affect our operating results and financial condition.

Key Personnel

We could be adversely affected by the loss of our key personnel. The success of our business is dependent, to a large extent, on the efforts of certain key management personnel, and the loss of key personnel could prevent us from executing our business strategy and could significantly and negatively affect our financial condition and results of operations. As we continue to grow, we will need to recruit and retain additional qualified management personnel, and our ability to do so will depend upon a number of factors, such as our results of operations and prospects and the level of competition then prevailing in the market for qualified personnel. Recruiting key personnel can be a difficult challenge.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our main office and corporate headquarters is located at 10 North Highway 31, Pennington, New Jersey in a facility of approximately 25,000 square feet owned by MIC. We also own a tract of land adjacent to our main office property.

MIC also owns a 32,000 square foot office facility in Lock Haven, Pennsylvania. MIC sub-leases a portion of this facility.

FPIC leases approximately 25,000 square feet for the Group’s west coast operations in Rocklin, California. That lease expires on December 31, 2009, subject to extension. FPIC began construction on a new 41,000 square foot building on the 2.9 acres of land it owns adjacent to the leased building, to which the Rocklin operations will be moved. The cost of the project is expected to be $6.7 million, including improvements and building permits and fees. The land is carried at $1.3 million. FPIC also owns a townhouse, used for corporate purposes, in Rocklin, California carried at $0.4 million.

ITEM 3.	LEGAL PROCEEDINGS

Our insurance companies are parties to litigation in the normal course of business. Based upon information presently available to us, we do not consider any litigation to be material. Nonetheless, given the often large or indeterminate amounts sought in litigation, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time to time, have a material adverse effect on our financial position, consolidated results of operations, or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Group’s common stock trades on the NASDAQ National Market under the symbol “MIGP”. As of March 2, 2009, the Group had 293 certificated shareholders holding approximately .7 million shares, with the balance of the outstanding shares held in street name.

The payment of shareholder dividends is subject to the discretion of the MIG’s Board of Directors which considers, among other factors, the Group’s operating results, overall financial condition, capital requirements and general business conditions. MIG began paying quarterly dividends of $0.05 per common share in the second quarter of 2006. On April 16, 2008, MIG’s Board of Directors increased the quarterly dividend from $0.05 per share of common stock to $0.075 per share of common stock, effective with the payment of the June 27, 2008 dividend. The amount of dividends paid during 2008 and 2007 totaled $1.7 million and $1.3 million, respectively. The shareholder dividend was funded from the Group’s insurance companies, for which approval was sought and received (where necessary) from each of the insurance companies’ primary regulators. We currently expect that the present quarterly dividend of $0.075 per common share will continue through 2009.

The Group’s ability to receive dividends, loans or advances from its insurance subsidiaries is subject to the approval and/or review of the insurance regulators in the respective domiciliary states of the insurance subsidiaries. Such approval and review is made under the respective domiciliary states’ insurance holding company act, which generally requires that any transaction between currently related companies be fair and equitable to the insurance company and its policyholders. The Group does not believe that such restrictions reasonably limit the ability of the insurance subsidiaries to pay dividends to the Group now or in the foreseeable future.

Information regarding restrictions and limitations on the payment of cash dividends can be found in Item 1, “Business — Regulation” in the “Dividends” section.

The range of closing prices of the Group’s stock, traded on the NASDAQ National Market, during 2008 was between $10.91 and $17.94 per share. The range of closing prices during each of the quarters in 2008 and 2007 is shown below:

	4th Quarter		3rd Quarter		2nd Quarter		1st Quarter
	2008	2007	2008	2007	2008	2007	2008	2007

Share price range:
High	$17.01	$18.90	$17.68	$21.59	$17.85	$20.07	$17.94	$20.56
Low	$10.91	$17.40	$16.40	$17.38	$16.35	$17.94	$17.16	$17.70

Information relating to the Company’s stock repurchase program and activity in the most recent quarter is presented below:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	The Plans or
Period	Shares Purchased	per Share	Programs (Note 1)	Programs (Note 1)

October 1-31, 2008	54,300	$14.32	114,300	214,176
November 1-30, 2008	0	N/A	0	214,176
December 1-31, 2008	0	N/A	0	214,176
Total	54,300	$14.32	114,300	214,176

Note 1 — On April 16, 2008, the Group’s Board of Directors authorized the repurchase of up to 5% of outstanding common shares of the Group. The repurchased shares will be held as treasury shares available for issuance in connection with Mercer Insurance Group’s 2004 Stock Incentive Plan. In addition to the shares described above, the Group purchased 1,729 shares from employees in connection with the vesting of restricted stock in 2008. These repurchases were made to satisfy tax withholding obligations with respect to those employees and the vesting of their restricted stock. These tax-withholding shares were purchased at the current market value of the Group’s common stock on the date of purchase, and were not purchased as part of the publicly announced program.

Performance Graph

Set forth below is a line graph comparing the cumulative total shareholder return on the Group’s Common Stock to the cumulative total return of the Nasdaq Stock Market (U.S. Companies) and the Nasdaq Insurance Index for the period commencing December 31, 2003 and ended December 31, 2008.

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2003	2004	2005	2006	2007	2008
Mercer Insurance Group, Inc.	100	107	120	162	146	104
Nasdaq Companies Index	100	109	110	121	132	79
Nasdaq Insurance Index	100	120	131	147	146	129

The graph assumes $100 was invested on December 31, 2003, in the Group’s Common Stock and each of the indices, and that dividends were reinvested. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for MIG at and for each of the years in the five year period ended December 31, 2008. You should read this data in conjunction with the Group’s consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this report.

	Years Ended December 31,
	2008		2007		2006		2005		2004
	(Shares and dollars in thousands, except per share amounts)

Revenue Data:
Direct premiums written	$165,377		$182,907		$185,745		$92,240		$65,790
Net premiums written	147,352		159,667		145,791		75,266		59,504
Statement of Earnings Data:
Net premiums earned	152,577		146,675		137,673		74,760		55,784
Investment income, net of expenses	13,936		13,053		10,070		4,467		2,841
Net realized investment (losses)/gains	(7,072)		24		151		1,267		484
Total revenue	161,462		161,681		149,929		81,266		59,467
Net income(7)	8,234		14,235		10,635		7,020		3,264
Comprehensive income(1)(7)	5,832		16,316		10,599		4,685		3,972
Balance Sheet Data (End of Period):
Total assets	568,986		546,435		506,967		446,698		181,560
Total investments and cash	381,333		363,748		315,286		269,076		141,393
Stockholders’ equity	137,270		133,406		115,839		103,399		100,408
Ratios:
GAAP combined ratio(2)(7)	98.1%		95.8%		97.0%		94.9%		98.8%
Statutory combined ratio(3)(7)	98.5%		94.4%		95.2%		94.1%		95.4%
Statutory premiums to-surplus ratio(4)	1.17	x	1.30	x	1.27	x	1.15	x	0.96	x
Yield on average investments, before tax(5)	3.8%		3.9%		3.4%		2.2%		2.0%
Return on average equity	6.1%		11.4%		9.7%		6.9%		3.3%
Per-share data:
Net income:
Basic(7)	1.32		2.32		1.77		1.18		0.52
Diluted(7)	1.30		2.25		1.71		1.14		0.51
Dividends to stockholders	0.28		0.20		0.15		—		—
Stockholders’ equity	22.21		21.48		19.06		17.34		16.49
Weighted average shares:(6)
Basic	6,217		6,144		6,023		5,943		6,236
Diluted	6,344		6,325		6,222		6,160		6,354

(1)	Includes Net Income and the change in Unrealized Gains and Losses of the investment portfolio as well as a defined benefit pension adjustment.

(2)	The sum of losses, loss adjustment expenses, underwriting expenses and dividends to policyholders divided by net premiums earned. A combined ratio of less than 100% means a company is making an underwriting profit.

(3)	The sum of the ratio of underwriting expenses divided by net premiums written, and the ratio of losses, loss adjustment expenses, and dividends to policyholders divided by net premiums earned.

(4)	The ratio of net premiums written divided by ending statutory surplus

(5)	The ratio of investment income, net of expenses divided by average cash and investments

(6)	Unallocated ESOP shares at December 31 of each year are not reflected in weighted average shares.

(7)	The 2007 results include a non-recurring refund of state premium retaliatory taxes, plus interest, in the after-tax amounts of $2.8 million, or $0.44 per diluted share. See footnote 15 to the consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

MIG, through its property and casualty insurance subsidiaries, provides a wide array of property and casualty insurance products designed to meet the insurance needs of individuals in New Jersey and Pennsylvania, and small and medium-sized businesses throughout Arizona, California, Nevada, New Jersey, Oregon and Pennsylvania. The Group also writes a limited amount of business in New York which supports accounts in adjacent states.

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

The Group’s net income is primarily determined by five elements:

•	net premium earned;

•	underwriting cost, including agent commissions;

•	investment income;

•	general and administrative expenses;

•	amounts paid or reserved to settle insured claims.

Variations in premium earned are subject to a number of factors, including:

•	limitations on rates arising from competitive market place conditions or regulation;

•	general economic conditions and economic conditions in sectors in which the group offers insurance products, such as the construction industry;

•	limitation on available business arising from a need to maintain the pricing and quality of underwritten risks;

•	the Group’s ability to maintain it’s A (“Excellent”) rating by A.M. Best;

•	the ability of the Group to maintain a reputation for efficiency and fairness in claims administration;

•	the availability, cost and terms of reinsurance.

Variations on investment income are subject to a number of factors, including:

•	general interest rate levels;

•	specific adverse events affecting the issuers of debt obligations held by the Group;

•	changes in prices of debt and equity securities generally and those held by the Group specifically.

Loss and loss adjustment expenses are affected by a number of factors, including:

•	the quality of the risks underwritten by the Group;

•	the nature and severity of catastrophic losses;

•	weather-related patterns in areas where we insured property risks;

•	the availability, cost and terms of reinsurance and the financial condition of our reinsurers;

•	underlying settlement costs, including medical and legal costs.

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

Liabilities for Loss and Loss Adjustment Expenses

Unpaid losses and loss adjustment expenses, also referred to as loss reserves, are the largest liability of our property and casualty subsidiaries. Our loss reserves include case reserve estimates for claims that have been reported and bulk reserve estimates for (a) the expected aggregate differences between the case reserve estimates and the ultimate cost of reported claims and (b) claims that have been incurred but not reported as of the balance sheet date, less estimates of the anticipated salvage and subrogation recoveries. Each of these categories also includes estimates of the loss adjustment expenses associated with processing and settling all reported and unreported claims. Estimates are based upon past loss experience modified for current and expected trends as well as prevailing economic, legal and social conditions.

The amount of loss and loss adjustment expense reserves for reported claims is based primarily upon a case-by-case evaluation of the type of risk involved, specific knowledge of the circumstances surrounding each claim, and the insurance policy provisions relating to the type of loss. The amounts of loss reserves for unreported losses and loss adjustment expenses are determined using historical information by line of business, adjusted to current conditions. Inflation is ordinarily provided for implicitly in the reserving function through analysis of costs, trends, and reviews of historical reserving results over multiple years. Our loss reserves are not discounted to present value.

Reserves are closely monitored and recomputed periodically using the most recent information on reported claims and a variety of projection techniques. Specifically, on at least a quarterly basis, we review, by line of business, existing reserves, new claims, changes to existing case reserves, and paid losses with respect to the current and prior accident years. We use historical paid and incurred losses and accident year data to derive expected ultimate loss and loss adjustment expense ratios (to earned premiums) by line of business. We then apply these expected loss and loss adjustment expense ratios to earned premiums to derive a reserve level for each line of business. In connection with the determination of the reserves, we also consider other specific factors such as recent weather-related losses, trends in historical paid losses, economic conditions, and legal and judicial trends with respect to theories of liability. Any changes in estimates are reflected in operating results in the period in which the estimates are changed.

We perform a comprehensive annual review of loss reserves for each of the lines of business we write in connection with the determination of the year end carried reserves. The review process takes into consideration the variety of trends and other factors that impact the ultimate settlement of claims in each particular class of business. A similar review is performed prior to the determination of the June 30 carried reserves. Prior to the determination of the March 31 and September 30 carried reserves, we review the emergence of paid and reported losses relative to expectations and make necessary adjustments to our carried reserves. There are also a number of analyses of claims experience and reserves undertaken by management on a monthly basis.

When a claim is reported to us, our claims personnel establish a “case reserve” for the estimated amount of the ultimate payment. This estimate reflects an informed judgment based upon general insurance reserving practices and the experience and knowledge of the estimator. The individual estimating the reserve considers the nature and value of the specific claim, the severity of injury or damage, and the policy provisions relating to the type of loss. Case reserves are adjusted by our claims staff as more information becomes available. It is our policy to periodically review and revise case reserves and to settle each claim as expeditiously as possible.

We maintain bulk and IBNR reserves (usually referred to as “IBNR reserves”) to provide for claims already incurred that have not yet been reported (and which often may not yet be known to the insured) and for future developments on reported claims. The IBNR reserve is determined by estimating our insurance companies’ ultimate net liability for both reported and incurred but not reported claims and then subtracting both the case reserves and payments made to date for reported claims; as such, the “IBNR reserves” represent the difference between the estimated ultimate cost of all claims that have occurred or will occur and the reported losses and loss adjustment expenses. Reported losses include cumulative paid losses and loss adjustment expenses plus aggregate case reserves. A relatively large proportion of our gross and net loss reserves, particularly for long tail liability classes, are reserves for IBNR losses. More than 74% and 75% of our aggregate loss reserves at December 31, 2008 and 2007, respectively, were bulk and IBNR reserves.

Some of our business relates to coverage for short-tail risks and, for these risks, the development of losses is comparatively rapid and historical paid losses and case reserves, adjusted for known variables, have been a reliable guide for purposes of reserving. “Tail” refers to the time period between the occurrence of a loss and the settlement of the claim. The longer the time span between the incidence of a loss and the settlement of the claim, the more the ultimate settlement amount can vary. Some of our business relates to long-tail risks, where claims are slower to emerge (often involving many years before the claim is reported) and the ultimate cost is more difficult to predict. For these lines of business, more sophisticated actuarial methods, such as the Bornhuetter-Ferguson loss development method, are employed to project an ultimate loss expectation, and then the related loss history must be regularly evaluated and loss expectations updated, with a likelihood of variability from the initial estimate of ultimate losses. A substantial portion of the business written by FPIC is this type of longer-tailed casualty business.

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

5. Ratios of cumulative average incurred loss per claim and cumulative average incurred loss per reported claim; and

6. Ratios of cumulative average paid loss per claim closed with payment and average case reserve per pending claim.

Description of Ultimate Loss Estimation Methods

The reported loss development method relies on the assumption that, at any given state of maturity, ultimate losses can be predicted by multiplying cumulative reported losses (paid losses plus case reserves) by a cumulative development factor. The validity of the results of this method depends on the stability of claim reporting and settlement rates, as well as the consistency of case reserve levels. Case reserves do not have to be adequately stated for this method to be effective; they only need to have a fairly consistent level of adequacy at comparable stages of maturity. Historical “age-to-age” loss development factors are calculated to measure the relative development of an accident year from one maturity point to the next. We then select appropriate age-to-age loss development factors based on these historical factors and use the selected factors to project the ultimate losses.

The paid loss development method is mechanically identical to the incurred loss development method described above with the exception that paid losses replace incurred losses. The paid method does not rely on case reserves or their adequacy in making projections.

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

In July of 1995, the California Supreme Court rendered its Opinion in Admiral Insurance Company vs. Montrose Chemical Corporation (the Montrose Decision). In that decision, the California Supreme Court ruled that in the case of a continuous and progressively deteriorating loss, such as pollution liability (or construction defect liability), an insurance company has a definitive duty to defend the policyholder until all uncertainty related to the severity and cause of the loss is extinguished.

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

FPIC evaluates commercial multi-peril liability reserves by segregating pre- and post-Montrose activity as well as segregating contractor versus non-contractor experience. An inception to date ground-up incurred loss database was created as the basis for this new analysis. The pre-Montrose activity is evaluated on a report year basis, which eliminates the accident year development distortions caused by the effects of the Montrose Decision. For policy years 1997 and later, the reserves are analyzed using the more traditional accident year analysis.

For the casualty lines (commercial multi-peril liability, other liability, personal auto liability, commercial auto liability, workers’ compensation) the paid loss development method yielded less than reliable results for the immature years, and we did not use the method in selecting ultimate losses and reserves. For these lines we primarily relied on the incurred Bornhuetter-Ferguson method for the most recent accident years and both of the incurred loss development methods for the remaining years.

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

Reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at December 31, 2008.

For further information relating to the determination of loss and loss adjustment expense reserves, please see the discussion under “Loss and Loss Adjustment Expense Reserves” contained in ITEM 1. “Business” of this Form 10-K.

Investments

Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in stockholders’ equity as a component of accumulated other comprehensive income and, accordingly, have no effect on net income. A decline in fair value of an investment below its cost that is deemed other than temporary is charged to earnings as a realized loss. We monitor our investment portfolio and review investments that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary. These evaluations involve judgment and consider the magnitude and reasons for a decline and the prospects for the fair value to recover in the near term. Adverse investment market conditions, poor operating performance, or other adversity encountered by companies whose stock or fixed maturity securities we own could result in impairment charges in the future. Our policy on impairment of value of investments is as follows: if a security has a market value below cost it is considered impaired. For any such security a review of the financial condition and prospects of the company will be performed by the Investment Committee to determine if the decline in market value is other than temporary. If it is determined that the decline in market value is “other than temporary”, the carrying value of the security will be written down to “realizable value” and the amount of the write down accounted for as a realized loss. “Realizable value” is defined for this purpose as the market price of the security. Write down to a value other than the market price requires objective evidence in support of that value.

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

In the years ended December 31, 2008, 2007 and 2006, we recorded a pre-tax charge to earnings of $6.2 million, $0.1 million and $0.1 million, respectively, for write-downs of other than temporarily impaired securities (OTTI).

During the second half of 2008, there were significant disruptions to the financial and equity markets. This resulted from, in part, failures of financial institutions on an unprecedented scale, and caused a significant reduction in liquidity and trading flows in the credit markets in addition to a dramatic widening in credit spreads. Such impacts affected the valuations of both the fixed income and equity securities we held. The loss of confidence and the so-called, “credit freeze” in the capital markets during 2008 led to several significant events, including the conservatorship of Fannie Mae and Freddie Mac, the bankruptcy filing of Lehman Brothers, and an agreement for Merrill Lynch to be acquired by Bank of America, among others.

Of the $6.2 million in 2008 OTTI write-downs, $3.9 million related to 11 fixed-income securities including the following:

•	$0.5 million relating to one residential mortgage-backed security. This charge resulted from increased delinquency and default rates.

•	$0.8 million relating to four asset-backed securities. These charges related to issuer-specific credit events that revolved around the performance of the underlying collateral, which had materially deteriorated. In general, these securities were experiencing increased conditional default rates and expected loss severities. Although some of these securities were insured or guaranteed by mono-line bond guarantors, downgrades have reduced our confidence in their ability to perform in the event of default. In addition, credit support for these securities has also begun to erode, thereby further increasing the potential for eventual loss.

•	$2.6 million relating to six corporate bonds. These charges were also due to issuer-specific events which lead to a deteriorated financial condition.

Of the $6.2 million in 2008 OTTI write-downs, $2.3 million related to 33 equity securities, including the following:

•	$1.4 million on 29 equity securities related to issuer-specific events which led to a deteriorated financial condition.

•	$0.9 million on four preferred stock securities, of which the largest write-off related to an issuer that has incurred large losses on mortgage guarantee insurance coverage on residential mortgage loans.

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

Many of the reinsurance treaties participated in by the Group prior to 2007, and primarily FPIC treaties, have included provisions that establish minimum and maximum cessions and allow limited participation in the profit of the ceded business. Generally, the Group shares on a limited basis in the profitability of our reinsurance treaties through contingent ceding commissions. The Group’s exposure in the loss experience is contractually defined at minimum and maximum levels. The terms of such contracts are fixed at inception. Since estimating the emergence of claims to the applicable reinsurance layers is subject to significant uncertainty, the net amounts that will ultimately be realized may vary significantly from the estimated amounts presented in the Group’s results of operations.

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

RESULTS OF OPERATIONS

Revenue and income by segment is as follows for the years ended December 31, 2008, 2007 and 2006. In 2007, the Group evaluated its methodology for allocating costs to its lines of business and adopted changes to such methodology in order to more accurately reflect the allocation of joint costs. This resulted in allocating less joint cost to the personal lines of business and more joint cost to the commercial lines of business, but with no net change in cost allocated to personal lines and commercial lines in the aggregate. Related 2006 amounts have been reclassified to reflect this change in allocation methodology:

	December 31
	2008	2007	2006
	(In thousands)

Revenues:
Net premiums earned:
Commercial lines	$132,425	$125,427	$115,461
Personal lines	20,152	21,248	22,212

Total net premiums earned	152,577	146,675	137,673

Net investment income	13,936	13,053	10,070
Realized investment (losses) / gains	(7,072)	24	151
Other	2,021	1,929	2,035

Total revenues	161,462	161,681	149,929

Income before income taxes:
Underwriting income (loss):
Commercial lines	4,246	5,964	4,246
Personal lines	(1,423)	234	(60)

Total underwriting income	2,823	6,198	4,186
Net investment income	13,936	13,053	10,070
Realized investment (losses) / gains	(7,072)	24	151
Other	703	714	677

Income before income taxes	$10,390	$19,989	$15,084

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

The availability of reinsurance at reasonable pricing is an important part of our business. Effective January 1, 2008, we increased our retention to $850,000 (from a maximum retention of $750,000 and $500,000 in 2007 and 2006, respectively) on the casualty, property and workers’ compensation lines of business. As we increase the net retention of the business we write, net premiums written and earned will increase and ceded losses will decrease. The impact of increased retentions under our reinsurance program in 2008 and 2007 was offset in part by a decline in direct written premiums due to the increasingly competitive marketplace and the contraction of the economy in our markets, particularly as it relates to new construction contractors we insure. As older reinsurance treaties run off, the impact described above of the new reinsurance program will become more evident in net premiums written and net premiums earned.

We write homeowners insurance only in New Jersey and Pennsylvania, and personal automobile insurance only in Pennsylvania. Personal lines insurance is not written in any other states in which we do business.

The key elements of our business model are the sales of properly priced and underwritten personal and commercial property and casualty insurance through independent agents and the investment of the premiums in a manner designed to assure that claims and expenses can be paid while providing a return on the capital employed. Loss trends and investment performance are critical factors in influencing the success of the business model. These factors are affected by the factors impacting the insurance industry in general and factors unique to us as described in the following discussion.

YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007

The components of income for 2008 and 2007, and the change and percentage change from year to year, are shown in the charts below. The accompanying narrative refers to the statistical information displayed in the chart immediately above the narrative.

2008 vs. 2007 Income	2008	2007	Change	% Change
	(Dollars in thousands)

Commercial lines underwriting income	$4,246	$5,964	$(1,718)	(28.8)%
Personal lines underwriting (loss) income	(1,423)	234	(1,657)	N/M
Total underwriting income	2,823	6,198	(3,375)	(54.5)%
Net investment income	13,936	13,053	883	6.8%
Net realized investment (losses)/gains	(7,072)	24	(7,096)	N/M
Other	2,021	1,929	92	4.8%
Interest expense	(1,318)	(1,215)	(103)	8.5%
Income before income taxes	10,390	19,989	(9,599)	(48.0)%
Income taxes	2,156	5,754	(3,598)	(62.5)%
Net Income	$8,234	$14,235	$(6,001)	(42.2)%
Loss/LAE ratio (GAAP)	62.4%	62.2%	0.2%
Underwriting expense ratio (GAAP)	35.7%	33.6%	2.1%
Combined ratio (GAAP)	98.1%	95.8%	2.3%
Loss/LAE ratio (Statutory)	62.4%	62.2%	0.2%
Underwriting expense ratio (Statutory)	36.1%	32.2%	3.9%
Combined ratio (Statutory)	98.5%	94.4%	4.1%

(N/M means “not meaningful”)

As previously disclosed in our SEC filings, we paid an aggregate of $3.5 million, including accrued interest, to the New Jersey Division of Taxation (the “Division”) in retaliatory premium tax for the years 1999-2004. In conjunction with making such payments, we filed notices of protest with the Division with respect to the retaliatory tax imposed. The payments were made in response to notices of deficiency issued by the Division of taxation.

We received $4.3 million in 2007 as a reimbursement of protested payments of retaliatory tax, including accrued interest thereon, previously made by us for the periods 1999-2004. The refund was recorded, after reduction for Federal income tax, in the amount of $2.8 million in the 2007 consolidated statement of earnings. The allocation of the refund to 2007 pre-tax earnings included an increase to net investment income of $720,000 for the interest received on the refund, and $3.6 million as a reduction to other expense to recognize the recovery of amounts previously charged to other expense. This is a non-recurring item which significantly affected the earnings for the year ended December 31, 2007, and related performance metrics such as the combined ratio.

Our GAAP combined ratio for 2008 was 98.1%, as compared to a combined ratio for the prior year of 95.8%. On a pro-forma basis, after removing the effect of the non-recurring retaliatory tax refund described above, the GAAP combined ratio for 2007 was 98.3%. The statutory combined ratio for 2008 and 2007 was 98.5% and 94.4%, respectively. See the discussion below relating to commercial and personal lines performance.

Net investment income increased $0.9 million or 6.8% to $13.9 million in 2008 as compared to $13.1 million in 2007. This increase was driven by an increase in average cash and invested assets. Net investment income for

2007 included $720,000 of interest income as a result of the non-recurring impact of the retaliatory tax refund. Average cash and invested assets totaled $367 million for 2008 as compared to $333 million for 2007, representing an increase of $34 million, driven by operating cash flow.

Net realized investment losses amounted to $7.1 million in 2008, which is primarily driven by other than temporary impairment write-downs on investment securities, a realized loss on the mark-to-market valuation on the interest rate swaps for the trust preferred securities, offset in part by realized gains on the sales of investments. Net realized investment gains amounted to $24,000 in 2007, which is primarily realized gains on the sales of investments, offset in part by other than temporary impairments on investment securities and a realized loss on the mark-to-market valuation on the interest rate swaps for the trust preferred securities. See the discussion of other than temporary impairments on investment securities in the “Critical Accounting Policies” section. Other revenue of $2.0 million and $1.9 million in 2008 and 2007, respectively, represents primarily service charges recorded on insurance premium payment plans. Interest expense of $1.3 million and $1.2 million in 2008 and 2007, respectively, represents interest charges on the trust preferred obligations of FPIG.

Charts and discussion relating to each of our segments (commercial lines underwriting, personal lines underwriting, and the investment segment) follow with further discussion below.

2008 vs. 2007 Revenue	2008	2007	Change	% Change
	(In thousands)

Direct premiums written	$165,377	$182,907	$(17,530)	(9.6)%
Net premiums written	147,352	159,667	(12,315)	(7.7)%
Net premiums earned	152,577	146,675	5,902	4.0%
Net investment income	13,936	13,053	883	6.8%
Net realized investment (losses)/gains	(7,072)	24	(7,096)	N/M
Other revenue	2,021	1,929	92	4.8%
Total revenue	$161,462	$161,681	$(219)	(0.1)%

(N/M means “not meaningful”)

Total revenues remained consistent at $161.5 million and $161.7 million in 2008 and 2007, respectively. Revenues were flat year-on-year due to the significant realized loss on OTTI write-downs in 2008, which offset the growth in net premiums earned and net investment income. Net premiums earned totaled $152.6 million in 2008 as compared to $146.7 million in 2007, representing a 4.0% or $5.9 million increase. Net premiums written decreased $12.3 million or 7.7% to $147.4 million in 2008 as compared to $159.7 million in 2007. Net premiums earned increased 4.0% despite the 7.7% decline in net premiums written. The decline in net premiums written is attributable to the 9.6% decline in direct premiums written, offset by the positive impact on net premiums written of the change in reinsurance structure (in 2007 retention increased to $750,000 from $250,000 and $350,000 in 2006 on FPIC’s casualty and property lines, respectively, and from $500,000 on MIC’s, MICNJ’s and FIC’s 2006 property, casualty and workers’ compensation lines, and in 2008 to $850,000 from $750,000). Direct premiums written and earned were negatively impacted by the reduction in audit premium recorded during 2008, which is earned immediately upon booking (see the discussion below for discussion of audit premium and changes in reinsurance arrangements).

Net investment income totaled $13.9 million in 2008, as compared to $13.1 million in 2007, representing a 6.8% or $0.9 million increase. Net investment income for 2007 was impacted by the $720,000 non-recurring impact of the retaliatory tax refund. Net realized investment losses amounted to $7.1 million in 2008 as compared to net realized investment gains of $24,000 in 2007. The net realized investment loss in 2008 is primarily driven by other than temporary impairments on investment securities, a realized loss on the mark-to-market valuation on the interest rate swaps for the trust preferred securities, offset in part by realized gains on the sales of investments. The net realized investment gain in 2007 is primarily driven by realized gains on the sales of investments, offset in part by other than temporary impairments on investment securities and a realized loss on the mark-to-market valuation on the interest rate swaps for the trust preferred securities. See the discussion of other than temporary impairments on investment securities in the “Critical Accounting Policies” section.

In 2008, direct premiums written declined $17.5 million or 9.6% to $165.4 million as compared to $182.9 million in 2007. The decline in direct premiums written is attributable to a more difficult economic environment and competitive market conditions. A decline in construction related activity and related audit premium in California, increased competition on large accounts, as well as the return of a number of competitors to the California contractor market and the East Coast habitational market contributed to this decline.

The decline in audit premium, as compared to the prior year, relates to a general decline in construction related activity and failing businesses in the construction industry, specifically in California, driven by a slowdown of the residential housing market. Approximately 50% of FPIC’s business (and approximately one-third of our business in total) is related to contractor liability.

Commercial multiple peril policies constitute a majority of the business written in FPIC’s contractor book of business. The premium on these policies is estimated at policy inception based on a prediction of the volume of the insured’s business operations during the policy period. In addition to endorsing the policy throughout the policy period based on known information, at policy expiration FPIC conducts an audit of the insured’s business operations in order to adjust the policy premium from an estimate to actual. Contractor liability policy premium tends to vary with local construction activity as well as changes in the nature of the contractor’s operations. The decline in construction related activity and failing businesses in the construction industry has impacted both the volume of premium for the contractor in-force book of business (and related exposures) and the related audit premium on expiring policies. Audits, primarily of construction related policies, generated return premium of $2.6 million in 2008, representing a decline of $5.7 million as compared to $3.1 million of additional premium that was generated in 2007.

The decline in year-to-date direct premiums written reflects a continuing competitive marketplace and declining levels of economic activity in our operating territories. The current market is highly competitive, with pricing and coverage competition being seen in virtually all classes of commercial accounts, package policies, commercial automobile policies and in the Pennsylvania personal auto market and Pennsylvania and New Jersey homeowners markets, all of which makes it more challenging to retain our accounts on renewal, or to renew a policy at the expiring premium. Competition also continues on large accounts, particularly in the East Coast habitational and California construction contracting programs, as competitors aggressively compete for these higher premium accounts. Pricing in the property and casualty insurance industry historically has been and remains cyclical. During a soft market cycle, such as the current market condition, price competition is prevalent, which makes it challenging to write and retain properly priced personal and commercial lines business. We continue to work with our agents to target classes of business and accounts compatible with our underwriting appetite, which includes certain types of religious institution risks, contracting risks, small business risks and property risks. Despite the pricing pressures of the marketplace, management maintains a strong focus on its policy of disciplined underwriting and pricing standards, declining business which it determines is inadequately priced for its level of risk. In spite of these competitive market conditions, ourGroup’s policy retention on renewal has been favorable across most product lines.

In the fourth quarter of 2008, a new Business Owners Policy for California risks was introduced. This product targets small to medium sized businesses, which have been shown to be somewhat less price sensitive than larger accounts. This product also helps to balance FPIC’s business between property and casualty exposures. Additionally, a new contracting product which specializes in covering artisan contractors is being developed for Arizona, California, Nevada and Oregon and is targeted for introduction in early 2009. Artisan contractors primarily provide repair and maintenance services, and this segment tends to experience less severe market fluctuations compared to the real estate construction industry.

Effective January 1, 2008, the Group increased its reinsurance retention to $850,000 (from a maximum retention of $750,000 in 2007) on the casualty, property and workers’ compensation lines of business. Pollution coverage written by FPIC is now fully retained with a standard sub-limit of $150,000 (and up to $300,000 on an exception basis). Prior to 2008, FPIC reinsured 100% of its pollution coverage, which in the twelve months ended December 31, 2007 represented $1.8 million of ceded written premium. We also purchased an additional $1.0 million of surety coverage (subject to a 10% retention), which resulted in an increased reinsurance coverage to $4.5 million from $3.5 million per principal and a maximum retention of $900,000 per principal as compared to the previous $800,000. The net effect of these changes in reinsurance arrangements increased net premiums written for 2008.

Growth in Net Investment Income is discussed below.

2008 vs. 2007 Investment Income and Realized Gains	2008	2007	Change	% Change
	(In thousands)

Fixed income securities	$14,871	$13,356	$1,515	11.3%
Dividends	351	319	32	10.0%
Cash, cash equivalents & other	473	1,442	(969)	(67.2)%
Gross investment income	15,695	15,117	578	3.8%
Investment expenses	1,759	2,064	(305)	(14.8)%
Net investment income	$13,936	$13,053	$883	6.8%
Net realized losses — fixed income securities	$(3,832)	$—	$(3,832)	N/M
Net realized (losses)/gains — equity securities	(1,740)	798	(2,538)	N/M
Mark-to-market valuation for interest rate swaps	(1,500)	(774)	(726)	N/M
Net realized (losses)/gains	$(7,072)	$24	$(7,096)	N/M

(N/M means “not meaningful”)

In 2008 net investment income increased $0.9 million, or 6.8%, to $13.9 million, as compared to $13.1 million in 2007. Net investment income in 2007 benefited from the $720,000 non-recurring impact of the retaliatory tax refund. The increase in net investment income in 2008 is the result of an increase in average cash and invested assets. Average cash and invested assets totaled $367 million for 2008 as compared to $333 million for 2007, representing an increase of $33 million. The increase in invested assets is driven primarily by operating cash flow, including the benefits of the 2008 and 2007 reinsurance agreement changes, which result in less premium being ceded to reinsurers.

In 2008 investment income on fixed income securities increased $1.5 million, or 11.3%, to $14.9 million, as compared to $13.4 million in 2007. This was driven by an increase in the average investments held in fixed income securities, offset by a decline in the yield on investments. Our tax equivalent yield (yield adjusted for tax-benefit received on tax-exempt securities) on fixed income securities declined to 5.06% in 2008, as compared to 5.22% in 2007.

Dividend income remained consistent at $351,000 in 2008 as compared to $319,000 in 2007. Interest income on cash and cash equivalents declined $1.0 million or 67.2% to $0.5 million in 2008, as compared to $1.4 million in 2007, primarily as a result of the $720,000 of non-recurring interest received on the retaliatory tax refund in 2007. Investment expenses declined $0.3 million or 14.8% to $1.8 million in 2008, from $2.1 million in 2007.

Net realized losses in 2008 were $7.1 million, as compared to net realized gains of $24,000 in 2007. In 2008 net realized losses of $7.1 million included write-downs of securities determined to be other than-temporarily impaired of $6.2 million, net gains on securities sales of $0.6 million, and a loss on the mark-to-market valuation on the interest rate swaps of $1.5 million. In 2007 net realized gains of $24,000 included net gains on securities sales of $0.9 million, a loss on the mark-to-market valuation on the interest rate swaps of $0.8 million, and write-downs of securities determined to be other than-temporarily impaired of $0.1 million. Securities determined to be other-than-temporarily impaired were written down to fair value at the time of the write-down. See the discussion of other than temporary impairments on investment securities in the Critical Accounting Policies section. We have three ongoing interest rate swap agreements to hedge against interest rate risk on our floating rate trust preferred securities. The estimated fair value of the interest rates swaps is obtained from the third-party financial institution counterparties. We mark the investments to market using these valuations and records the change in the economic value of the interest rate swaps as a realized gain or loss in the consolidated statement of earnings.

Fixed maturity investments represent 99.6% of invested assets, and as of December 31, 2008, the fixed income portfolio consists of 99.6% investment grade securities, with the remaining 0.4% non-investment grade rated securities. The 0.4% includes three corporate securities held with a combined market value of $1.2 million, and one asset-backed security held with a market value of $0.2 million. The fixed income portfolio has an average rating of Aa2/AA, an average effective maturity of 5.0 years, an average duration of 3.5 years with an average tax equivalent book yield of 5.06%.

Among our portfolio holdings, the only subprime exposure consists of asset-backed securities (ABS) within the home equity subsector. The ABS home equity subsector totaled $0.6 million (book value) on December 31, 2008, representing 4.1% of the ABS holdings, 0.7% of the total structured product holdings, and 0.2% of total fixed income portfolio holdings. The subprime related exposure consists of three individual securities, of which two are insured by a monoline insurer against default of principal and interest. However, since FGIC and AMBAC have been downgraded from their previous AAA status, the two insured securities are now rated according to the higher of the underlying collateral or the monoline rating. One bond is rated Baa1/A while the other is rated Baa3/BB. With regard to the remaining security without monoline insurance, it is rated Aa2/AA by Moody’s and S&P, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the subsection entitled “Quantitative and Qualitative Information about Market Risk.”

The estimated fair value and unrealized loss for securities in a temporary unrealized loss position as of December 31, 2008 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$2,460	$4	$951	$10	$3,411	$14
Obligations of states and political subdivisions	25,847	564	2,108	559	27,955	1,123
Corporate securities	39,226	1,528	2,535	236	41,761	1,764
Mortgage-backed securities	19,277	1,241	2,761	820	22,038	2,061

Total fixed maturities	86,810	3,337	8,355	1,625	95,165	4,962
Total equity securities	2,232	363	69	31	2,301	394

Total securities in a temporary unrealized loss position	$89,042	$3,700	$8,424	$1,656	$97,466	$5,356

Fixed maturity investments with unrealized losses for less than twelve months are primarily due to changes in the interest rate environment and anomalies in pricing in the current difficult market. At December 31, 2008 we had 11 fixed maturity securities with unrealized losses for more than twelve months. Of the 11 securities with unrealized losses for more than twelve months, all of them have fair values of no less than 72% of book value. We do not believe these declines are other than temporary due to the credit quality of the holdings. We currently have the ability and intent to hold these securities until recovery.

In the years ended December 31, 2008, 2007 and 2006, we recorded a pre-tax charge to earnings of $6.2 million, $0.1 million and $0.1 million, respectively, for write-downs of other than temporarily impaired securities. See the discussion of recent downgrades and other than temporary impairments on investment securities in the “Critical Accounting Policies” section.

There are 12 common stock securities that are in an unrealized loss position at December 31, 2008. All of these securities have been in an unrealized loss position for less than 6 months. There are 4 preferred stock securities that are in an unrealized loss position at December 31, 2008. Three preferred stock securities have been in an unrealized loss position for less than 8 months. One preferred stock security has been in an unrealized loss position for more than twelve months. We do not believe these declines are other than temporary as a result of reviewing the circumstances of each such security in an unrealized loss position. We currently have the ability and intent to hold these securities until recovery. However, future write-downs may become necessary in light of unprecedented market and liquidity disruptions.

The following table summarizes the period of time that equity securities sold at a loss during 2008 had been in a continuous unrealized loss position:

	Fair
	Value on	Realized
Period of Time in an Unrealized Loss Position	Sale Date	Loss
	(In thousands)

0-6 months	$1,544	$986
7-12 months	118	54
More than 12 months	—	—

Total	$1,662	$1,040

The equity securities sold at a loss had been expected to appreciate in value, but due to unforeseen circumstances were sold so that sale proceeds could be reinvested. Securities were sold due to a desire to reduce exposure to certain issuers and industries or in light of unforeseen economic conditions.

Results of our Commercial Lines segment were as follows:

2008 vs. 2007 Commercial Lines (CL)	2008	2007	Change	% Change
	(Dollars in thousands)

CL Direct premiums written	$143,280	$160,030	$(16,750)	(10.5)%
CL Net premiums written	$127,418	$139,359	$(11,941)	(8.6)%
CL Net premiums earned	$132,425	$125,427	$6,998	5.6%
CL Loss/LAE expense ratio (GAAP)	61.3%	60.8%	0.5%
CL Expense ratio (GAAP)	35.5%	34.4%	1.1%
CL Combined ratio (GAAP)	96.8%	95.2%	1.6%

In 2008 our commercial lines direct premiums written decreased by $16.8 million or 10.5% to $143.3 million as compared to direct premium written in 2007 of $160.0 million. The decline in direct premiums written is attributed to several factors, including a decline in construction related activity and related audit premium in California, increased competition on large accounts, and the return of a number of competitors to the California contractor market and the East Coast habitational market. Our California contractors book reflects the decreased economic activity in the California construction market. Since the insurance premiums for these contractors generally reflect their level of economic activity, the average premium per policy has fallen as the insured’s business has contracted, resulting in lower insurance exposures for these contractors. The retention levels in this book remain attractive, and policy count is up year-over-year, despite the decline in direct premiums written. See additional discussion above in the “2008 vs. 2007 Revenue” discussion.

In 2008 our commercial lines net premiums earned increased by $7.0 million or 5.6% to $132.4 million as compared to net premiums earned in 2007 of $125.4 million. Net premiums earned increased 5.6% despite a 8.6% decline in net premiums written, with the decline in net premiums written caused primarily by the 10.5% decline in direct premiums written, offset by the positive impact on net premiums written of the change in our reinsurance structure as described above. Offsetting these factors was the reduction in audit premium recorded in 2008, which is earned immediately upon booking.

In the commercial lines segment for 2008 we had underwriting income of $4.2 million, a GAAP combined ratio of 96.8%, a GAAP loss and loss adjustment expense ratio of 61.3% and a GAAP underwriting expense ratio of 35.5%, compared to underwriting income of $6.0 million, a GAAP combined ratio of 95.2%, a GAAP loss and loss adjustment expense ratio of 60.8% and a GAAP underwriting expense ratio of 34.4% in 2007. Our commercial lines loss ratio for 2008 reflects a higher frequency and claim severity than the similar period in 2007 for casualty and property lines of business in our West Coast commercial lines business. The performance of the commercial lines in 2007 was impacted favorably by the non-recurring retaliatory tax refund.

Results of our Personal Lines segment were as follows:

2008 vs. 2007 Personal Lines (PL)	2008	2007	Change	% Change
	(Dollars in thousands)

PL Direct premiums written	$22,097	$22,877	$(780)	(3.4)%
PL Net premiums written	$19,934	$20,308	$(374)	(1.8)%
PL Net premiums earned	$20,152	$21,248	$(1,096)	(5.2)%
PL Loss/LAE expense ratio (GAAP)	69.5%	70.1%	(0.6)%
PL Expense ratio (GAAP)	37.6%	28.8%	8.8%
PL Combined ratio (GAAP)	107.1%	98.9%	8.2%

Personal lines direct premiums written declined to $22.1 million in 2008 as compared to $22.9 million in 2007, representing a decline of $0.8 million or 3.4%. Our personal lines have also been impacted by increased competition, similar to our commercial lines.

In the personal lines segment for 2008 we had an underwriting loss of $1.4 million, a GAAP combined ratio of 107.1%, a GAAP loss and loss adjustment expense ratio of 69.5% and a GAAP underwriting expense ratio of 37.6%, compared to underwriting income of $0.2 million, a GAAP combined ratio of 98.9%, a GAAP loss and loss adjustment expense ratio of 70.1% and a GAAP underwriting expense ratio of 28.8% in 2007. Our personal lines loss ratio for 2007 reflected increased severity, due to large losses related to a variety of causes including an increase in water and freeze related claims. In addition, the 2007 expense ratio benefited from the retaliatory tax refund previously noted.

Underwriting Expenses and the Expense Ratio is discussed below.

2008 vs. 2007 Expenses and Expense Ratio	2008	2007	Change	% Change
	(Dollars in thousands)

Amortization of Deferred Acquisition Costs	$41,684	$38,763	$2,921	7.5%
As a % of net premiums earned	27.3%	26.4%	0.9%
Other underwriting expenses	12,851	10,528	2,323	22.1%
Total expenses excluding losses/LAE	$54,535	$49,291	$5,244	10.6%
Underwriting expense ratio	35.7%	33.6%	2.1%

Underwriting expenses increased by $5.2 million, or 10.6%, to $54.5 million in 2008, as compared to $49.3 million in 2007. The increase in underwriting expenses primarily reflects an increase in the amortization of deferred acquisition costs in 2008 and the inclusion in 2007 of the non-recurring retaliatory tax refund, which reduced other underwriting expenses by $3.6 million in 2007. The amortization of deferred acquisition costs increased in 2008 as compared to 2007 due to the increase in net earned premiums. Underwriting expenses also reflect lower share-based compensation expense under SFAS 123R and lower net contingent commission expense. Lastly, underwriting expenses are impacted by the previously discussed changes in the 2008 and 2007 reinsurance program whereby less ceded premium is being recorded and accordingly less ceding commission is received, which increases underwriting expenses and net acquisition costs.

2008 vs. 2007 Income Taxes	2008	2007	Change	% Change
	(Dollars in thousands)

Income before income taxes	$10,390	$19,989	$9,599	48.0%
Income taxes	2,156	5,754	3,598	62.5%
Net income	$8,234	$14,235	$6,001	42.2%
Effective tax rate	20.8%	28.8%	8.0%

Federal income tax expense was $8.2 million and $14.2 million for 2008 and 2007, respectively. The effective tax rate was 20.8% and 28.8% for 2008 and 2007, respectively. The 2007 effective tax rate was impacted by an unusually high amount of taxable income in the period caused by the retaliatory tax refund, which increased the effective tax rate. The 2008 effective tax rate was impacted by the higher level of other than temporary investment impairments, which caused tax-advantaged income (municipal bond interest) to represent a higher proportion of income, reducing the effective tax rate.

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

The components of income for 2007 and 2006, and the change and percentage change from year to year, are shown in the charts below. The accompanying narrative refers to the statistical information displayed in the chart immediately above the narrative. In 2007, we evaluated our methodology for allocating costs to its lines of business and adopted changes to such methodology in order to more accurately reflect the allocation of joint costs. This resulted in allocating less joint cost to the personal lines of business and more joint cost to the commercial lines of business, but with no net change in cost allocated to personal lines and commercial lines in the aggregate. Related 2006 amounts have been reclassified to reflect this change in allocation methodology:

2007 vs. 2006 Income	2007	2006	Change	% Change
	(Dollars in thousands)

Commercial lines underwriting income	$5,964	$4,246	$1,718	40.5%
Personal lines underwriting income (loss)	234	(60)	294	490.0%
Total underwriting income	6,198	4,186	2,012	48.1%
Net investment income	13,053	10,070	2,983	29.6%
Net realized investment gains	24	151	(127)	(84.1)%
Other	1,929	1,889	40	2.1%
Interest expense	(1,215)	(1,212)	(3)	0.2%
Income before income taxes	19,989	15,084	4,905	32.5%
Income taxes	5,754	4,449	1,305	29.3%
Net Income	$14,235	$10,635	$3,600	33.9%
Loss/LAE ratio (GAAP)	62.2%	63.7%	(1.5)%
Underwriting expense ratio (GAAP)	33.6%	33.3%	0.3%
Combined ratio (GAAP)	95.8%	97.0%	(1.2)%
Loss/LAE ratio (Statutory)	62.2%	61.5%	0.7%
Underwriting expense ratio (Statutory)	32.2%	33.7%	(1.5)%
Combined ratio (Statutory)	94.4%	95.2%	(0.8)%

As previously disclosed in our SEC filings, we paid an aggregate of $3.5 million, including accrued interest, to the New Jersey Division of Taxation (the “Division”) in retaliatory premium tax for the years 1999-2004. In conjunction with making such payments, we filed notices of protest with the Division with respect to the retaliatory tax imposed. The payments were made in response to notices of deficiency issued by the Division.

We received $4.3 million in 2007 as a reimbursement of protested payments of retaliatory tax, including accrued interest thereon, that we previously made for the periods 1999-2004. The refund has been recorded, after reduction for Federal income tax, in the amount of $2.8 million in the consolidated statement of earnings, with $2.5 million recorded in the quarter ended June 30, 2007, and $0.3 million recorded in the quarter ended September 30, 2007. The allocation of the refund to pre-tax earnings included an increase to net investment income of $720,000, with $687,000 of that amount recognized in the quarter ended June 30, 2007, and $33,000 recognized in the quarter ended September 30, 2007, for the interest received on the refund, and $3.6 million as a reduction to Other Expense to recognize the recovery of amounts previously charged to Other Expense, with $3.1 million of that amount recognized in the quarter ended June 30, 2007, and $0.5 million recognized in the quarter ended September 30, 2007. This is a non-recurring item which significantly affects the earnings for the year ended December 31, 2007, and related performance metrics such as the combined ratio.

Our GAAP combined ratio for 2007 was 95.8%, as compared to a combined ratio for the prior year of 97.0%. On a pro-forma basis, after removing the effect of the non-recurring retaliatory tax refund described above, the GAAP combined ratio for 2007 was 98.3%. The statutory combined ratio for 2007 and 2006 was 94.4% and 95.2%, respectively. See discussion below relating to commercial and personal lines performance.

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

Realized investment gains amounted to $24,000 in 2007 as compared to $151,000 in 2006, driven in part by changes in the fair value of the interest rate swaps for our floating rate trust preferred securities. Other revenue of $1.9 million in 2007 and 2006 represents service charges recorded on insurance premiums. Interest expense of $1.2 million in 2007 and 2006 represents interest charges on the trust preferred obligations of FPIG.

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

Commercial multiple peril policies constitute a majority of the business written in FPIC’s contractor book of business. The premium on these policies is estimated at policy inception based on a prediction of the volume of the insured’s business operations during the policy period. In addition to endorsing the policy throughout the policy period based on known information, at policy expiration FPIC conducts an audit of the insured’s business operations in order to adjust the policy premium from an estimate to actual. Contractor liability policy premium tends to vary with local construction activity as well as changes in the nature of the contractor’s operations. The decline in construction related activity has impacted both the volume of premium for the contractor in-force book of business (and related exposures) and the related audit premium on expiring policies. Audits, primarily of construction related policies, generated $3.1 million of premiums in 2007, representing a decline of $8.9 million as compared to $12.0 million of premium that was generated in 2006.

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

Effective January 1, 2006, FPIC restructured its property reinsurance agreement covering the first $2.0 million of loss from an 80% quota share to an $1,650,000 excess of $350,000 excess of loss contract to take advantage of the our combined capital. The restructuring also included the assumption of ceded unearned premium at January 1, 2006 by FPIC from the 2005 property quota share and casualty excess of loss agreements. These assumed premiums were then ceded into the respective 2006 treaties, which due to the reduced ceding rates, resulted in a $5.6 million increase in net written and earned premiums for 2006. There was no similar impact in 2007 relating to this restructuring.

Effective, January 1, 2007, we Group consolidated the reinsurance program of all our subsidiaries into a single program, and increased our reinsurance retention to $750,000 (from a maximum retention of $500,000 in 2006) on the working layer for all casualty, property and workers’ compensation lines of business. The effect of this change in reinsurance arrangements increased net premiums written for 2007.

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

In 2007, investment income on fixed income securities increased $2.3 million, or 20.9% to $13.4 million, as compared to $11.0 million in 2006. This was driven by a favorable interest rate environment and an increase in the average investments held in fixed income securities caused by the reasons described above. The tax equivalent yield (yield adjusted for tax-benefit received on tax-exempt securities) on fixed income securities increased to 5.22% in 2007, as compared to 5.14% in 2006.

Dividend income declined $0.2 million or 37.9% to $0.3 million in 2007, from $0.5 million in 2006. The decline in dividend income is primarily attributable to a decline in dividends received relating to an equity security held in a reinsurance company. Excess Reinsurance Company paid a special dividend to us in 2007 and 2006 in the amount of $1,000 and $228,000, respectively. Interest income on cash and cash equivalents increased $0.6 million or 67.9% to $1.4 million in 2007, as compared to $0.9 million in 2006, primarily as a result of the $720,000 of non-recurring interest received on the retaliatory tax refund. Investment expenses decreased $0.3 million or 12.1% to $2.1 million in 2007, from $2.3 million in 2006.

Net realized gains for 2007 were $24,000, as compared to $151,000 in 2006. In 2007, net realized gains of $24,000 included a loss on the mark-to-market valuation on the interest rate swaps of $774,000, write-down of securities determined to be other than-temporarily impaired of $138,000, and gains of $936,000 on the sale of equity investments. Securities determined to be other-than-temporarily impaired were written down to our estimate of fair market value at the time of the write-down. The Group has entered into four interest rate swap agreements to hedge against interest rate risk on its floating rate trust preferred securities. The estimated fair value of the interest rates swaps is obtained from the third-party financial institution counterparties. we mark the investments to market using these valuations and record the change in the economic value of the interest rate swaps as a realized gain or loss in the consolidated statement of earnings.

The fixed income portfolio is invested 100% in investment grade securities, with the exception of one corporate security held with a market value of $0.4 million. As of December 31, 2007, the fixed income portfolio had an average rating of AA, an average effective maturity of 5.9 years, and an average tax equivalent yield of 5.22%.

Among our portfolio holdings, our only subprime exposure consists of asset-backed securities within the home equity subsector. The ABS home equity subsector totaled $1.7 million (book value) on December 31, 2007, representing 10.4% of the ABS holdings, 2.0% of the total structured product holdings, and 0.5% of total fixed income holdings. The subprime related exposure consists of five individual securities, two of which have a 100% credit enhancement, based on insurance against default as to principal and interest. In the case that the monoline insurance companies were to be downgraded, the ratings on the ABS securities would receive the equivalent rating. Among the three securities without credit enhancement, two are rated Aaa/AAA and one is rated Aa2/AA by Moody’s and S&P. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the subsection entitled “Quantitative and Qualitative Information about Market Risk.”

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

Fixed maturity investments with unrealized losses for less than twelve months are primarily due to changes in the interest rate environment. At December 31, 2007, we had 74 fixed maturity securities with unrealized losses for more than twelve months. Of the 74 securities with unrealized losses for more than twelve months, 72 of them had fair values of no less than 94% or more of cost, and the other 2 securities had a fair value greater than 89% of cost. The fixed income portfolio is invested 100% in investment grade securities, with the exception of one corporate security held with a market value of $0.4 million, and these unrealized losses primarily reflect the current interest rate environment. The Group does not believe these declines are other than temporary due to the credit quality of the holdings. The Group currently has the ability and intent to hold these securities until recovery.

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

The equity securities sold at a loss had been expected to appreciate in values but due to unforeseen circumstances were sold so that sale proceeds could be reinvested. Securities were sold due to a desire to reduce exposure to certain issuers and industries or in light of unforeseen economic conditions.

Results of our Commercial Lines segment were as follows. In 2007, we evaluated our methodology for allocating costs to our lines of business and adopted changes to such methodology in order to more accurately reflect the allocation of joint costs. This resulted in allocating less joint cost to the personal lines of business and more joint cost to the commercial lines of business, but with no net change in cost allocated to personal lines and commercial lines in the aggregate. Related 2006 amounts have been reclassified to reflect this change in allocation methodology:

2007 vs. 2006 Commercial Lines (CL)	2007	2006	Change	% Change
	(Dollars in thousands)

CL Direct premiums written	$160,030	$161,592	$(1,562)	(1.0)%
CL Net premiums written	$139,359	$123,829	$15,530	12.5%
CL Net premiums earned	$125,427	$115,461	$9,966	8.6%
CL Loss/LAE expense ratio (GAAP)	60.8%	63.7%	(2.9)%
CL Expense ratio (GAAP)	34.4%	32.8%	1.6%
CL Combined ratio (GAAP)	95.2%	96.5%	(1.3)%

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

Results of our Personal Lines segment were as follows. In 2007, we evaluated our methodology for allocating costs to our lines of business and adopted changes to such methodology in order to more accurately reflect the allocation of joint costs. This resulted in allocating less joint cost to the personal lines of business and more joint cost to the commercial lines of business, but with no net change in cost allocated to personal lines and commercial lines in the aggregate. Related 2006 amounts have been reclassified to reflect this change in allocation methodology:

2007 vs. 2006 Personal Lines (PL)	2007	2006	Change	% Change
	(Dollars in thousands)

PL Direct premiums written	$22,877	$24,153	$(1,276)	(5.3)%
PL Net premiums written	$20,308	$21,962	$(1,654)	(7.5)%
PL Net premiums earned	$21,248	$22,212	$(964)	(4.3)%
PL Loss/LAE expense ratio (GAAP)	70.1%	63.8%	6.3%
PL Expense ratio (GAAP)	28.8%	36.5%	(7.7)%
PL Combined ratio (GAAP)	98.9%	100.3%	(1.4)%

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

Underwriting Expenses and the Expense Ratio is discussed below.

2007 vs. 2006 Expenses and Expense Ratio	2007	2006	Change	% Change
	(Dollars in thousands)

Amortization of Deferred Acquisition Costs	$38,763	$32,694	$6,069	18.6%
As a % of net premiums earned	26.4%	23.7%	2.7%
Other underwriting expenses	10,528	13,242	(2,714)	(20.5)%
Total expenses excluding losses/LAE	$49,291	$45,936	$3,355	7.3%
Underwriting expense ratio	33.6%	33.3%	0.3%

Underwriting expenses increased by $3.4 million, or 7.3%, to $49.3 million in 2007, as compared to $45.9 million in 2006. The increase in 2007 underwriting expenses reflects the inclusion of the non-recurring retaliatory tax refund, which reduced other underwriting expenses by $3.6 million in 2007. Offsetting that refund, other underwriting expenses increased due to an increase in salary expense from additions in staff company-wide to support strategic initiatives, and other increased operating expenses. In addition, the amortization of deferred acquisition costs is lower in 2006 as compared to 2007 due to the fact that when FPIG was purchased on October 1,

2005, the accounting for the business combination required us to begin accruing deferred acquisition costs from the date of acquisition. Lastly, underwriting expenses are impacted by the previously discussed changes in the 2007 and 2006 reinsurance program whereby less ceded premium is being recorded and accordingly less ceding commission is received on treaties in runoff, and most of the treaties effective January 1, 2007 do not provide for ceding commission, which increases underwriting expenses and net acquisition costs.

2007 vs. 2006 Income Taxes	2007	2006	Change	% Change
	(Dollars in thousands)

Income before income taxes	$19,989	$15,084	$4,905	32.5%
Income taxes	5,754	4,449	1,305	29.3%
Net income	$14,235	$10,635	$3,600	33.9%
Effective tax rate	28.8%	29.5%	(0.7)%

Federal income tax expense was $5.8 million and $4.4 million for 2007 and 2006, respectively. The effective tax rate was 28.8% and 29.5% for 2007 and 2006, respectively. The 2007 effective tax rate was impacted by an unusually high amount of taxable income in the period caused by the retaliatory tax refund, offset by higher tax-advantaged income (municipal bond interest and dividend income, which reduced the effective tax rate).

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

The principal source of liquidity for the Holding Company (which has modest expenses and does not currently, or for the foreseeable future, need a significant regular source of cash flow to cover these expenses other than its debt service on its indebtedness to MIC, its quarterly dividend to shareholders, and the funding necessary for any stock repurchases pursuant to the currently authorized stock repurchase program) is dividend payments and other fees received from the insurance subsidiaries, and payments it receives on the 10-year note it received from the ESOP (see below) when the ESOP purchased shares at the time of the conversion from a mutual to a stock form of organization (the “Conversion”). The Holding Company also has access to an existing credit line under which it can draw up to $7.5 million dollars.

On April 16, 2008, the Holding Company was authorized by the Board of Directors to repurchase, at management’s discretion, up to 5% of its outstanding stock. Any such purchases will be funded by the Holding Company’s existing resources, dividends from subsidiaries, or the credit line, or any combination of these resources. As of December 31, 2008, the Holding Company had purchased, pursuant to the authority granted by the Board on April 16, 2008, a total of 114,300 shares of outstanding stock at an average cost of $16.03 per share, and is holding the stock as treasury stock. In addition, 1,659 and 2,301 shares of stock were repurchased from employees in 2008 and 2007, respectively, in order to pay the required tax withholdings on the vesting of restricted stock under the stock incentive plan.

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

MIG began paying quarterly dividends of $0.05 per common share in the second quarter of 2006. On April 16, 2008, MIG’s Board of Directors increased the quarterly dividend from $0.05 per share of common stock to $0.075 per share of common stock, effective with the payment of the June 27, 2008 dividend. The amount of dividends paid during 2008 and 2007 totaled $1.7 million and $1.3 million, respectively. The shareholder dividend was funded from the Group’s insurance companies, for which approval was sought and received (where necessary) from each of the insurance companies’ primary regulators.

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

The Group adopted a stock-based incentive plan at its 2004 annual meeting of shareholders. Pursuant to that plan, the Group may issue a total of 876,555 shares, which amount will increase automatically each year by 1% of the number of shares outstanding at the end of the preceding year. At December 31, 2008, the shares authorized under the plan have been increased under this provision to 1,141,565 shares. During 2008, the Group made no grants of restricted stock, incentive stock options and non-qualified stock options. There were 2,500 stock options and 1,000 shares of restricted stock forfeited in 2008.

Total assets increased 4%, or $22.6 million, to $569.0 million, at December 31, 2008, as compared to $546.4 million at December 31, 2007. The Group’s cash and invested assets increased $17.6 million or 5%, primarily due to net cash provided by operating activities, offset by declines in market value of securities within the portfolio. Premiums receivable decreased $2.2 million or 6%, primarily due to timing differences in the recording and collecting of premium, and the decrease in premiums written. Reinsurance receivables increased $2.6 million or 3%, primarily due to an increase in ceded loss and loss adjustment expense reserves. Prepaid reinsurance premiums decreased $2.4 million or 25%, primarily due to a change in certain of the Group’s reinsurance contracts, whereby fewer unearned premium reserves are ceded. Property and equipment increased $3.1 million, or 24%, due Primarily to Capitalization of internally developed software costs. Additionally, the deferred income tax asset increased $2.1 million or 28%, due to changes in a variety of temporary differences items and the decline in unrealized appreciation.

Total liabilities increased 5% or $18.7 million, to $431.7 million at December 31, 2008 as compared to $413.0 million at December 31, 2007, primarily as a result of the increase in loss and loss adjustment expense reserves of $29.6 million or 11%, offset by a decline in unearned premiums of $7.6 million or 9%, a decline in accounts payable and accrued expenses of $1.3 million or 9% and a decline in other reinsurance balances of $3.2 million or 22%. Unearned premiums declined primarily due to the decline in written premiums. Accounts payable and accrued expenses declined primarily due to cost saving measures reducing operating expenses. Other reinsurance balances declined primarily due to a change in certain of the Group’s reinsurance contracts, whereby fewer premium is ceded.

Total stockholders’ equity increased $3.9 million or 3%, to $137.3 million, at December 31, 2008, from $133.4 million at December 31, 2007, primarily due to net income of $8.2 million, stock compensation plan amortization of $0.6 million, and ESOP shares committed to be allocated to participants of $1.0 million, offset by stockholder dividends of $1.7 million, the purchase of treasury stock of $1.8 million, changes in valuation for the defined benefit pension plan of $0.1 million and changes in unrealized holding gains and losses on securities of $2.3 million.

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

In October 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active (FSP SFAS 157-3), with an immediate effective date, including prior periods for which financial statements have not been issued. FSP SFAS 157-3 amends SFAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of SFAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction between market participants that is not a forced liquidation or distressed sale at the measurement date. The adoption of FSP SFAS 157-3 in the third quarter of 2008 did not have a material effect on the Group’s results of operations, financial position or liquidity.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162) to identify the sources of accounting principles and provide a framework for selecting the principles to be used in the preparation of financial statements in accordance with U.S. generally accepted accounting principles. The hierarchy of authoritative accounting guidance is not expected to change current practice but is expected to facilitate the FASB’s plan to designate as authoritative its forthcoming codification of accounting standards. This Statement is effective November 15, 2008. The adoption of SFAS 162 did not have a material impact on the Group’s results of operations, financial condition, or liquidity.

In December 2007, the FASB issued Revised SFAS No. 141R, Business Combinations (SFAS 141R), a replacement of SFAS 141, Business Combinations (SFAS 141). SFAS 141R provides revised guidance on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. In addition, it provides revised guidance on the recognition and measurement of goodwill acquired in the business combination. SFAS 141R also provides guidance specific to the recognition, classification, and measurement of assets and liabilities related to insurance and reinsurance contracts acquired in a business combination. SFAS 141R applies to business combinations for acquisitions occurring on or after January 1, 2009. Accordingly, SFAS 141R does not impact the Group’s previous transactions involving purchase accounting.

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

In June 2007, the Emerging Issues Task Force (EITF) of FASB issued EITF Issue No. 06-11 Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). EITF 06-11 requires that the tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options be recognized as an increase to additional paid-in capital. EITF 06-11, was effective on a prospective basis beginning with dividends declared in fiscal years beginning after December 15, 2007, and the Group adopted it in the first quarter of 2008. The adoption of EITF 06-11 did not have a material impact on the Group’s results of operations, financial condition, or liquidity.

OFF BALANCE SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Group was not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles at December 31, 2008 that would give rise to previously undisclosed market, credit or financing risk.

The Group and its subsidiaries have no significant contractual obligations at December 31, 2008, other than their insurance obligations under their policies of insurance, trust preferred securities, a line of credit obligation, and operating lease obligations. Projected cash disbursements pertaining to these obligations at December 31, 2008, are as follows:

	Jan. 1, 2009	Jan. 1, 2010	Jan. 1, 2012	After
	to Dec. 31,	to Dec. 31,	to Dec. 31,	Dec. 31,
	2009	2011	2013	2013	Total
	(In thousands)

Gross property and casualty insurance reserves	$66,757	85,289	47,680	104,274	$304,000
Trust preferred securities, net principal outstanding	—	—	—	15,576	15,576
Interest expense relating to trust preferred securities	1,390	2,780	2,783	26,942	33,895
Line of credit	3,000	—	—	—	3,000
Operating leases	422	84	13	—	519
Construction of new building	6,500	—	—	—	6,500

Total contractual obligations	$78,069	88,153	50,476	146,792	$363,490

The timing of the amounts for gross property and casualty insurance reserves are an estimate based on historical experience and expectations of future payment patterns. However, the timing of these payments may vary significantly from the amounts stated above.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General.  Market risk is the risk that we will incur losses due to adverse changes in market rates and prices. We have exposure to three principal types of market risk through our investment activities: interest rate risk, credit risk and equity risk. Our primary market risk exposure is to changes in interest rates, although in the current very difficult fixed income market we also are very concerned about credit risk. We have not entered, and do not plan to enter, into any derivative financial instruments for hedging, trading or speculative purposes, other than the interest rate swap agreements that hedge the floating rate trust preferred securities which were assumed as part of the FPIG acquisition.

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

The average duration of our fixed maturity investments, excluding mortgage-backed securities that are subject to prepayment, was approximately 3.5 years as of December 31, 2008. As a result, the market value of our investments may fluctuate in response to changes in interest rates. In addition, we may experience investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments.

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

As a general matter, we do not attempt to match the durations of our assets with the durations of our liabilities, although we do ladder our maturities. Our goal is to maximize the total return on all of our investments. An important strategy that we employ to achieve this goal is to try to hold enough in cash and short-term investments in order to avoid liquidating longer-term investments to pay claims.

The table below shows the interest rate sensitivity of our fixed income financial instruments measured in terms of market value (which is equal to the carrying value for all our securities).

	As of December 31, 2008
	Market Value
	−100 Basis	No Rate	+100 Basis
	Point Change	Change	Point Change
	(In thousands)

Bonds and preferred stocks	$347,633	$335,305	$321,498
Cash and cash equivalents	37,043	37,043	37,043

Total	$384,676	$372,348	$358,541

Credit Risk

As of December 31, 2008, the fixed income portfolio (including short-term) consists of 99.6% investment grade securities, with the remaining 0.4% being non-investment grade rated securities. The 0.4% includes three corporate securities held with a combined market value of $1.2 million, and one asset-backed security held with a market value of $0.2 million. The fixed income portfolio has an average rating of Aa2/AA, an average effective maturity of 5.0 years, an average duration of 3.5 years with an average tax equivalent book yield of 5.06%.

Municipal Bond Holding Exposure

The overall credit quality, based on weighted average Standard & Poor’s (S&P) ratings or equivalent when the S&P rating is not available, of the total $145 million municipal fixed income portfolio is:

•	“AA” including insurance enhancement

•	“AA” excluding insurance enhancement

•	99% of the underlying ratings are “A−” or better

•	90% of the underlying ratings are “AA−” or better

The municipal fixed income portfolio with insurance enhancement represents $104 million, or 72% of the total municipal fixed income portfolio.

•	The average credit quality with insurance enhancement is “AA”

•	The average credit quality of the underlying, excluding insurance enhancement, is “AA”

•	Each municipal fixed income investment is evaluated based on its underlying credit fundamentals, irrespective of credit enhancement provided by bond insurers

The municipal fixed income portfolio without insurance enhancement represents $41 million, or 28% of the total municipal fixed income portfolio.

•	The average credit quality of those securities without enhancement is “AA+”

The following represents the Group’s municipal fixed income portfolio as of December 31, 2008:

			% of Total
	Average Credit	Market	Muni	Unrealized
	Rating	Value	Portfolio	Loss
	(Dollars in thousands)

Uninsured Securities	AA+	$41,152,563	28%	$(518,678)
Securities with Insurance Enhancement	AA	103,972,630	72%	(1,564,371)

Total		$145,125,193	100%	$(2,083,049)

	Market
Credit Enhancement	Value	% of Total
	(Dollars in thousands)

AMBAC	$10,912,255	8%
FGIC	2,595,800	2%
FSA	29,571,777	20%
MBIA	54,293,386	37%
No Enhancement	32,554,440	23%
Other Enhancement	5,975,111	4%
Escrowed to Maturity	9,222,424	6%

Grand Total	$145,125,193	100%

The following represents the Group’s ratings on the municipal fixed income portfolio as of December 31, 2008:

							Total Municipal		Total Municipal
							Fixed Income		Fixed Income
					Underlying Rating		Portfolio		Portfolio
			Insurance		of Insurance		(with Insurance		(without Insurance
	Uninsured		Enhanced		Enhanced		Enhancement)		Enhancement)
S&P or	Securities(1)		Securities(2)		Securities(3)		(1) + (2)		(1) + (3)
equivalent	Market	% of	Market	% of	Market	% of	Market	% of	Market	% of
ratings	Value	Total	Value	Total	Value	Total	Value	Total	Value	Total
	(Dollars in thousands)

AAA	$24,728,378	60%	$38,153,182	37%	$14,069,974	14%	$62,881,560	43%	$38,798,352	27%
AA+	3,015,979	7%	21,141,391	20%	27,436,187	26%	24,157,370	17%	30,452,166	20%
AA	11,199,726	27%	37,937,896	36%	32,147,980	31%	49,137,622	34%	43,347,706	30%
AA−	2,208,480	5%	4,750,721	5%	15,564,855	15%	6,959,201	5%	17,773,335	12%
A+			1,037,850	1%	4,174,077	4%	1,037,850	1%	4,174,077	3%
A					6,724,712	7%			6,724,712	5%
A−					2,903,255	3%			2,903,255	2%
BBB−			951,590	1%	951,590	1%	951,590	1%	951,590	1%

Total	$41,152,563	100%	$103,972,630	100%	$103,972,630	100%	$145,125,193	100%	$145,125,193	100%

Average Rating	AA+		AA		AA		AA+		AA

The Group’s municipal portfolio experienced ratings migration in 2008 as a result of the downgrade of the claims paying ratings of nearly all of the monoline insurance companies. There were further downgrades of monocline insurance companies during the fourth quarter of 2008, including a downgrade of FSA from AAA to Aa3.

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

As of December 31, 2008, all of the Group’s municipal bonds carry an underlying rating of at least an A- or better by S&P or Moody’s, except $1 million of Puerto Rico Commonwealth bonds due in 2013. These bonds are rated Baa3/BBB-. The bonds were originally rated A3/A due to the insurance provided by the monoline insurer, FGIC. When FGIC was downgraded, the Puerto Rico municipal bonds were downgraded to their underlying or standalone rating of Baa3/BBB-, as FGIC’s rating is lower at Ca/CC.

Structured Product Exposure

The Group’s structured product exposure includes commercial mortgage backed securities (CMBS), residential mortgage backed securities (MBS) and asset backed securities (ABS). The total book value, as of December 31, 2008, was $92 million and represented 26% of the total fixed income portfolio.

As of December 31, 2008, CMBS holdings totaled $9.3 million (book value), representing 10% of the total structured product holdings. All CMBS securities are rated Aaa/AAA by either Moody’s, S&P, or Fitch.

As of December 31, 2008, MBS holdings totaled $67.4 million (book value), representing 73% of the total structured product holdings. The MBS securities consist of both pass-through and collateralized mortgage obligation (CMO) structures. The pass-throughs are all agency sponsored securities and have a Aaa/AAA rating. Among the CMO’s, a majority are agency sponsored and as a result, also have a Aaa/AAA rating. The non-agency backed securities represent 12% of the CMO holdings and 3% of total MBS holdings; three of the four of non-agency CMO’s have a Aaa/AAA rating by Moody’s or S&P and one security is rated A by S&P.

As of December 31, 2008, ABS holdings totaled $15.3 million (book value), representing 17% of the total structured product holdings. The ABS securities consist of a diversified blend of subsectors including, automobile loan and credit card receivables, equipment financing, home equity, rate reduction bonds, among other ABS. Outside of three holdings of home equity (sub-prime), all ABS securities are rated Aaa/AAA by Moody’s and S&P.

The ABS home equity subsector (collateral of sub-prime home equity loans) totaled $0.63 million (book value) on December 31, 2008, representing 4.13% of the ABS holdings, 0.69% of the total structured product holdings, and 0.18% of total fixed income portfolio holdings. The subprime related exposure consists of three individual securities, of which two are insured by a monoline against default of principal and interest. However, since FGIC and AMBAC have been downgraded from their previous AAA status, the two insured securities are now rated according to the higher of the underlying collateral or the monoline rating. One bond is rated Baa1/A while the other is rated Baa3/BB. With regard to the remaining security without monoline insurance, it is rated Aa2/AA by Moody’s and S&P, respectively.

There are two sectors where the Group has indirect exposure to subprime securities. These are the U.S. agency and investment grade corporate sectors. As of December 31, 2008, the Group held $17.0 million (book value) of agency debt, consisting predominately of Fannie Mae, Federal Home Loan Bank, Freddie Mac, and Federal Farm Credit Bank securities.

The second sector of the market in which the Group has indirect exposure to subprime securities is the investment grade corporate market. As of December 31, 2008, the Group’s portfolio held $74.6 million (book value) of corporate bonds. Among the corporate credit exposure, $27.8 million or 37% of the holdings, were in the financial industry. The banking, brokerage, finance, insurance and REIT sectors of the investment grade corporate market continue to face stresses and challenges. Although some issuers, particularly banks, will continue to need to strengthen their reserves and write-off bad debts which will impact their earnings, it is expected that these issuers will continue to pay principal and interest when due.

Equity Risk

Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. Our exposure to changes in equity prices primarily results from our holdings of common stocks, mutual funds and other equities. Our portfolio of equity securities is carried on the balance sheet at fair value. Therefore, an adverse change in market prices of these securities would result in losses reflected in the balance sheet. Portfolio characteristics are analyzed regularly and market risk is actively managed through a variety of techniques. In accordance with accounting principles generally accepted in the United States of America, when an equity security becomes other than temporarily impaired, we record this impairment as a charge against earnings. For the year ended December 31, 2008, we recorded a pre-tax charge to earnings of $2.3 million for write-downs of other than temporarily impaired equity securities. See discussion of other than temporary impairments on investment securities under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.

Group and industry concentrations are monitored by the Board of Directors. At December 31, 2008, our equity portfolio made up 3.0% of the Group’s total investment portfolio. At December 31, 2008, the top ten equity holdings represented $4.6 million or 44.8% of the equity portfolio. Investments in the financial sector represented 23.0% while investments in pharmaceutical companies, retail specialty companies, energy companies and information technology companies represented 9.6%, 44.7%, 11.1% and 11.6%, respectively, of the equity portfolio at December 31, 2008. The table below summarizes the Group’s equity price risk and shows the effect of a hypothetical 20% increase and a 20% decrease in market prices as of December 31, 2008. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

		Estimated Fair	Hypothetical
Estimated Fair		Value After	Percentage Increase
Value of Equity		Hypothetical	(Decrease) in
Securities at	Hypothetical	Change in	Stockholders’
12/31/08	Price Change	Prices	Equity(1)
(Dollars in thousands)

$10,203	20% increase	$12,244	1.0%
$10,203	20% decrease	$8,162	(1.0%)

(1)	Net of tax

Market conditions

The credit crisis, panic and volatility in the credit markets experienced during the third quarter of 2008 carried over into the fourth quarter, but moderated somewhat in some classes late in the year. Most asset classes outperformed in December 2008; for example, investment grade corporate bonds had 318 basis points of excess return versus similar duration Treasury bonds. Nonetheless, the severity and duration of the economic downturn in the U.S. is anticipated to be worse than previous recessions. The contraction is now assumed to last approximately through 2009, but the actual depth and duration of the current downturn remains unknown.

For fixed maturity securities, yield and income generation remain the key drivers to our investment strategy and our overall philosophy is to invest with a long-term horizon in high quality obligations. We remain cautious with a bias toward higher quality securities that are well suited to withstand a soft economic cycle. Reliance on independent investment research to avoid potential difficulties will continue to be a key driver behind our investment decisions. The continued elevation of fixed income spreads relative to historical levels may provide attractive investment opportunities, particularly in the corporate bond sector.

With all these risks present, we are cautious in the equities markets and will manage through this period by investing in companies with strong balance sheets and reasonable valuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Mercer Insurance Group, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Mercer Insurance Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercer Insurance Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mercer Insurance Group, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Philadelphia, Pennsylvania
March 16, 2009

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007
	(Dollars in thousands, except share amounts)

ASSETS
Investments, at fair value:
Fixed-income securities, available for sale, at fair value (cost $331,075 and $321,978, respectively)	$334,087	324,238
Equity securities, at fair value (cost $9,232 and $12,500, respectively)	10,203	17,930

Total investments	344,290	342,168
Cash and cash equivalents	37,043	21,580
Premiums receivable	34,165	36,339
Reinsurance receivables	86,443	83,844
Prepaid reinsurance premiums	7,096	9,486
Deferred policy acquisition costs	20,193	20,528
Accrued investment income	3,901	3,582
Property and equipment, net	16,144	13,056
Deferred income taxes	9,814	7,670
Goodwill	5,416	5,416
Other assets	4,481	2,766

Total assets	$568,986	546,435

LIABILITIES AND EQUITY
Liabilities:
Losses and loss adjustment expenses	$304,000	274,399
Unearned premiums	80,408	88,024
Accounts payable and accrued expenses	13,283	14,622
Other reinsurance balances	11,509	14,734
Trust preferred securities	15,576	15,559
Advances under line of credit	3,000	3,000
Other liabilities	3,940	2,691

Total liabilities	431,716	413,029

Stockholders’ Equity:
Preferred stock, no par value, authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value, authorized 15,000,000 shares, issued 7,074,333 shares and 7,075,333 shares, outstanding 6,801,095 and 6,717,693 shares	—	—
Additional paid-in capital	71,369	70,394
Accumulated other comprehensive income	2,494	4,896
Retained Earnings	74,138	67,613
Unearned ESOP shares	(2,505)	(3,131)
Treasury stock, 621,773 and 505,814 shares	(8,226)	(6,366)

Total stockholders’ equity	137,270	133,406

Total liabilities and stockholders’ equity	$568,986	546,435

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings
Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Dollars in thousands, except per
	share data)

Revenue:
Net premiums earned	$152,577	146,675	137,673
Investment income, net of expenses	13,936	13,053	10,070
Net realized investment (losses) gains	(7,072)	24	151
Other revenue	2,021	1,929	2,035

Total revenue	161,462	161,681	149,929

Expenses:
Losses and loss adjustment expenses	95,219	91,186	87,697
Amortization of deferred policy acquisition costs (related party amounts of $1,063, $1,141 and $1,212, respectively)	41,684	38,763	32,694
Other expenses	12,851	10,528	13,242
Interest expense	1,318	1,215	1,212

Total expenses	151,072	141,692	134,845
Income before income taxes	10,390	19,989	15,084
Income taxes	2,156	5,754	4,449

Net income	$8,234	14,235	10,635

Net income per common share:
Basic	$1.32	2.32	1.77
Diluted	$1.30	2.25	1.71

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2008, 2007 and 2006

				Accumulated		Unearned
			Additional	other		restricted	Unearned
	Preferred	Common	paid-in	comprehensive	Retained	stock	ESOP	Treasury
	stock	stock	capital	income	earnings	compensation	shares	stock	Total
	(Dollars in thousands)

Balance, December 31, 2005	$—	—	67,973	2,851	44,896	(1,654)	(4,383)	(6,284)	103,399
Net income					10,635				10,635
Unrealized gains on securities:
Unrealized holding gains arising during period, net of related income tax expense of $62				120					120
Less reclassification adjustment for gains included in net income, net of related income tax expense of $80				(156)					(156)

Other comprehensive loss									(36)

Comprehensive income									10,599

Reclassification of unearned restricted stock compensation			(1,654)			1,654			—
Stock compensation plan amortization			1,398						1,398
Tax benefit from stock compensation plan			129						129
ESOP shares committed			627				626		1,253
Treasury stock purchased								(37)	(37)
Dividends to shareholders					(902)				(902)

Balance, December 31, 2006	$—	—	68,473	2,815	54,629	—	(3,757)	(6,321)	115,839

Net income					14,235				14,235
Unrealized gains on securities:
Unrealized holding gains arising during period, net of related income tax expense of $1,436				2,787					2,787
Less reclassification adjustment for gains included in net income, net of related income tax expense of $271				(527)					(527)
Defined benefit pension plan, net of related income tax benefit of $92				(179)					(179)

Other comprehensive income									2,081

Comprehensive income									16,316

Stock compensation plan amortization			1,043						1,043
Tax benefit from stock compensation plan			153						153
ESOP shares committed			549				626		1,175
Treasury stock purchased								(45)	(45)
Issuance of common stock			176						176
Dividends to shareholders					(1,251)				(1,251)

Balance, December 31, 2007	$—	—	70,394	4,896	67,613	—	(3,131)	(6,366)	133,406

Net income					8,234				8,234
Unrealized losses on securities:
Unrealized holding losses arising during period, net of related income tax benefit of $3,154				(6,126)					(6,126)
Less reclassification adjustment for losses included in net income, net of related income tax benefit of $1,895				3,678					3,678
Defined benefit pension plan, net of related income tax expense of $24				46					46

Other comprehensive loss									(2,402)

Comprehensive income									5,832

Stock compensation plan amortization			547						547
Tax benefit from stock compensation plan			40						40
ESOP shares committed			388				626		1,014
Treasury stock purchased								(1,860)	(1,860)
Dividends to shareholders					(1,709)				(1,709)

Balance, December 31, 2008	$—	—	71,369	2,494	74,138	—	(2,505)	(8,226)	137,270

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$8,234	14,235	10,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	2,232	2,135	2,587
Net amortization of premium	1,505	1,272	1,039
Amortization of restricted stock compensation	547	1,043	1,398
ESOP share commitment	1,014	1,175	1,253
Net realized investment losses (gains)	7,072	(24)	(151)
Deferred income tax	(907)	(967)	(4,168)
Change in assets and liabilities:
Premiums receivable	2,174	1,691	(533)
Reinsurance receivables	(2,599)	4,143	(8,773)
Prepaid reinsurance premiums	2,390	6,897	5,171
Deferred policy acquisition costs	335	(3,820)	(5,919)
Other assets	(2,723)	884	388
Losses and loss adjustment expenses	29,601	23,944	38,776
Unearned premiums	(7,616)	6,094	2,948
Other reinsurance balances	(3,225)	(9,854)	6,014
Other	550	1,445	6

Net cash provided by operating activities	38,584	50,293	50,671

Cash flows from investing activities:
Purchase of fixed income securities, available for sale	(57,552)	(84,640)	(193,614)
Purchase of equity securities	(3,569)	(4,188)	(5,543)
Sale (purchase) of short-term investments, net	—	7,692	(3,403)
Sale and maturity of fixed income securities, available for sale	43,119	35,602	148,593
Sale of equity securities	3,726	3,425	3,844
Purchase of property and equipment, net	(5,316)	(3,255)	(2,797)

Net cash used in investing activities	(19,592)	(45,364)	(52,920)

Cash flows from financing activities:
Purchase of treasury stock	(1,860)	(45)	(37)
Tax benefit from stock compensation plans	40	153	129
Proceeds from issuance of common stock	—	176	—
Dividends to shareholders	(1,709)	(1,251)	(902)

Net cash used in financing activities	(3,529)	(967)	(810)

Net increase (decrease) in cash and cash equivalents	15,463	3,962	(3,059)
Cash and cash equivalents at beginning of year	21,580	17,618	20,677

Cash and cash equivalents at end of year	$37,043	21,580	17,618

Cash paid during the year for:
Interest	$1,290	1,163	1,222
Income taxes	$3,900	5,900	7,745

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Description of Business

Mercer Insurance Group, Inc. (MIG) and subsidiaries (collectively, the Group) includes Mercer Insurance Company (MIC), its subsidiaries Queenstown Holding Company, Inc. (QHC) and its subsidiary Mercer Insurance Company of New Jersey, Inc. (MICNJ), Franklin Holding Company, Inc. (FHC) and its subsidiary Franklin Insurance Company (FIC), and BICUS Services Corporation (BICUS), Financial Pacific Insurance Group, Inc. (FPIG) and its subsidiaries Financial Pacific Insurance Company (FPIC) and Financial Pacific Insurance Agency (FPIA), which is currently inactive, commencing in October, 2006. FPIG also holds an interest in three statutory business trusts that were formed for the purpose of issuing Floating Rate Capital Securities (see note 18).

The companies in the Group are operated under common management. The Group’s operating subsidiaries are licensed collectively in twenty two states, but are currently focused on doing business in seven states; Arizona, California, Nevada, New Jersey, New York, Oregon and Pennsylvania. MIC and MICNJ are also licensed to write property and casualty insurance in New York where a limited amount of business is written to support accounts in adjacent states. FPIC holds an additional fifteen state licenses outside of the Group’s current focus area. Currently, only direct mail surety is being written in some of these states.

The Group’s business activities are separated into three operating segments, which are commercial lines of insurance, personal lines of insurance and the investment function. The commercial lines of business consist primarily of multi-peril and commercial auto coverage. These two commercial lines represented 62%, 64% and 61%, and 17%, 17% and 14%, respectively, of the Group’s net premiums written in 2008, 2007 and 2006. The personal lines business consists primarily of homeowners insurance in Pennsylvania and New Jersey and private passenger automobile insurance in Pennsylvania. These two personal lines represented 8%, 8% and 9%, and 4%, 4% and 4%, respectively, of the Group’s net premiums written in 2008, 2007 and 2006.

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

The preparation of the accompanying financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates include liabilities for losses and loss adjustment expenses, deferred policy acquisition costs, reinsurance, goodwill valuation, deferred income tax assets and investment valuation and assessment of other than temporary impairment of investments. Actual results could differ from those estimates.

(d)	Concentration of Risk

The Group’s business is subject to concentration risk with respect to geographic concentration. Although the Group’s operating subsidiaries are licensed collectively in twenty two states, direct premiums written for three states, California, New Jersey and Pennsylvania, constituted 54%, 28% and 8% of the 2008 direct premium written,

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

55%, 27% and 7% of the 2007 direct premium written, and 53%, 28%, and 8% of the 2006 direct premium written. Consequently, changes in the California, New Jersey or Pennsylvania legal, regulatory or economic environment could adversely affect the Group.

For the year ending December 31, 2008, 2007 and 2006, there were no agents in the Group that individually produced greater than 5% of the Group’s direct written premiums.

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

Interest on fixed-income securities is credited to income as it accrues on the principal amounts outstanding, adjusted for amortization of premiums and accretion of discounts computed utilizing the effective interest rate method. Premiums and discounts on mortgage-backed securities are amortized/accreted using anticipated prepayments with changes in anticipated prepayments, which are evaluated semi-annually, accounted for prospectively. The model used to determine anticipated prepayment assumptions for mortgage-backed securities uses separate home sale, refinancing, curtailment, and full pay-off components, derived from a variety of industry sources as determined by the Group’s fixed income securities manager.

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

Cash and cash equivalents are carried at cost which approximates fair value. The Group considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Cash and cash equivalents as of December 31, 2008 and 2007 include restricted cash of $264 and $506, respectively, consisting of funds held for surety bonds.

(g)	Fair Values of Financial Instruments

The Group has used the following methods and assumptions in estimating its fair values:

Investments — The fair values for fixed-income securities available for sale are based on quoted market prices, when available. If not available, fair values are based on readily observable market data for similar securities or valuations based on models where significant inputs are observable. Fair values for marketable equity securities are based on quoted market prices.

Cash and cash equivalents — The carrying amounts reported in the consolidated balance sheet approximate their fair values.

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

The Group cedes insurance to unrelated insurers to limit its maximum loss exposure through risk diversification. Ceded reinsurance receivables and unearned premiums are reported as assets; loss and loss adjustment expense reserves are reported gross of ceded reinsurance credits, unless the reinsurance contract includes a right of offset. Premiums receivable is recorded gross of ceded premiums payable. An allowance for estimated uncollectible reinsurance is recorded based on an evaluation of balances due from reinsurers and other available information.

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

The Group applies the provisions of Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” to account for internally developed computer software costs. In accordance with SOP 98-1, the Group has capitalized $4,530, $2,499 and $942 in software development costs, respectively, in 2008, 2007 and 2006. These costs are amortized over their useful lives, ranging from three to five years, from the dates the systems technology becomes operational.

The carrying value of property and equipment is reviewed for recoverability including an evaluation of the estimated useful lives of such assets. Impairment is recognized only if the carrying amount of the property and equipment is not deemed recoverable. A change in the estimated useful lives of such assets is treated as a change in estimate and is accounted for prospectively.

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

The Group can make grants of qualified (ISO’s) and non-qualified stock options (NQO’s), and non-vested shares (restricted stock) under its stock incentive plan. Stock options are granted at exercise prices that are not less than market price at the date of grant, vest over a period of three or five years, and are outstanding for a period of ten years for ISO’s and ten years and one month for NQO’s. Restricted stock grants vest over a period of three to five years.

The Group applies the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment”, using the modified-prospective-transition method. The after-tax compensation expense recorded in the consolidated statements of earnings for stock options (net of forfeitures) for the years ended December 31, 2008, 2007 and 2006 was $234, $439, and $555 respectively. The after-tax compensation expense recorded in the consolidated statements of earnings for restricted stock (net of forfeitures) for the years ended December 31, 2008, 2007, and 2006 was $195, $336, and $442 respectively.

As of December 31, 2008, the Group has $0.5 million of unrecognized total compensation cost related to non-vested stock options and restricted stock. That cost will be recognized over the remaining weighted-average vesting period of 1.2 years, based on the estimated grant date fair value.

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

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Group determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Group has two reporting units with goodwill as of December 31, 2008 and 2007. The Group performed the annual impairment tests as of December 31, 2008 and 2007, and the results indicated that the fair value of the reporting units exceeded their carrying amounts.

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

(p)	Derivative Instruments and Hedging Activities

The Group entered into three interest rate swap agreements to hedge against interest rate risk on its floating rate Trust preferred securities. Interest rate swaps are contracts to convert, for a period of time, the floating rate of the Trust preferred securities into a fixed rate without exchanging the instruments themselves.

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

Earnings per share (EPS) is computed in accordance with SFAS No. 128, “Earnings per Share”. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of Diluted EPS reflects the effect of potentially dilutive securities. The denominator for basic and diluted EPS includes ESOP shares committed to be released.

(r)	Recent Accounting Pronouncements

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

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In October 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active (FSP SFAS 157-3), with an immediate effective date, including prior periods for which financial statements have not been issued. FSP SFAS 157-3 amends SFAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of SFAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction between market participants that is not a forced liquidation or distressed sale at the measurement date. The adoption of FSP SFAS 157-3 in the third quarter of 2008 did not have a material effect on the Group’s results of operations, financial position or liquidity.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162) to identify the sources of accounting principles and provide a framework for selecting the principles to be used in the preparation of financial statements in accordance with generally accepted accounting principles in the United States. The hierarchy of authoritative accounting guidance is not expected to change current practice but is expected to facilitate the FASB’s plan to designate as authoritative its forthcoming codification of accounting standards. This Statement is effective November 15, 2008. The adoption of SFAS 162 did not have a material impact on the Group’s results of operations or financial condition.

In December 2007, the FASB issued Revised SFAS No. 141R, Business Combinations (SFAS 141R), a replacement of SFAS 141, Business Combinations (SFAS 141). SFAS 141R provides revised guidance on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. In addition, it provides revised guidance on the recognition and measurement of goodwill acquired in the business combination. SFAS 141R also provides guidance specific to the recognition, classification, and measurement of assets and liabilities related to insurance and reinsurance contracts acquired in a business combination. SFAS 141R applies to business combinations for acquisitions occurring on or after January 1, 2009. Accordingly, SFAS 141R does not impact the Group’s previous transactions involving purchase accounting.

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

In June 2007, the Emerging Issues Task Force (EITF) of FASB issued EITF Issue No. 06-11 Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). EITF 06-11 requires that the tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options be recognized as an increase to additional paid-in capital. EITF 06-11, was effective on a prospective basis beginning with dividends declared in fiscal years beginning after December 15, 2007, and the Group adopted it in the first quarter of 2008. The adoption of EITF 06-11 did not have a material impact on the Group’s results of operations, financial condition, or liquidity.

(2)	INVESTMENTS

Net investment income, net realized investment gains (losses), and change in unrealized gains (losses) on investment securities are as follows.

Net investment income and net realized investment gains (losses):

	2008	2007	2006

Investment income:
Fixed income securities	$14,871	13,356	11,044
Equity securities	351	319	514
Cash and equivalents	369	613	614
Other	104	829	245

Gross investment income	15,695	15,117	12,417
Less investment expenses	1,759	2,064	2,347

Net investment income	13,936	13,053	10,070

Net realized gains (losses):
Fixed income securities	(3,832)	—	(402)
Equity securities, net	(1,740)	798	638
Mark-to-market valuation for interest rate swaps	(1,500)	(774)	(94)
Other	—	—	9

Net realized investment (losses) gains	(7,072)	24	151

Net investment income and net realized investment gains	$6,864	13,077	10,221

Investment expenses include salaries, advisory fees and other miscellaneous expenses attributable to the maintenance of investment activities.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The changes in net unrealized (losses) gains of securities are as follows:

	2008	2007	2006

Fixed-income securities	$752	3,575	747
Equity securities	(4,459)	(152)	(800)

	$(3,707)	3,423	(53)

The cost and estimated market value of available-for-sale fixed-income and equity investment securities at December 31, 2008 and 2007 are shown below.

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost(1)	Gains	Losses	Value

2008
Fixed-income securities, available for sale:
U.S. government and government agencies(2)	$84,747	3,242	14	87,975
Obligations of states and political subdivisions	143,042	3,206	1,123	145,125
Industrial and miscellaneous	77,859	1,404	1,764	77,499
Mortgage-backed securities	25,427	122	2,061	23,488

Total fixed maturities	331,075	7,974	4,962	334,087

Equity securities:
At estimated market value	9,232	1,365	394	10,203

Total	$340,307	9,339	5,356	344,290

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost(1)	Gains	Losses	Value

2007
Fixed-income securities, available for sale:
U.S. government and government agencies(2)	$83,016	814	115	83,715
Obligations of states and political subdivisions	142,873	1,230	77	144,026
Industrial and miscellaneous	65,109	552	453	65,208
Mortgage-backed securities	30,980	412	103	31,289

Total fixed maturities	321,978	3,008	748	324,238

Equity securities:
At estimated market value	12,500	5,726	296	17,930

Total	$334,478	8,734	1,044	342,168

(1)	Original cost of equity and fixed-income securities adjusted for other than temporary impairment writedowns and amortization of premium and accretion of discount.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(2)	Includes approximately $66,576 and $68,696 (cost) and $56,142 and $48,840 (fair value) of mortgage-backed securities implicitly or explicitly backed by the U.S. government and government agencies as of December 31, 2008 and 2007, respectively.

The following table shows our Industrial and miscellaneous fixed income securities and equity holdings by industry sector:

	December 31, 2008		December 31, 2007
	Cost	Fair Value	Cost	Fair Value
	(In thousands)

Industrial and miscellaneous
Fixed income securities
Financial	$36,520	$36,065	$35,784	$35,603
Retail specialty	27,561	27,810	19,434	19,601
Energy	9,680	9,444	4,298	4,355
Pharmaceutical	2,249	2,320	2,747	2,792
Information Technology	1,849	1,860	2,846	2,857

Total	$77,859	$77,499	$65,109	$65,208

Equity securities
Financial	$2,329	$2,343	$4,364	$6,007
Retail specialty	4,117	4,565	4,083	6,037
Energy	746	1,135	953	1,620
Pharmaceutical	794	974	840	1,379
Information Technology	1,246	1,186	1,637	2,115
Transportation	—	—	623	772

Total	$9,232	$10,203	$12,500	$17,930

The estimated market value and unrealized loss for securities in a temporary unrealized loss position as of December 31, 2008 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$2,460	$4	$951	$10	$3,411	$14
Obligations of states and political subdivisions	25,847	564	2,108	559	27,955	1,123
Corporate securities	39,226	1,528	2,535	236	41,761	1,764
Mortgage-backed securities	19,277	1,241	2,761	820	22,038	2,061

Total fixed maturities	86,810	3,337	8,355	1,625	95,165	4,962

Total equity securities	2,232	363	69	31	2,301	394

Total securities in a temporary unrealized loss position	$89,042	$3,700	$8,424	$1,656	$97,466	$5,356

Fixed maturity investments with unrealized losses for less than twelve months are primarily due to changes in the interest rate environment. At December 31, 2008 the Group has 11 fixed maturity securities with unrealized

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

losses for more than twelve months. Of the 11 securities with unrealized losses for more than twelve months, all of them have fair values of no less than 72% of book value. The Group does not believe these declines are other than temporary due to the credit quality of the holdings. The Group currently has the ability and intent to hold these securities until recovery. However, future write-downs may become necessary in light of unprecedented market and liquidity disruptions.

There are 12 common stock securities that are in an unrealized loss position at December 31, 2008. All of these securities have been in an unrealized loss position for less than 6 months. There are 4 preferred stock securities that are in an unrealized loss position at December 31, 2008. Three preferred stock securities have been in an unrealized loss position for less than 8 months. One preferred stock security has been in an unrealized loss position for more than twelve months. The Group does not believe these declines are other than temporary as a result of reviewing the circumstances of each such security in an unrealized loss position. The Group currently has the ability and intent to hold these securities until recovery. However, future write-downs may become necessary in light of unprecedented market and liquidity disruptions.

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

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The amortized cost and estimated fair value of fixed-income securities at December 31, 2008, by contractual maturity, are shown below (note that mortgage-backed securities in the below table include securities backed by the U.S. government and agencies). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$24,377	24,452
Due after one year through five years	90,786	92,092
Due after five years through ten years	93,830	95,860
Due after ten years	30,079	29,499

	239,072	241,903
Mortgage-backed securities	92,003	92,184

	$331,075	334,087

The gross realized gains and losses on investment securities are as follows:

	2008	2007	2006

Gross realized gains	$1,698	1,032	1,023
Gross realized losses	(8,770)	(1,008)	(872)

	$(7,072)	24	151

In the years ended December 31, 2008, 2007 and 2006, we recorded a pre-tax charge to earnings of $6.2 million, $0.1 million and $0.1 million, respectively, for write-downs of other than temporarily impaired securities (OTTI).

During the second half of 2008, there were significant disruptions to the financial and equity markets. This resulted from, in part, failures of financial institutions on an unprecedented scale, and caused a significant reduction in liquidity and trading flows in the credit markets in addition to a dramatic widening in credit spreads. Such impacts affected the valuations of both the fixed income and equity securities held by the Group.

Of the $6.2 million in 2008 OTTI write-downs, $3.9 million related to 11 fixed-income securities including the following:

•	$0.5 million relating to one residential mortgage-backed security. This charge resulted from increased delinquency and default rates.

•	$0.8 million relating to four asset-backed securities. These charges related to issuer-specific credit events that revolved around the performance of the underlying collateral, which had materially deteriorated. In general, these securities were experiencing increased conditional default rates and expected loss severities.

•	$2.6 million relating to six corporate bonds. These charges were also due to issuer-specific events which lead to a deteriorated financial condition.

Of the $6.2 million in 2008 OTTI write-downs, $2.3 million related to 33 equity securities, including the following:

•	$1.4 million on 29 equity securities related to issuer-specific events which led to a deteriorated financial condition.

•	$0.9 million on four preferred stock securities, of which the largest write-off related to an issuer that has incurred large losses on mortgage guarantee insurance coverage on residential mortgage loans.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Proceeds from sales and maturities of securities were $46,845, $39,027 and $152,438 in 2008, 2007, and 2006, respectively.

Accumulated other comprehensive income was net of deferred income taxes of $1,353 and $2,615 applicable to net unrealized investment gains at December 31, 2008 and 2007, respectively.

The amortized cost of invested securities on deposit with regulatory authorities at December 31, 2008 and 2007 was $4,911 and $4,913, respectively.

(3)	DEFERRED POLICY ACQUISITION COSTS

Changes in deferred policy acquisition costs are as follows:x

	2008	2007	2006

Balance, January 1	$20,528	16,708	10,789
Acquisition costs deferred	41,349	42,583	38,613
Amortization charged to earnings	(41,684)	(38,763)	(32,694)

Balance, December 31	$20,193	20,528	16,708

(4)	PROPERTY AND EQUIPMENT

Property and equipment was as follows:

	2008	2007

Property and equipment:
Land	$1,720	1,720
Buildings and improvements	7,846	7,504
Furniture, fixtures, and equipment	20,606	15,659

	30,172	24,883
Accumulated depreciation	(14,028)	(11,827)

	$16,144	13,056

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(5)	LIABILITIES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

Activity in the liabilities for losses and loss adjustment expenses is summarized as follows:

	2008	2007	2006

Balance at January 1	$274,399	$250,455	$211,679
Less reinsurance recoverable on unpaid losses and loss expenses	(82,382)	(85,933)	(78,744)

Net balance, January 1	192,017	164,522	132,935
Incurred related to:
Current year	89,088	83,015	79,275
Prior years	6,131	8,171	8,422

Total incurred	95,219	91,186	87,697

Paid related to:
Current year	24,521	22,589	23,284
Prior years	44,753	41,102	32,826

Total paid	69,274	63,691	56,110

Net balance, December 31	217,962	192,017	164,522
Plus reinsurance recoverable on unpaid losses and loss expenses	86,038	82,382	85,933

Balance at December 31	$304,000	$274,399	$250,455

The balance at December 31, 2008, 2007, and 2006 is recorded net of reserves for salvage and subrogation in the amounts of $7,629, $6,140, and $4,284, respectively.

As a result of changes in estimates of insured events in prior years, the liabilities for losses and loss adjustment expenses increased by $6.1 million, $8.2 million and $8.4 million in 2008, 2007 and 2006, respectively.

The following table presents the (increase) decrease in the liability for unpaid losses and loss adjustment expenses attributable to insured events of prior years incurred in the year ended December 31, 2008 by line of business. Amounts shown in the 2005 column of the table include all 2005 and prior accident year development for FPIC, which was acquired on October 1, 2005, and accounted for as a purchase business combination.

		Loss Events of Indicated Prior Years
					2004
	Total	2007	2006	2005	and Prior
	(In thousands)

Commercial multi-peril	$(9,220)	$1,146	$(641)	$(9,388)	$(337)
Commercial automobile	3,041	1,234	1,645	280	(118)
Other liability	869	1,619	988	(1,727)	(11)
Workers’ compensation	413	45	320	(48)	96
Homeowners	(1,093)	(9)	(189)	(560)	(335)
Personal automobile	(98)	133	109	(50)	(290)
Other lines	(43)	(392)	649	(306)	6

Net 2008 (unfavorable) favorable prior year development	$(6,131)	$3,776	$2,881	$(11,799)	$(989)

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table presents, by line of business, the change in the liability for unpaid losses and loss adjustment expenses incurred in the years ended December 31, 2008, 2007 and 2006, for insured events of prior years.

Prior year favorable (unfavorable) development, by line of business, reported in:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Commercial multi-peril	$(9,220)	$(5,911)	$(9,618)
Commercial automobile	3,041	2,504	1,968
Other liability	869	(4,388)	292
Workers’ compensation	413	787	(525)
Homeowners	(1,093)	(1,220)	55
Personal automobile	(98)	(101)	(571)
Other lines	(43)	158	(23)

Net unfavorable prior year development	$(6,131)	$(8,171)	$(8,422)

We evaluate our estimated ultimate liability by line of business on a quarterly basis. The establishment of loss and loss adjustment expense reserves is an inherently uncertain process and reserve uncertainty stems from a variety of sources. Court decisions, regulatory changes and economic conditions, among other factors, can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Similarly, actual experience, including the number of claims and the severity of claims, to the extent it varies from data previously used or projected, will be used to update the projected ultimate liability for losses, by accident year and line of business. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such changes are made. A discussion of factors contributing to an (increase) decrease in the liability for unpaid losses and loss adjustment expenses (as shown in the chart immediately above) for the Group’s major lines, representing 92% of net loss and loss adjustment reserves at December 31, 2008, follows:

Commercial multi-peril

With $163.0 million, $140.0 million, and $120.1 million of recorded reserves, net of reinsurance, at December 31, 2008, 2007 and 2006, respectively, commercial multi-peril is the line of business that carries the largest net loss and loss adjustment expense reserves, representing 75%, 73%, and 73%, respectively, of the Group’s total carried net loss and loss adjustment expense reserves at December 31, 2008, 2007, and 2006.

The commercial multi-peril line of business experienced adverse prior year development of $9.2 million in 2008, $5.9 million in 2007 and $9.6 million in 2006. The majority of this development relates to the West coast contractor liability book of business. Contractor liability claims, particularly construction defect claims, are long-tailed in nature and develop over a period of ten to twelve years.

The adverse development in 2008 and 2007 was driven by higher than expected reported construction defect claim activity, particularly on the 1998 through 2002 accident years. The adverse development in 2006 was driven by increases in case reserve estimates on claims reported prior to 2006. The adverse development in 2008, 2007 and 2006 includes ($0.4) million, $0.7 million and $2.8 million, respectively, in reserve increases related to accident years 1997 and prior which are pre-Montrose claims.

The adverse development in 2008, 2007 and 2006 also includes $1.9 million, $0.5 million and $1.1 million, respectively, in post-commutation reserve increases for losses formerly subject to reinsurance treaties.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In 2008 there was $3.5 million in favorable development on accident years 2003 through 2005, due to lower than expected loss emergence. In 2007 and 2006 there was no development on the 2003 through 2005 accident years. The favorable development was driven by a decrease in claim frequency for accident years 2003 through 2005.

The variances from previous expectations in the loss activity described above were taken into account in evaluating the ultimate liability for losses and loss adjustment expenses.

Commercial automobile

With $21.6 million, $16.6 million, and $13.4 million of recorded reserves, net of reinsurance, at December 31, 2008, 2007, and 2006, respectively, commercial automobile is the Group’s second largest reserved line of business, representing 10%, 9%, and 8%, respectively, of the Group’s total carried net loss and loss adjustment expense reserves at December 31, 2008, 2007 and 2006.

The commercial automobile line of business experienced favorable prior year development of $3.0 million in 2008, $2.5 million in 2007 and $2.0 million in 2006.

The favorable development on the commercial automobile line of business reflects a reduction in claims frequency for the recent accident years and a lower than expected emergence of losses, particularly on the Group’s heavy truck programs like Ready Mix and Aggregate Haulers.

The variances from previous expectations in the loss activity described above were taken into account in evaluating the ultimate liability for losses and loss adjustment expenses.

Other liability

With $8.9 million, $12.4 million, and $9.3 million of recorded reserves, net of reinsurance, at December 31, 2008, 2007, and 2006, respectively, other liability is the Group’s third largest reserved line of business, representing 4%, 6%, and 6%, respectively, of the Group’s total carried net loss and loss adjustment expense reserves at December 31, 2008, 2007 and 2006.

The other liability line of business experienced favorable prior year development of $0.9 million in 2008, adverse development of $4.4 million in 2007, and favorable development of $0.3 million in 2006.

The adverse development on the other liability line of business in 2007 was primarily the result of an increase in litigation activity resulting in larger than expected settlements and increased litigation expense.

The variances from previous expectations in the loss activity described above were taken into account in evaluating the ultimate liability for losses and loss adjustment expenses.

Workers compensation

With $7.6 million, $7.6 million, and $7.3 million of recorded reserves, net of reinsurance, at December 31, 2008, 2007, and 2006, respectively, workers compensation represents 3%, 4%, and 4%, respectively, of the Group’s total carried net loss and loss adjustment expense reserves at December 31, 2008, 2007 and 2006. A portion of this business is assumed from the National Involuntary Pool managed by the National Council on Compensation Insurance (NCCI).

Workers compensation reserves developed favorably in 2008 by $0.4 million, and in 2007 by $0.8 million, and developed adversely in 2006 by $0.5 million. The adverse development in 2006 occurred predominantly on business assumed from the National Involuntary Pool managed by the National Council on Compensation Insurance (NCCI).

The actuarial data reported to us by the NCCI is very volatile with significant upward and downward swings.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Workers compensation losses are impacted heavily by medical cost increases which have been significant recently.

The variances from previous expectations in the loss activity described above were taken into account in evaluating the ultimate liability for losses and loss adjustment expenses.

All Other lines

The remaining lines of business, which collectively contributed approximately $1.2 million, $1.2 million, and $0.5 million of adverse development for the years ended December 31, 2008, 2007, and 2006, respectively, do not individually reflect any significant trends related to prior year development.

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

In the ordinary course of business, the Group seeks to limit its exposure to loss on individual claims and from the effects of catastrophes by entering into reinsurance contracts with other insurance companies. Reinsurance is ceded on excess of loss and pro-rata bases with the Group’s retention not exceeding $850, $750 and $500 per occurrence in 2008, 2007 and 2006, respectively. Insurance ceded by the Group does not relieve it of its primary liability as the originating insurer.

In conjunction with the renewal of the reinsurance program in 2008 and 2007, the prior year reinsurance treaties were terminated on a run-off basis, which requires that for policies in force as of the prior year end, these reinsurance agreements continue to cover losses occurring on these policies in the future. Therefore, the Group will continue to remit premiums to and collect reinsurance recoverables from these syndicates of reinsurers as the underlying business runs off.

Effective January 1, 2006, FPIC restructured its property reinsurance agreement covering the first $2,000 of loss from an 80% quota share to a $1,650 excess of $350 excess of loss contract to take advantage of the Group’s capital. The restructuring also included the assumption of ceded unearned premium at January 1, 2006 by FPIC from the 2005 property quota share and casualty excess of loss agreements. These assumed premiums were then ceded into the respective 2006 treaties, which due to the reduced ceding rates, resulted in a $5.6 million increase in net written and earned premium for the year ended December 31, 2006. There was no similar impact in 2008 and 2007 relating to this restructuring.

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

During the third quarter of 2006, the Group commuted all reinsurance agreements with Alea North America Insurance Company (Alea). These reinsurance agreements included participation in the property quota share and

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

casualty excess of loss treaties. As a result of the commutation, the Group received a cash payment of $4.5 million, and recorded a pre-tax net loss on commutation of $0.2 million.

During the fourth quarter of 2008, the Group commuted all reinsurance agreements with St Paul Fire and Marine Insurance Company. These reinsurance agreements included participation in the property quota share and casualty excess of loss treaties. As a result of the commutation the Group received a cash payment of $2.5 million, and recorded a pre-tax net gain on commutation of $0.9 million.

The effect of reinsurance on premiums written and earned is as follows:

	2008	2007	2006

Premiums written:
Direct	$165,377	182,907	185,745
Assumed	1,058	1,383	2,374
Ceded	(19,083)	(24,623)	(42,328)

Net	$147,352	159,667	145,791

Premiums earned:
Direct	$172,817	176,395	182,633
Assumed	1,233	1,801	2,539
Ceded	(21,473)	(31,521)	(47,499)

Net	$152,577	146,675	137,673

The effect of reinsurance on unearned premiums as of December 31, 2008 and 2007 is as follows:

	2008	2007

Unearned Premiums:
Direct	$80,048	87,487
Assumed	360	537

Gross	$80,408	88,024

The effect of reinsurance on the liability for losses and loss adjustment expenses, and on losses and loss adjustment expenses incurred is as follows:

	2008	2007

Liability:
Direct	$297,988	268,438
Assumed	6,012	5,961

Gross	$304,000	274,399

	2008	2007	2006

Losses and loss expenses incurred:
Direct	$110,150	107,141	115,995
Assumed	1,043	1,185	3,908
Ceded	(15,974)	(17,140)	(32,206)

Net	$95,219	91,186	87,697

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

The Group maintains a 401(k) qualified retirement savings plan covering substantially all employees. Benefits are based on an employee’s annual compensation, with new employees participating after a six-month waiting period. The Group matches a percentage of each employees’ pre-tax contribution and also contributes an amount equal to 2% of each employee’s annual compensation. Deferral amounts in excess of the qualified plan limitations, as well as Group contributions on such compensation, are funded into nonqualified plans benefiting affected individuals. The cost for these benefits was $628, $510 and $469 for 2008, 2007 and 2006, respectively. In addition, the Group generally makes a discretionary contribution each year, based on Group profitability, to both the qualified 401(k) plan, and, where applicable, to the nonqualified plans. The cost for this portion of the retirement plan was $492, $463 and $389 for 2008, 2007 and 2006, respectively.

The Group has an unfunded noncontributory defined benefit plan for its directors. The plan provides for monthly payments for life upon retirement, with a minimum payment period of ten years. The net periodic benefit cost for this plan amounted to $118, $166, and $145 for 2008, 2007, and 2006 respectively. Assumptions used in estimating the projected benefit obligation of the plan are the discount rate (6.5% in 2008 and 6.3% in 2007) and retirement age (65). Benefit payments for the plan were $34 in 2008, 2007 and 2006. Costs accrued under this plan amounted to $1,315 and $1,301 at December 31, 2008 and 2007, respectively.

The Group also maintains nonqualified deferred compensation plans for its directors and officers. Under the plans, participants may elect to defer receipt of all or a portion of their fees or salary amounts, although there is no match by the Group. Amounts deferred by directors and officers, together with accumulated earnings, are distributed either as a lump sum or in installments over a period of not greater than ten years. Deferred compensation, including accumulated earnings, amounted to $1,505 and $1,438 at December 31, 2008 and 2007, respectively.

The Group has purchased Company-owned life insurance covering key individuals. The Group’s cost, net of increases in cash surrender value, for the Company-owned life insurance was $125, $(208) and $(23) for the years ended December 31, 2008, 2007 and 2006, respectively. The cash surrender value of the Company-owned life insurance totaled $1,557 and $1,548 at December 31, 2008 and 2007, respectively, and is included in other assets.

On December 15, 2003, MIG was formed from the conversion of Mercer Mutual Insurance Company from the mutual to the stock form of ownership (“the Conversion”). The Group established an Employee Stock Ownership Plan (ESOP) and issued 626,111 shares to the ESOP at the Conversion offering price. The ESOP signed a promissory note in the amount of $6,261 to purchase the shares, which is due in 10 equal annual installments with interest at 4%. Shares purchased are held in a suspense account for allocation among participating employees as the loan is repaid, and are allocated to participants based on compensation as described in the plan. During 2008, 2007 and 2006, 62,611 shares were allocated to employee participants. Compensation expense equal to the fair value of the shares allocated is recognized ratably over the period that the shares are committed to be allocated to the employees. In 2008, 2007 and 2006 the Group recognized compensation expense of $1,014, $1,175 and $1,253, respectively, related to the ESOP. As of December 31, 2008, the cost of the 250,445 shares issued to the ESOP but not yet allocated to its employee participants is classified within equity as unearned ESOP shares.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(8)	FEDERAL INCOME TAXES

The tax effect of temporary differences that give rise to the Group’s net deferred tax asset as of December 31 is as follows:

	2008	2007

Net loss reserve discounting	$7,170	6,708
Net unearned premiums	5,013	5,397
Compensation and benefits	1,339	1,269
Market discount on investments	220	325
Contingent ceding commission payable	3,115	4,190
Impairment of investments	2,311	102
Other	885	432

Deferred tax assets	20,053	18,423

Deferred policy acquisition costs	6,866	6,980
Unrealized net gain on investments	1,353	2,615
Depreciation	1,043	292
Other	977	866

Deferred tax liabilities	10,239	10,753

Net deferred tax asset	$9,814	7,670

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes it is more likely than not the Group will realize the benefits of the deferred tax assets at December 31, 2008 and 2007.

Actual income tax expense differed from expected tax expense, computed by applying the United States federal corporate income tax rate of 34% to income before income taxes, as follows:

	2008	2007	2006

Expected tax expense	$3,532	6,796	5,129
Tax-exempt interest	(1,545)	(1,392)	(1,115)
Dividends received deduction	(71)	(65)	(104)
Non-deductible ESOP expense	132	187	213
Non-deductible options expense	68	86	74
Graduated tax rate adjustment	—	190	245
Company-owned life insurance	43	(71)	(8)
Other	(3)	23	15

Income tax expense	$2,156	5,754	4,449

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The components of the provision for income taxes are as follows:

	2008	2007	2006

Current	$3,063	6,721	8,617
Deferred	(907)	(967)	(4,168)

Income tax expense	$2,156	5,754	4,449

On January 1, 2007, the Group adopted FIN 48. As a result of adoption, the Group recognized a previously unrecognized tax benefit of approximately $0.2 million relating to merger-related expenses for the FPIG acquisition that took place October 1, 2005. The application of FIN 48 for this unrecognized tax benefit resulted in a corresponding reduction to goodwill relating to the FPIG acquisition of $0.2 million. The adoption of FIN 48 did not result in any adjustments to beginning retained earnings, nor have a significant effect on operations, financial condition or liquidity. As of December 31, 2008, the Group has no unrecognized tax benefits. The Group’s policy is to account for interest and penalties as a component of other expenses. The Group files income tax returns in the federal jurisdiction and various states.

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

In 2007, the Group evaluated its methodology for allocating costs to its lines of business and adopted changes to such methodology in order to more accurately reflect the allocation of joint costs. This resulted in allocating less joint cost to the personal lines of business and more joint cost to the commercial lines of business, but with no net change in cost allocated to personal lines and commercial lines in the aggregate. Related 2006 amounts have been reclassified to reflect this change in allocation methodology:

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Financial data by segment is as follows:

	2008	2007	2006

Revenues:
Net premiums earned:
Commercial lines	$132,425	$125,427	$115,461
Personal lines	20,152	21,248	22,212

Total net premiums earned	152,577	146,675	137,673
Net investment income	13,936	13,053	10,070
Net realized investment (losses) gains	(7,072)	24	151
Other	2,021	1,929	2,035

Total revenues	$161,462	$161,681	$149,929

Income before income taxes:
Underwriting income (loss):
Commercial lines	$4,246	$5,964	$4,246
Personal lines	(1,423)	234	(60)

Total underwriting income	2,823	6,198	4,186
Net investment income	13,936	13,053	10,070
Net realized investment (losses) gains	(7,072)	24	151
Other	703	714	677

Income before income taxes	$10,390	$19,989	$15,084

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(10)	STATUTORY FINANCIAL INFORMATION

A reconciliation of the Group’s statutory net income and surplus to the Group’s net income and stockholders’ equity, under U.S. generally accepted accounting principles, is as follows:

	2008	2007	2006

Net income:
Statutory net income	$10,991	12,280	8,173
Deferred policy acquisition costs	(335)	3,820	1,027
Deferred federal income taxes	406	733	4,168
Dividends from affiliates	(3,036)	(2,002)	(1,501)
Parent holding company loss	(585)	(1,226)	(1,816)
Other	793	630	584

GAAP net income	$8,234	14,235	10,635

Surplus:
Statutory surplus	$125,964	126,910
Deferred policy acquisition costs	20,193	20,528
Deferred federal income taxes	(1,477)	(3,354)
Nonadmitted assets	10,354	6,518
Unrealized gain on fixed-income securities	3,012	2,260
Holding company	(19,758)	(18,643)
Other	(1,018)	(813)

GAAP stockholders’ equity	$137,270	133,406

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

All dividends from MIC to MIG require prior notice to the Pennsylvania Insurance Department. All “extraordinary” dividends require advance approval. A dividend is deemed “extraordinary” if, when aggregated with all other dividends paid within the preceding 12 months, the dividend exceeds the greater of (a) statutory net income (excluding realized capital gains) for the preceding calendar year or (b) 10% of statutory surplus as of the preceding December 31. As of December 31, 2008, the amount available for payment of dividends from MIC in 2009, without the prior approval, is approximately $5.7 million.

All dividends from FPIC to FPIG (wholly owned by MIG) require prior notice to the California Department of Insurance. All “extraordinary” dividends require advance approval. A dividend is deemed “extraordinary” if, when aggregated with all other dividends paid within the preceding 12 months, the dividend exceeds the greater of

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(a) statutory net income for the preceding calendar year or (b) 10% of statutory surplus as of the preceding December 31. As of December 31, 2008, the amount available for payment of dividends from FPIC in 2009, without the prior approval, is approximately $6.4 million.

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

(11)	GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

	2008	2007

Intangible assets subject to amortization	$484	484
Less accumulated amortization	(195)	(122)

Net intangible assets subject to amortization	$289	362

Amortization expense for intangible assets subject to amortization was $73 in 2008 and $54 in 2007 and 2006. Estimated amortization expense for 2009 and future years is as follows:

2009	$91
2010	69
2011	47
2012	47
2013	35
Thereafter	—

Total estimated amortization	$289

The Group carries goodwill on its balance sheet in connection with the acquisitions of FHC and FPIG. The change in the carrying amount of goodwill for these acquisitions for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007

Balance beginning of year	$5,416	5,625
Adjustment to goodwill for adoption of FIN 48	—	(209)

Balance end of year	$5,416	5,416

Goodwill was reduced by $209 as a result of the adoption of FIN 48 as of January 1, 2007.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(12)	EARNINGS PER SHARE

The computation of basic and diluted earnings per share is as follows:

	Year Ended December 31
	2008	2007	2006

Numerator for basic and diluted earnings per share:
Net income	$8,234	$14,235	$10,635

Denominator for basic earnings per share:
weighted average shares outstanding	6,217	6,144	6,023
Effect of stock incentive plans	127	181	199
Denominator for diluted earnings per share :

weighted average shares outstanding	6,344	6,325	6,222

Basic earnings per share	$1.32	$2.32	$1.77

Diluted earnings per share	$1.30	$2.25	$1.71

The denominator for diluted earnings per share does not include the effect of outstanding stock options that have an anti-dilutive effect. For the years ended December 31, 2008, 2007 and 2006, 115,000, 40,000 and 40,000 stock options, respectively, were considered to be anti-dilutive and were excluded from the earnings per share calculation.

(13)	SHARE-BASED COMPENSATION

The Group adopted the Mercer Insurance Group, Inc. 2004 Stock Incentive Plan (the Plan) on June 16, 2004. Awards under the Plan may be made in the form of incentive stock options, nonqualified stock options, restricted stock or any combination to employees and non-employee Directors. At adoption, the Plan initially limited to 250,000 the number of shares that may be awarded as restricted stock, and to 500,000 the number of shares for which incentive stock options may be granted. The total number of shares initially authorized in the Plan was 876,555 shares, with an annual increase equal to 1% of the shares outstanding at the end of each year. As of December 31, 2008, the Plan’s authorization has been increased under this feature to 1,141,565 shares. The Plan provides that stock options and restricted stock awards may include vesting restrictions and performance criteria at the discretion of the Compensation Committee of the Board of Directors. The term of options may not exceed ten years for incentive stock options, and ten years and one month for nonqualified stock options, and the option exercise price may not be less than fair market value on the date of grant. All grants made under the Plan employ graded vesting over vesting periods of 3 or 5 years for restricted stock, incentive stock options, and nonqualified stock option grants, and include only service conditions. During 2008 and 2007, the Group made no grants of restricted stock, incentive stock options and non-qualified stock options. During 2006, restricted stock grants of 10,000 shares were made, and there were 26,550 Incentive Stock Options and 13,450 nonqualified options granted. There were 2,500 stock options and 1,000 shares of restricted stock forfeited in 2008.

In determining the charge to the consolidated statement of earnings for 2008, 2007 and 2006, the fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The significant assumptions utilized in applying the Black-Scholes-Merton option pricing model are the risk-free interest rate, expected term, dividend yield, and expected volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model. The expected term of an option award is based on expected experience of the awards. The dividend yield is determined by dividing the per share-dividend by the grant date stock price. The expected volatility is based on the volatility of the Group’s stock price over a historical period. The weighted average

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

assumptions used in applying the Black-Scholes-Merton model are shown below (there were no options granted in 2008 and 2007):

For the Year Ended
December 31,
2006

Risk-free interest rate	4.62%
Expected term	6.9 years
Dividend yield	0.77%
Expected volatility	30.94%
Weighted-average fair value of options granted	$11.05

Information regarding 2008 stock option activity in the Plan is presented below:

		Weighted Average
	Number of	Exercise Price
	Shares	per Share

Outstanding at December 31, 2007	603,200	$13.24
Granted — 2008	—	—
Exercised — 2008	—	—
Forfeited — 2008	(2,500)	12.21

Outstanding at December 31, 2008	600,700	$13.24

Exercisable at:
December 31, 2008		545,867 shares
Weighted-average remaining contractual life		5.5 years
Compensation remaining to be recognized for unvested stock options at December 31, 2008 (millions)		$0.3
Weighted-average remaining amortization period		1.4 years
Aggregate Intrinsic Value of outstanding options, December 31, 2008 (millions)		$0.2
Aggregate Intrinsic Value of exercisable options, December 31, 2008 (millions)		$0.2

Information regarding unvested restricted stock activity in the Plan in 2008 is below:

		Weighted Average
	Number of	Exercise Price
	Shares	per Share

Unvested restricted stock at December 31, 2007	44,584	$14.66
Granted — 2008	—	—
Vested — 2008	(20,792)	14.12
Forfeited — 2008	(1,000)	12.21

Unvested restricted stock at December 31, 2008	22,792	$15.26

Compensation remaining to be recognized for unvested restricted stock at December 31, 2008 (millions)		$0.2
Weighted-average remaining amortization period		0.9 years

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Information regarding 2007 stock option activity in the Plan is presented below:

		Weighted Average
	Number of	Exercise Price
	Shares	per Share

Outstanding at December 31, 2006	636,700	$13.21
Granted — 2007	0	0.00
Exercised — 2007	(14,100)	12.43
Forfeited — 2007	(19,400)	12.85

Outstanding at December 31, 2007	603,200	$13.24

Exercisable at:
December 31, 2007	509,533	$12.57
Weighted-average remaining contractual life		6.6 years
Compensation remaining to be recognized for unvested stock options at December 31, 2008 (millions)		$0.5
Weighted-average remaining amortization period		2.2 years
Aggregate Intrinsic Value of outstanding options, December 31, 2007 (millions)		$3.2
Aggregate Intrinsic Value of exercisable options, December 31, 2007 (millions)		$2.8

Information regarding unvested restricted stock activity in the Plan in 2007 is below:

		Weighted Average
	Number of	Exercise Price
	Shares	per Share

Unvested restricted stock at December 31, 2006	106,334	$13.61
Granted — 2007	0	0.00
Vested — 2007	(58,750)	12.89
Forfeited — 2007	(3,000)	12.21

Unvested restricted stock at December 31, 2007	44,584	$14.66

Compensation remaining to be recognized for unvested restricted stock at December 31, 2007 (millions)		$0.5
Weighted-average remaining amortization period		1.8 years

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Information regarding 2006 stock option activity in Mercer Insurance Group’s Plan is presented below:

		Weighted Average
	Number of	Exercise Price
	Shares	per Share

Outstanding at December 31, 2005	659,200	$12.42
Granted — 2006	40,000	25.89
Exercised — 2006	—	—
Forfeited — 2006	(62,500)	13.04

Outstanding at December 31, 2006	636,700	$13.21

Exercisable at:
December 31, 2006	339,533	$12.47
Weighted-average remaining contractual life		7.8 years
Compensation remaining to be recognized for unvested stock options at December 31, 2006 (millions)		$1.1
Weighted-average remaining amortization period		1.9 years
Aggregate Intrinsic Value of outstanding options, December 31, 2006 (millions)		$4.5
Aggregate Intrinsic Value of exercisable options, December 31, 2006 (millions)		$2.7

Information regarding unvested restricted stock activity in Mercer Insurance Group’s Plan in 2006 is below:

		Weighted Average
	Number of	Exercise Price
	Shares	per Share

Unvested restricted stock at December 31, 2005	166,417	$12.29
Granted — 2006	10,000	26.87
Vested — 2006	(56.083)	12.22
Forfeited — 2006	(14,000)	13.08

Unvested restricted stock at December 31, 2006	106,334	$13.61

Compensation remaining to be recognized for unvested restricted stock at December 31, 2006 (millions)		$1.1
Weighted-average remaining amortization period		2.0 years

(14)	COMMITMENTS AND CONTINGENCIES

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

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2008, the Group occupied office space and leased equipment and vehicles under various operating leases that have remaining non-cancelable lease terms in excess of one year. A summary of minimum future lease commitments as of December 31, 2008 follows:

Minimum
Requirements

Year ending December 31:
2009	$422
2010	58
2011	27
2012	13

$520

Rental expenses were $422, $437, and $474 were incurred for the years ended December 31, 2008, 2007, and 2006, respectively.

The Group leases approximately 25,000 square feet for the its West coast operations in Rocklin, California. The current building lease expires on December 31, 2009, with two five-year options for extension after December 31, 2009. In lieu of remaining in the leased facility, the Gtoup began construction on a new 41,000 square foot building on the 2.9 acres of land it owns adjacent to the leased building. The cost of the project is estimated to be $6.7 million, including improvements and building permits and fees.

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

Pursuant to the protests, the Group has received $4.3 million in 2007 as a reimbursement of protested payments of retaliatory tax, including accrued interest, previously made by the Group for the periods 1999-2004. The refund has been recorded, after reduction for Federal income tax, in the amount of $2.8 million in the 2007 consolidated statement of earnings, with $2.5 million recorded in the quarter ended June 30, 2007, and $0.3 million recorded in the quarter ended September 30, 2007. The allocation of the refund to pre-tax earnings included an increase to net investment income of $720,000, with $687,000 of that amount recognized in the quarter ended June 30, 2007, and $33,000 recognized in the quarter ended September 30, 2007, for the interest received on the refund, and $3.6 million as a reduction to Other Expense to recognize the recovery of amounts previously charged to Other Expense, with $3.1 million of the amount recognized in the quarter ended June 30, 2007, and $0.5 million recognized in the quarter ended September 30, 2007.

(16)	RELATED-PARTY TRANSACTIONS

The Group produces a large percentage of its business through one insurance agent, Davis Insurance Agency (Davis), the owner of which is also a Board member of the Group. In 2008, 2007 and 2006, premiums written through Davis totaled 4%, 4% and 4%, respectively, of the Group’s direct written premiums. Commissions paid to Davis were $1,115, $1,177 and $1,187 in 2008, 2007 and 2006, respectively.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Van Rensselaer, Ltd., which is owned by William V.R. Fogler, a director, has provided equities investment management services to the Group since the year 1980. Fees to Van Rensselaer, Ltd. amounted to $124, $128 and $117 in 2008, 2007 and 2006, respectively.

Thomas, Thomas & Hafer of Harrisburg, PA is a law firm the Group uses for claims handling assistance. The brother of the Chief Executive Officer of the Group is a partner of the firm. Fees to Thomas, Thomas & Hafer amounted to $77, $60 and $73 in 2008, 2007 and 2006, respectively.

(17)	LINE OF CREDIT

As of December 31, 2008 and 2007, FPIG owed $3,000 under a $7,500 and $5,000 bank line of credit, respectively. The line of credit bears interest at the bank’s base rate or an optional rate based on LIBOR. The effective annual interest rate as of December 31, 2008 and 2007 was 3.25% and 7.25%, respectively. The line of credit includes covenants to maintain certain financial requirements including a minimum A.M. Best rating, minimum statutory surplus and a requirement that no more than 50% of allowable dividends be distributed from subsidiaries. The Company was in compliance with all covenants as of December 31, 2008 and 2007.

(18)	TRUST PREFERRED SECURITIES

The Group had the following Trust Preferred Securities outstanding as of December 31, 2008:

				Maturity
	Issue Date	Amount	Interest Rate	Date

Financial Pacific Statutory Trust I	12/4/2002	$5,155	LIBOR + 4.00%	12/4/2032
Financial Pacific Statutory Trust II	5/15/2003	3,093	LIBOR + 4.10%	5/15/2033
Financial Pacific Statutory Trust III	9/30/2003	7,740	LIBOR + 4.05%	9/30/2033

Total Trust Preferred Securities		15,988
Less: Unamortized issuance costs		(412)

Total		$15,576

FPIG formed three statutory business trusts for the purpose of issuing Floating Rate Capital Securities (Trust preferred securities) and investing the proceeds thereof in Junior Subordinated Debentures of FPIG. FPIG holds $488 of common stock securities issued to capitalize the Trusts. Trust preferred securities totaling $15,500 were issued to the public.

Financial Pacific Statutory Trust I (Trust I) is a Connecticut statutory business trust. The Trust issued 5,000 shares of the Trust preferred securities at a price of $1 per share for $5,000. The Trust purchased $5,155 in Junior Subordinated Debentures from the Group that mature on December 4, 2032. The annual effective rate of interest at December 31, 2008 is 8.74%.

Financial Pacific Statutory Trust II (Trust II) is a Connecticut statutory business trust. The Trust issued 3,000 shares of the Trust preferred securities at a price of $1 per share for $3,000. The Trust purchased $3,093 in Junior Subordinated Debentures from the Group that mature on May 15, 2033. The annual effective rate of interest at December 31, 2008 is 8.90%.

Financial Pacific Statutory Trust III (Trust III) is a Delaware statutory business trust. The Trust issued 7,500 shares of the Trust preferred securities at a price of $1 per share for $7,500. The Trust purchased $7,740 in

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Junior Subordinated Debentures from the Group that mature on September 30, 2033. The annual effective rate of interest at December 31, 2008 is 8.89%.

The Group has the right, at any time, so long as there are no continuing events of default, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters; but not beyond the stated maturity of the Junior Subordinated Debentures. To date no interest has been deferred. FPIG entered into three interest rate swap agreements to economically hedge the floating interest rate on the Junior Subordinated Debentures (note 19).

The Trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Subordinated Debentures at maturity or their earlier redemption. The Group has the right to redeem the Junior Subordinated Debentures after December 4, 2007 for Trust I, after May 15, 2008 for Trust II and after September 30, 2008 for Trust III. The Group has not exercised these rights as of December 31, 2008.

(19)	INTEREST RATE SWAP AGREEMENT FOR VARIABLE-RATE DEBT

The Group had the following interest rate swaps outstanding as of December 31, 2008:

		Notional		Counterparty	Maturity
	Effective Date	Amount	Counterparty Pays	Receives	Date

Union Bank of California (Trust I)	12/4/2007	$5,000	3 Month LIBOR	4.7400% fixed	12/4/2012
Union Bank of California (Trust II)	5/15/2008	$3,000	3 Month LIBOR	4.8000% fixed	5/15/2013
Union Bank of California (Trust III)	9/30/2008	$7,500	3 Month LIBOR	4.8400% fixed	9/30/2013

The Group has interest-rate related hedging instruments to manage its exposure on its debt instruments. The type of hedging instruments utilized by the Group are interest rate swap agreements (swaps). Interest differentials to be paid or received because of swap agreements are reflected as an adjustment in the consolidated statement of earnings over the swap period and are recorded as realized gains or losses. By using hedging financial instruments to hedge exposures to changes in interest rates, the Group exposes itself to market risk.

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

As of December 31, 2008 and 2007 the Group was party to interest-rate swap agreements with an aggregate notional principal amount of $15,500. For the year ended December 31, 2008 and 2007, the Group recognized the change in the economic value of the interest rate swap agreements which is recognized in the consolidated statement of earnings as a realized loss of $1,500 and $774, respectively. The estimated fair value of the interest-rate swap was a liability of $1,879 and $379 as of December 31, 2008 and 2007, respectively.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(20)	FAIR VALUE OF ASSETS AND LIABILITIES

In accordance with SFAS 157, the Group’s financial assets and financial liabilities measured at fair value are categorized into three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Level 1 — Valuations based on unadjusted quoted market prices in active markets for identical assets that the Group has the ability to access. Since the valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant amount or degree of judgment.

•	Level 2 — Valuations based on quoted prices for similar assets in active markets; quoted prices for identical or similar assets in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

•	Level 3 — Valuations that are derived from techniques in which one or more of the significant inputs are unobservable, including broker quotes which are non-binding.

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

Relevant market information, relevant credit information, perceived market movements and sector news is used to evaluate each asset class. The market inputs utilized in the pricing evaluation include but are not limited to: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events. The extent of the use of each market input depends on the asset class and the market conditions. Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant. For some securities additional inputs may be necessary.

The pricing service utilized by the Group has indicated that they will only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If the pricing service discontinues pricing an investment, the Group would be required to produce an estimate of fair value using some of the same methodologies as the pricing service, but would have to make assumptions for market based inputs that are unavailable due to market conditions.

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

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The fair value estimates of most fixed maturity investments are based on observable market information rather than market quotes. Accordingly, the estimates of fair value for such fixed maturities, other than U.S. Treasury securities, provided by the pricing service are included in the amount disclosed in Level 2 of the hierarchy. The estimated fair values of U.S. Treasury securities are included in the amount disclosed in Level 1 as the estimates are based on unadjusted market prices. The Group determined that Level 2 securities would include corporate bonds, mortgage backed securities, municipal bonds, asset-backed securities, certain U.S. government agencies, non-U.S. government securities, certain short-term securities and investments in mutual funds.

Securities are generally assigned to Level 3 in cases where non-binding broker/dealer quotes are significant inputs to the valuation and there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace. The Group’s Level 3 securities consist of four holdings totaling $1.8 million, or less than 0.5% of the Group’s total investment portfolio. These four securities were valued primarily through the use of non-binding broker quotes.

Equities that trade on a major exchange are assigned a Level 1. Equities not traded on a major exchange are assigned a Level 2 or 3 based on the criteria and hierarchy described above. Short-term investments such as open ended mutual funds where the fund maintains a constant net asset value of one dollar, money market funds, cash and cash sweep accounts and treasuries bills are classified as Level 1. Level 2 short-term investments include commercial paper and certificates of deposit, for which all inputs are observable.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

	December 31, 2008
	Total	Level 1	Level 2	Level 3
	(In thousands)

Fixed-income securities, available for sale	$334,087	$4,362	$327,958	$1,767
Equity securities	10,203	9,941	216	46

Total assets	$344,290	$14,303	$328,174	$1,813

Other liabilities	$1,879	$—	$1,879	$—

Total liabilities	$1,879	$—	$1,879	$—

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	For the Year Ended
	December 31, 2008
	Fixed-income
	securities,
	available	Equity
	for sale	securities
	(In thousands)

Balance, beginning of year	$2,399	$823
Total net (losses) gains included in net income	(557)	657
Total net gains (losses) included in other comprehensive income	9	(682)
Purchases, sales, issuances and settlements, net	921	(752)
Transfers out of level 3	(1,005)	0

Balance, end of year	$1,767	$46

For the year ended December 31, 2008, there were no assets or liabilities measured at fair value on a nonrecurring basis.

(21)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Group accepts various forms of collateral for issuance of its surety bonds including cash, irrevocable letters of credit and certificates of deposit. The Group’s policy is to record in the accompanying consolidated financial statements only those funds received as cash deposits. The off-balance sheet collateral held by the Group consists solely of irrevocable letters of credit totaling $278 and $478 as of December 31, 2008 and 2007, respectively.

(22)	QUARTERLY FINANCIAL DATA (unaudited)

The Group’s unaudited quarterly financial information is as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2008	2007	2008	2007(1)	2008	2007(1)	2008	2007
	(Unaudited, in thousands, except per share data)

Net premiums written	$34,539	$34,801	$43,749	$47,206	$37,575	$41,110	$31,489	$36,549
Net premiums earned	39,077	33,988	38,644	35,076	37,869	37,303	36,987	40,308
Net investment income earned	3,361	2,941	3,343	3,771	3,469	2,880	3,763	3,461
Net realized gains (losses)	(820)	(47)	157	680	(2,281)	(366)	(4,128)	(243)
Net income	2,592	2,553	3,233	5,790	1,780	3,012	629	2,880
Other comprehensive income (loss)	546	224	(3,561)	(2,390)	(3,954)	2,751	4,567	1,496
Comprehensive income (loss)	$3,138	$2,777	$(328)	$3,400	$(2,174)	$5,763	$5,196	$4,376
Net income per share
Basic	$0.42	$0.42	$0.52	$0.95	$0.28	$0.49	$0.10	$0.46
Diluted	$0.41	$0.41	$0.51	$0.92	$0.28	$0.47	$0.10	$0.45

(1)	See note 15

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

Mercer Insurance Group, Inc’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Group’s disclosure controls and procedures as of December 31, 2008, and based on that evaluation they have concluded that these controls and procedures are effective as of that date.

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in the Group’s internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Group’s internal control over financial reporting.

(c)	Management’s Annual Report on Internal Control Over Financial Reporting

The management of Mercer Insurance Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Group. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

Mercer Insurance Group, Inc.’s auditor, KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting. This audit report appears below.

Mercer Insurance Group, Inc.

March 16, 2009	By: /s/ Andrew R. Speaker Andrew R. Speaker President and Chief Executive Officer

March 16, 2009	By: /s/ David B. Merclean David B. Merclean Senior Vice President of Finance and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Mercer Insurance Group, Inc.:

We have audited Mercer Insurance Group. Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mercer Insurance Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion Mercer Insurance Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mercer Insurance Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 16, 2009, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 16, 2009

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 is incorporated by reference to Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2008.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated by reference to Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated by reference to Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2008.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 is incorporated by reference to Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2008.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) The following consolidated financial statements are filed as a part of this report in Item 8.

Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Earnings for Each of the Years in the Three-year Period Ended December 31, 2008
Consolidated Statements of Stockholders’ Equity for Each of the Years in the Three-year Period Ended December 31, 2008
Consolidated Statements of Cash Flows for Each of the Years in the Three-year Period Ended December 31, 2008
Notes to Consolidated Financial Statements

(2) The following consolidated financial statement schedules for the years 2008, 2007 and 2006 are submitted herewith:
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

EXHIBIT INDEX

Number	Title

3.1	Articles of Incorporation of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Pre-effective Amendment No. 3 on Form S-1, SEC File No. 333-104897.)
3.2	Bylaws of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2003.)
4.1	Form of certificate evidencing shares of common stock of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Pre-effective Amendment No. 3 on Form S-1, SEC File No. 333-104897.)
10.1	Mercer Insurance Group, Inc. Employee Stock Ownership Plan (incorporated by reference herein to the Company’s Pre-effective Amendment No. 3 on Form S-1, SEC File No. 333-104897.)
10.2	Employment Agreement, dated as of April 1, 2004, among BICUS Services Corporation, Mercer Insurance Company and Andrew R. Speaker (incorporated by reference herein to the Company’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2003.)
10.3	Employment Agreement, dated as of April 1, 2004, among BICUS Services Corporation, Mercer Insurance Company and Paul D. Ehrhardt (incorporated by reference herein to the Company’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2003.)
10.4	Amended and Restated Employment Agreement, dated as of March 15, 2007, among BICUS Services Corporation, Mercer Insurance Group, Inc., Mercer Insurance Company and David B. Merclean (incorporated by reference herein to the Company’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2006.)
10.5	Employment Agreement, dated as of October 1, 2006, among BICUS Services Corporation, Mercer Insurance Group, Inc., Mercer Insurance Company and Paul R. Corkery (incorporated by reference herein to the Company’s Quarterly Report on Form 10-Q, SEC File No. 000-25425, for the quarter ended September 30, 2006.)
10.6	Amendment No. 1 to Employment Agreement, dated as of March 15, 2007, among BICUS Services Corporation, Mercer Insurance Group, Inc., Mercer Insurance Company and Paul R. Corkery (incorporated by reference herein to the Company’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2006.)
10.7	Mercer Mutual Insurance Company Executive Nonqualified ‘Excess’ Plan dated June 1, 2002 (incorporated by reference herein to the Company’s Pre-effective Amendment No. 3 on Form S-1, SEC File No. 333-104897.)
10.8	Mercer Mutual Insurance Company Benefit Agreement dated December 11, 1989, as amended (incorporated by reference herein to the Company’s Pre-effective Amendment No. 3 on Form S-1, SEC File No. 333-104897.)
10.9	Mercer Insurance Group, Inc. 2004 Stock Incentive Plan, as amended through January 18, 2006 (incorporated by reference herein to the Company’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2005.)
10.10	Mercer Insurance Group, Inc. 401(k) Mirror Plan (incorporated by reference herein to the Company’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2006.)
14.1	Code of Ethics (incorporated by reference herein to the Company’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2003.)
23	Consent of independent registered public accounting firm (filed herewith.)
31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)
31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)
32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)
32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mercer Insurance Group, Inc.

March 16, 2009	By: /s/ Andrew R. Speaker Andrew R. Speaker President and Chief Executive Officer and a Director

March 16, 2009	By: /s/ David B. Merclean David B. Merclean Senior Vice President of Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By	/s/ Roland D. Boehm Roland D. Boehm	Vice Chairman of the Board of Directors	March 16, 2009

By:	/s/ H. Thomas Davis H. Thomas Davis	Director	March 16, 2009

By:	/s/ William V. R. Fogler William V. R. Fogler	Director	March 16, 2009

By:	/s/ William C. Hart William C. Hart	Director	March 16, 2009

By:	/s/ George T. Hornyak, Jr. George T. Hornyak, Jr.	Chairman of the Board of Directors	March 16, 2009

By:	/s/ Samuel J. Malizia Samuel J. Malizia	Director	March 16, 2009

By:	/s/ Richard U. Niedt Richard U. Niedt	Director	March 16, 2009

By:	/s/ Andrew R. Speaker Andrew R. Speaker	President and Chief Executive Officer and a Director	March 16, 2009

By:	/s/ Richard G. Van Noy Richard G. Van Noy	Director	March 16, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Mercer Insurance Group, Inc. and Subsidiaries:

Under date of March 16, 2009, we reported on the consolidated balance sheets of Mercer Insurance Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, which are included in the annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules in the annual report on Form 10-K. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 16, 2009

Mercer Insurance Group, Inc. and Subsidiaries

Schedule I — Summary of Investments — Other than
Investments in Related Parties as of December 31, 2008

Column A	Column B	Column C	Column D
		Market	Balance
Type of Investment	Cost	Value	Sheet
	(Dollars in thousands)

Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$84,747	87,975	87,975
States, municipalities and political subdivisions	143,042	145,125	145,125
All Other	103,286	100,987	100,987

Total bonds	331,075	334,087	334,087
Preferred stock	1,368	1,218	1,218

Total fixed maturities	332,443	335,305	335,305

Equity securities:
Common stocks:
Banks, trust and insurance companies	1,020	1,185	1,185
Industrial, miscellaneous and all other	6,844	7,800	7,800

Total equity securities	7,864	8,985	8,985

Total investments	$340,307	344,290	344,290

See accompanying report of independent registered public accounting firm.

MERCER INSURANCE GROUP, INC.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Condensed Balance Sheet
December 31, 2008 and 2007

	2008	2007
	(Dollars in thousands)

ASSETS
Investment in common stock of subsidiaries (equity method)	$139,611	$135,083
Investment in preferred stock of subsidiaries (equity method)	2,475	2,475
Cash and cash equivalents	1,644	2,404
Goodwill	1,797	1,797
Deferred tax asset	379	337
Other assets	512	801

Total assets	$146,418	$142,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$1	$1
Other liabilities	9,147	9,490

Total liabilities	9,148	9,491

Stockholders’ Equity:
Preferred stock, no par value, authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value, authorized 15,000,000 shares, issued 7,074,333 shares and 7,075,333 shares, outstanding 6,801,095 shares and 6,717,693 shares	—	—
Additional paid-in capital	71,369	70,394
Accumulated other comprehensive income:
Unrealized gains in investments, net of deferred income taxes	2,494	4,896
Retained Earnings	74,138	67,613
Unearned ESOP shares	(2,505)	(3,131)
Treasury stock, 621,773 and 505,814 shares	(8,226)	(6,366)

Total stockholders’ equity	137,270	133,406

Total liabilities and stockholders’ equity	$146,418	$142,897

See accompanying report of independent registered public accounting firm.

MERCER INSURANCE GROUP, INC.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Condensed Statement of Earnings
For the Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands)

Revenue:
Investment income, net of expenses	$40	81	53

Total revenue	40	81	53

Expenses:
Other expenses	1,269	1,840	2,602

Total expenses	1,269	1,840	2,602

Loss before tax benefit	(1,229)	(1,759)	(2,549)
Income tax benefit	(258)	(374)	(633)

Loss before equity in income of subsidiaries	(971)	(1,385)	(1,916)
Equity in income of subsidiaries	9,205	15,620	12,551

Net income	$8,234	14,235	10,635

See accompanying report of independent registered public accounting firm.

MERCER INSURANCE GROUP, INC.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Condensed Statements of Cash Flows
For the Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$8,234	14,235	10,635
Dividends from subsidiaries	2,275	1,500	1,125
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(9,205)	(15,620)	(12,551)
ESOP share commitment	1,014	1,175	1,253
Amortization of restricted stock compensation	547	1,043	1,398
Deferred income tax	(42)	(35)	(169)
Other	(54)	(305)	366

Net cash provided by operating activities	2,769	1,993	2,057

Cash flows from financing activities:
Tax benefit from stock compensation plans	40	153	129
Dividends to shareholders	(1,709)	(1,251)	(902)
Purchase of treasury stock	(1,860)	(45)	(37)

Net cash used in financing activities	(3,529)	(1,143)	(810)

Net increase (decrease) in cash and cash equivalents	(760)	850	1,247
Cash and cash equivalents at beginning of period	2,404	1,554	307

Cash and cash equivalents at end of period	$1,644	2,404	1,554

Cash paid during the year for:
Interest	$—	—	—
Income taxes	—	—	—

See accompanying report of independent registered public accounting firm.

Mercer Insurance Group, Inc. and Subsidiaries

Schedule III — Supplementary Insurance Information

Column A	Column B	Column C	Column D	Column E	Column F
		Future Policy
	Deferred	Benefits,		Other Policy
	Policy	Losses, Claims,		Claims and	Net
	Acquisition	and Loss	Unearned	Benefits	Premium
Segment	costs	Expenses	Premiums	Payable	Earned
	(Dollars in thousands)

December 31, 2008
Commercial lines	$17,321	293,612	69,180	—	132,425
Personal lines	2,872	10,388	11,228	—	20,152

Total	$20,193	304,000	80,408	—	152,577

December 31, 2007
Commercial lines	$17,679	263,571	76,489		125,427
Personal lines	2,849	10,828	11,535		21,248

Total	$20,528	274,399	88,024	—	146,675

December 31, 2006
Commercial lines	$14,075	240,239	69,865		115,461
Personal lines	2,633	10,216	12,065		22,211

Total	$16,708	250,455	81,930	—	137,672

	Column G	Column H	Column I	Column J	Column K
		Benefits,
		Claims,
	Net	Losses and		Other
	Investment	Settlement	Amortization	Operating	Premiums
	Income	Expenses	of DPAC	Expenses	Written
	(Dollars in thousands)

December 31, 2008
Commercial lines		81,223	36,073	10,883	127,418
Personal lines		13,996	5,611	1,968	19,934

Total	$13,936	95,219	41,684	12,851	147,352

December 31, 2007
Commercial lines		76,293	33,267	9,903	139,360
Personal lines		14,893	5,496	625	20,307

Total	$13,053	91,186	38,763	10,528	159,667

December 31, 2006
Commercial lines		73,529	27,397	10,435	123,829
Personal lines		14,168	5,297	2,807	21,962

Total	$10,070	87,697	32,694	13,242	145,791

See accompanying report of independent registered public accounting firm.

Mercer Insurance Group, Inc. and Subsidiaries

Schedule IV — Reinsurance
For the years ended December 31, 2008, 2007 and 2006

Column A	Column B	Column C	Column D	Column E	Column F
			Assumed		Percentage
		Ceded to	from		of Amount
	Gross	Other	other	Net	Assumed
Premiums Earned	Amount	Companies	Companies	Amount	to Net
	(Dollars in thousands)

For the year ended December 31, 2008	$172,817	21,473	1,233	152,577	0.8%
For the year ended December 31, 2007	$176,395	31,521	1,801	146,675	1.2%
For the year ended December 31, 2006	$182,633	47,499	2,539	137,673	1.8%

See accompanying report of independent registered public accounting firm.

Mercer Insurance Group, Inc. and Subsidiaries

Schedule V — Allowance for Uncollectible Premiums and Other Receivables
For the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Dollars in thousands)

Balance, January 1	$402	$628	$401
Additions	287	102	467
Deletions	(279)	(328)	(240)

Balance, December 31	$410	$402	$628

See accompanying report of independent registered public accounting firm.

Mercer Insurance Group, Inc. and Subsidiaries

Schedule VI — Supplemental Information
For the years ended December 31, 2008, 2007 and 2006

Column A	Column B	Column C	Column D	Column E	Column F	Column G
	Deferred	Reserve for	Discount
	Policy	Losses and	if any		Net	Net
	Acquisition	Loss Adj.	Deducted in	Unearned	Earned	Investment
Affiliation with Registrant	Costs	Expenses	Column C	Premiums	Premiums	Income
	(Dollars in thousands)

Year ended December 31, 2008	$20,193	304,000	—	80,408	152,577	13,936
Year ended December 31, 2007	$20,528	274,399	—	88,024	146,675	13,053
Year ended December 31, 2006	$16,708	250,455	—	81,930	137,673	10,070

	Column H		Column I	Column J	Column K
	Losses and LAE			Paid
	Incurred			Losses and	Net
	Current	Prior	Amortization	Adjustment	Written
	Year	Year	of DPAC	Expenses	Premiums
	(Dollars in thousands)

Year ended December 31, 2008	$89,088	6,131	41,684	69,274	147,352
Year ended December 31, 2007	$83,015	8,171	38,763	63,691	159,667
Year ended December 31, 2006	$79,275	8,422	32,694	56,110	145,791

See accompanying report of independent registered public accounting firm.