Form 10-Q
period 2009-03-31
MERCER INSURANCE GROUP INC
filed 2009-05-11
CIK 1050690

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended March 31, 2009,
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of May 1, 2009

COMMON STOCK (No Par Value)	6,443,560

(Title of Class)	(Outstanding Shares)

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
future economic conditions in the regional and national markets in which the Group competes which are less favorable than current or expected conditions;
the effects of weather-related and other catastrophic events;
the concentration of insured accounts in California, New Jersey and Pennsylvania;
the effect of legislative, judicial, economic, demographic and regulatory events in the seven states in which we do the majority of our business as of March 31, 2009;
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
disruption in world financial markets, which could adversely affect demand for the Company’s products, and credit risk associated with agents, customers, and reinsurers, as well as adversely affecting the Company’s investment portfolio value and investment income. Disrupted markets could present difficulty if the Company needed to raise additional capital in the future,or adverse changes in applicable laws, regulations or rules governing insurance holding companies and insurance companies, and environmental, tax or accounting matters including limitations on premium levels, increases in minimum capital and reserves, and other financial viability requirements, and changes that affect the cost of, or demand for our products.
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

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2009 and December 31, 2008
(Dollars in thousands, except share amounts)

	2009	2008
	(Unaudited)
Assets
Investments, at fair value:
Fixed-income securities, available for sale, at fair value (cost $342,730 and $331,075, respectively)	$349,798	334,087
Equity securities, at fair value (cost $8,083 and $9,232, respectively)	7,943	10,203

Total investments	357,741	344,290

Cash and cash equivalents	26,206	37,043
Premiums receivable	33,126	34,165
Reinsurance receivables	82,917	86,443
Prepaid reinsurance premiums	5,934	7,096
Deferred policy acquisition costs	18,761	20,193
Accrued investment income	3,666	3,901
Property and equipment, net	18,365	16,144
Deferred income taxes	10,319	9,814
Goodwill	5,416	5,416
Other assets	3,770	4,481

Total assets	$566,221	568,986

Liabilities and Equity
Liabilities:
Losses and loss adjustment expenses	$304,062	304,000
Unearned premiums	75,521	80,408
Accounts payable and accrued expenses	9,737	13,283
Other reinsurance balances	12,596	11,509
Trust preferred securities	15,580	15,576
Advances under line of credit	3,000	3,000
Other liabilities	3,882	3,940

Total liabilities	424,378	431,716

Stockholders’ Equity:
Preferred stock, no par value, authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value, authorized 15,000,000 shares, issued 7,074,333 shares, outstanding 6,816,533 and 6,801,095 shares	—	—
Additional paid-in capital	71,542	71,369
Accumulated other comprehensive income	4,439	2,494
Retained Earnings	76,565	74,138
Unearned ESOP shares	(2,351)	(2,505)
Treasury stock, 630,773 and 621,773 shares	(8,352)	(8,226)

Total stockholders’ equity	141,843	137,270

Total liabilities and stockholders’ equity	$566,221	568,986

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months Ended March 31, 2009 and 2008

	2009	2008
	(Dollars in thousands, except per
	share data)
	(Unaudited)
Revenues:
Net premiums earned	$35,582	39,077
Investment income, net of expenses	3,603	3,361
Net realized investment losses	(481)	(820)
Other revenue	488	455

Total revenues	39,192	42,073

Expenses:
Losses and loss adjustment expenses	22,199	24,770
Amortization of deferred policy acquisition costs (related party amounts of $253 and $274, respectively)	9,905	10,362
Other expenses	2,891	3,195
Interest expense	352	296

Total expenses	35,347	38,623

Income before income taxes	3,845	3,450

Income taxes	954	858

Net income	$2,891	2,592

Earnings per common share:
Basic	$0.47	0.42
Diluted	$0.46	0.41

Weighted average shares:
Basic	6,180,227	6,219,748
Diluted	6,233,044	6,378,247
See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three months ended March 31, 2009
(Unaudited, dollars in thousands)

				Accumulated
			Additional	other		Unearned
	Preferred	Common	paid-in	comprehensive	Retained	ESOP	Treasury
	stock	stock	capital	income	earnings	shares	stock	Total
Balance, December 31, 2008	$—	—	71,369	2,494	74,138	(2,505)	(8,226)	137,270
Net income					2,891			2,891
Unrealized gains on securities:
Unrealized holding gains arising during period, net of related income tax expense of $810				1,573				1,573
Less reclassification adjustment for losses included in net income, net of related income tax benefit of $191				371				371
Defined benefit pension plan, net of related income tax of $1				1				1

Other comprehensive income								1,945

Comprehensive income								4,836

Stock compensation plan amortization			117					117
ESOP shares committed			56			154		210
Purchase of treasury stock							(126)	(126)
Dividends to stockholders					(464)			(464)

Balance,March 31, 2009	$—	—	71,542	4,439	76,565	(2,351)	(8,352)	141,843

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2009 and 2008

	2009	2008
	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$2,891	2,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	770	530
Net amortization of premium	342	356
Amortization of stock compensation	117	129
ESOP share commitment	210	273
Net realized investment losses	481	820
Deferred income tax	(1,507)	187
Change in assets and liabilities:
Premiums receivable	1,039	2,390
Reinsurance receivables	3,526	(3,669)
Prepaid reinsurance premiums	1,162	1,659
Deferred policy acquisition costs	1,432	944
Other assets	217	(481)
Losses and loss adjustment expenses	62	13,097
Unearned premiums	(4,887)	(6,197)
Other reinsurance balances	1,087	(2,520)
Other	(3,599)	(5,731)

Net cash provided by operating activities	3,343	4,379

Cash flows from investing activities:
Purchase of fixed income securities, available for sale	(28,185)	(21,790)
Purchase of equity securities	—	(931)
Sale and maturity of fixed income securities, available for sale	15,869	15,940
Sale of equity securities	1,717	497
Purchase of property and equipment, net	(2,991)	(1,249)

Net cash used in investing activities	(13,590)	(7,533)

Cash flows from financing activities:
Purchase of treasury stock	(126)	—
Dividends to stockholders	(464)	(312)

Net cash used in financing activities	(590)	(312)

Net decrease in cash and cash equivalents	(10,837)	(3,466)
Cash and cash equivalents at beginning of period	37,043	21,580

Cash and cash equivalents at end of period	$26,206	18,114

Cash paid during the period for:
Interest	$348	293
Income taxes	$—	250
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
Mercer Insurance Group, Inc. (MIG) and subsidiaries (collectively, the Group) includes Mercer Insurance Company (MIC), its subsidiaries Queenstown Holding Company, Inc. (QHC) and its subsidiary Mercer Insurance Company of New Jersey, Inc. (MICNJ), Franklin Holding Company, Inc. (FHC) and its subsidiary Franklin Insurance Company (FIC), and BICUS Services Corporation (BICUS), Financial Pacific Insurance Group, Inc. (FPIG) and its subsidiary Financial Pacific Insurance Company (FPIC). FPIG also holds an interest in three statutory business trusts that were formed for the purpose of issuing Floating Rate Capital Securities.
The Group, through its property and casualty insurance subsidiaries, provides a wide array of property and casualty insurance products designed to meet the insurance needs of individuals in New Jersey and Pennsylvania, and small and medium-sized businesses throughout Arizona, California, Nevada, New Jersey, New York, Oregon and Pennsylvania.
These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2008 included in the Group’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
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
The Group applies the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment”, using the modified-prospective-transition method. The after-tax compensation expense recorded in the consolidated statements of earnings for stock options (net of forfeitures) for the three months ended March 31, 2009 and 2008 was $46,000 and $54,000, respectively. The after-tax compensation expense recorded in the consolidated statements of earnings for restricted stock (net of forfeitures) for the three months ended March 31, 2009 and 2008 was $45,000 and $47,000, respectively. As of March 31, 2009, the Group has $0.4 million of unrecognized total compensation cost related to non-vested stock options and restricted stock. That cost will be recognized over the remaining weighted-average vesting period of one year, based on the estimated grant date fair value.
For the three months ended March 31, 2009, the Group made no grants of restricted stock and stock options. In addition, there were no forfeitures of restricted stock and no options exercised during the first three months of 2009. During the first quarter of 2009, ISO’s on 10,000 shares of stock expired unexercised and were consequently forfeited.
New Accounting Pronouncements
In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delayed the application of FASB Statement No. 157 Fair Value Measurement until January 1, 2009 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. The adoption of FSP FAS 157-2 did not have a material impact on the Group’s results of operations, financial condition, or liquidity.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162) to identify the sources of accounting principles and provide a framework for selecting the principles to be used in the preparation of financial statements in accordance with generally accepted accounting principles in the United States. The hierarchy of authoritative accounting guidance is not expected to change current practice but is expected to facilitate the FASB’s plan to designate as authoritative its forthcoming codification of accounting standards. This Statement was effective November 15, 2008. The adoption of SFAS 162 did not have a material impact on the Group’s results of operations or financial condition.
In June 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (FSP 03-6-1). FSP 03-6-1 addresses the treatment of unvested share-based payment awards containing nonforfeitable rights to dividends or dividend equivalents in the calculation of earnings per share and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FSP 03-6-1 did not have a material impact on the Group’s results of operations, financial condition, or liquidity.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”) which provide guidance relating to required disclosures concerning the fair value of financial instruments when a publicly traded company issues financial information for interim reporting periods. The requirements are effective for interim reporting periods ending after June 15, 2009. The Company did not early adopt FSP FAS 107-1 and APB 28-1, and is evaluating the impact they will have on the Company’s financial condition and results of operations.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), which change the amount determined to be an other-than-temporary impairment when there are non-credit losses on a debt security which management does not intend to sell and for which it is more-likely-than-not that the entity will not have to sell the security prior to recovery of the non-credit impairment. In these situations, the portion of the total impairment that is related to the credit loss would be recognized as a charge against earnings, and the remaining portion would be included in other comprehensive income. These pronouncements are effective for interim and annual reporting periods ending after June 15, 2009. The Company did not early adopt FSP FAS 115-2 and FAS 124-2, and is evaluating the impact they will have on the Company’s financial condition and results of operations.
In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which addresses the factors that determine whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared to the normal market activity. This pronouncement provides that if it has been determined that the volume and level of activity has significantly decreased and that transactions are not orderly, further analysis is required and significant adjustments to the quoted prices or transactions might be needed. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company did not early adopt FSP 157-4 and is evaluating the impact it will have on the Company’s financial condition and results of operations.
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
In determining the results of each segment, assets are not allocated to segments and are reviewed in the aggregate for decision-making purposes.

Financial data by segment is as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Revenues:
Net premiums earned:
Commercial lines	$30,704	$34,031
Personal lines	4,878	5,046

Total net premiums earned	35,582	39,077
Net investment income	3,603	3,361
Net realized investment losses	(481)	(820)
Other revenue	488	455

Total revenues	$39,192	$42,073

Income before income taxes:
Underwriting income (loss):
Commercial lines	$1,320	$772
Personal lines	(733)	(22)

Total underwriting income	587	750
Net investment income	3,603	3,361
Net realized investment losses	(481)	(820)
Other	136	159

Income before income taxes	$3,845	$3,450

(3) Reinsurance
Premiums earned are net of amounts ceded of $4.5 million and $5.7 million for the three months ended March 31, 2009 and 2008, respectively. Losses and loss adjustment expenses are net of amounts ceded of $0.7 million and $5.9 million for the three months ended March 31, 2009 and 2008, respectively.
Effective January 1, 2009, the Group renewed its reinsurance coverages with a number of changes. The retention on any individual property or casualty risk was increased to $1.0 million from $850,000. Umbrella liability written by FPIC is now reinsured on a 75% quota share basis up to $1.0 million and on a 100% quota share basis in excess of $1.0 million. Prior to 2009, umbrella liability written by FPIC was reinsured on a 100% quota share basis with the exception of business owner policies, which were reinsured 75% up to $1.0 million and then on a 100% quota share basis in excess of $1.0 million. The 2009 changes to the umbrella liability reinsurance program conform FPIC’s retention on umbrella liability with all of the other insurance companies in the Group.
In conjunction with the renewal of the reinsurance program for both 2009 and 2008, the prior year reinsurance treaties were terminated on a run-off basis, which requires that for policies in force as of December 31, 2008 and 2007, respectively, these reinsurance agreements continue to cover losses occurring on these policies in the future. Therefore, the Group will continue to remit premiums to and collect reinsurance recoverable from the reinsurers on these prior year treaties as the underlying business runs off.
(4) Comprehensive Income
The Group’s comprehensive income for the three month period ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Net income	$2,891	$2,592
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during period, net of related income tax expense of $810 and $239, respectively	1,573	464
Less reclassification adjustment for losses included in net income, net of related income tax benefit of $191 and $42, respectively	371	82
Defined benefit pension plan, net of related income tax of $1	1	—

	1,945	546

Comprehensive income	$4,836	$3,138

(5) Share-based Compensation
The Group adopted the Mercer Insurance Group, Inc. 2004 Stock Incentive Plan (the Plan) on June 16, 2004. Awards under the Plan may be made in the form of incentive stock options, nonqualified stock options, restricted stock or any combination to employees and non-employee Directors. At adoption, the Plan initially limited to 250,000 the number of shares that may be awarded as restricted stock, and to 500,000 the number of shares for which incentive stock options may be granted. The total number of shares initially authorized in the Plan was 876,555 shares, with an annual increase equal to 1% of the shares outstanding at the end of each year. As of March 31, 2009, the Plan’s authorization has been increased under this feature to 1,206,091 shares. The Plan provides that stock options and restricted stock awards may include vesting restrictions and performance criteria at the discretion of the Compensation Committee of the Board of Directors. The term of options may not exceed ten years for incentive stock options, and ten years and one month for nonqualified stock options, and the option price may not be less than fair market value on the date of grant. The grants made under the plan employ graded vesting over vesting periods of 3 or 5 years for restricted stock, incentive stock options, and nonqualified stock option grants, and include only service conditions. Upon exercise, it is anticipated that newly issued shares will be issued to the option holder.

For the three months ended March 31, 2009, the Group made no grants of restricted stock and stock options. In addition, there were no forfeitures of restricted stock and no options exercised during the first three months of 2009. During the first quarter of 2009, ISO’s on 10,000 shares of stock expired unexercised and were consequently forfeited.
Information regarding stock option activity in the Group’s Plan is presented below:

		Weighted Average
	Number of	Exercise Price
	Shares	per Share
Outstanding at December 31, 2008	600,700	$13.24
Granted — 2009	—	—
Exercised — 2009	—	—
Forfeited — 2009	(10,000)	12.21

Outstanding at March 31, 2009	590,700	$13.26

Exercisable at:
March 31, 2009	535,867	$12.87
Weighted-average remaining contractual life		5.3 years
Compensation remaining to be recognized for unvested stock options at March 31, 2009 (millions)		$0.2
Weighted-average remaining amortization period		1.1 years
Aggregate Intrinsic Value of outstanding options, March 31, 2009 (millions)		$1.1
Aggregate Intrinsic Value of exercisable options, March 31, 2009 (millions)		$1.0

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
Information regarding unvested restricted stock activity in the Group’s Plan is below:

		Weighted Average
	Number of	Fair Value
	Shares	per Share
Unvested restricted stock at December 31, 2008	22,792	$15.26
Granted — 2009	—	—
Vested — 2009	—	—
Forfeited — 2009	—	—

Unvested restricted stock at March 31, 2009	22,792	$15.26

Compensation remaining to be recognized for unvested restricted stock at March 31, 2009 (millions)		$0.2
Weighted-average remaining amortization period		0.6 years

(6) Earnings per Share
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands,
	except per share data)
Numerator for basic and diluted earnings per share:
Net income	$2,891	$2,592

Denominator for basic earnings per share — weighted-average shares outstanding	6,180,227	6,219,748
Effect of stock incentive plans	52,817	158,499

Denominator for diluted earnings per share	6,233,044	6,378,247

Basic earnings per share	$0.47	$0.42

Diluted earnings per share	$0.46	$0.41

The denominator for diluted earnings per share does not include the effect of outstanding stock options that have an anti-dilutive effect. Options on 40,000 shares were considered to be anti-dilutive for the three month period ended March 31, 2009 and 2008 and were excluded from the earnings per share calculation.
(7) Fair Value of Assets and Liabilities
In accordance with SFAS 157, the Group’s assets and financial liabilities measured at fair value are categorized into three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
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
The Group reviews its securities measured at fair value and the classification of such investments based on industry practice. A review process is performed on prices received from the pricing service. In addition, a review is performed of the pricing service’s processes, practices and inputs, which include any number of financial models, quotes, trades and other market indicators. Pricing of the portfolio is reviewed on a monthly basis and securities with changes in prices exceeding defined tolerances are verified to other sources (e.g. broker, Bloomberg, etc.). Any price challenges resulting from this review are based upon significant supporting documentation which is provided to the pricing service for its review. The Group does not adjust quotes or prices obtained from the pricing service without first going through this process of challenging the price with the pricing service.
The fair value estimates of most fixed maturity investments are based on observable market information rather than market quotes. Accordingly, the estimates of fair value for such fixed maturities, other than U.S. Treasury securities, provided by the pricing service are included in the amount disclosed in Level 2 of the hierarchy. The estimated fair values of U.S. Treasury securities are included in the amount disclosed in Level 1 as the estimates are based on unadjusted market prices. The Group determined that Level 2 securities would include corporate bonds, mortgage backed securities, municipal bonds, asset backed securities, certain U.S. government agencies, non-U.S. government securities, certain short-term securities and investments in mutual funds.
Securities are generally assigned to Level 3 in cases where non-binding broker/dealer quotes are significant inputs to the valuation and there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace. The Group’s Level 3 securities were valued primarily through the use of non-binding broker quotes.
Equities that trade on a major exchange are assigned to Level 1. Equities not traded on a major exchange are assigned to Levels 2 or 3 based on the criteria and hierarchy described above. Short-term investments such as open ended mutual funds where the fund maintains a constant net asset value of one dollar, money market funds, cash and cash sweep accounts and treasury bills are classified as Level 1. Level 2 short-term investments include commercial paper and certificates of deposit, for which all inputs are observable.
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

The table below presents the balances of financial assets and liabilities measured at fair value on a recurring basis.

	March 31, 2009
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Fixed-income securities, available for sale	$349,798	$4,399	$343,934	$1,465
Equity securities	7,943	7,652	245	46

Total assets	$357,741	$12,051	$344,179	$1,511

Other liabilities	$1,797	$—	$1,797	$—

Total liabilities	$1,797	$—	$1,797	$—

The changes in Level 3 financial assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	For the Three Months Ended
	March 31, 2009
	Fixed-income
	securities,
	available	Equity
(in thousands)	for sale	securities

Balance, beginning of period	$1,767	$46
Total net losses included in net income	(285)	—
Total net losses included in other comprehensive income	(15)	—
Purchases, sales, issuances and settlements, net	(2)	—

Balance, end of period	$1,465	$46

(8) Derivative Instruments and Hedging Activities
The Group entered into three interest rate swap agreements to hedge against interest rate risk on its floating rate Trust preferred securities. Our interest rate swaps are contracts to convert, for a period of time, the floating rate of the Trust preferred securities into a fixed rate without exchanging the instruments themselves. As of March 31, 2009 and December 31, 2008, the Group was party to interest-rate swap agreements with an aggregate notional principal amount of $15,500.
The Group accounts for its interest rate swaps in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. On January 1, 2009, the Group adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (SFAS 161), which changes the disclosure requirements for derivative instruments and hedging activities. The adoption of SFAS 161 did not have a material impact on the Group’s results of operations or financial condition.
The Group has designated the interest rate swaps as non-hedge instruments. Accordingly, the Group recognizes the fair value of the interest rate swaps as assets or liabilities on the consolidated balance sheets with the changes in fair value recognized in the consolidated statement of earnings. The estimated fair value of the interest rate swaps is based on the valuation received from the financial institution counterparty.
By using hedging financial instruments to hedge exposures to changes in interest rates, the Group exposes itself to market and credit risk. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. Credit risk is the failure of the counterparty to perform under the terms of the contract. When the fair value of a contract is positive, the counterparty owes the Group, which creates credit risk for the Group. When the fair value of a contract is negative, the Group owes the counterparty and, therefore, it does not possess credit risk. The Group minimizes the credit risk in hedging instruments by entering into transactions with high-quality counterparties whose credit rating is higher than Aa.

A summary of the fair values of interest rate swaps outstanding as of March 31, 2009 and December 31, 2008 follows:

	March 31,		December 31,
	2009		2008
	Balance		Balance
	Sheet	Fair Value	Sheet	Fair Value
	Location	asset (liability)	Location	asset (liability)
Interest rate swaps:

Union Bank of California (Trust I)	Other liabilities	$(534)	Other liabilities	$(546)
Union Bank of California (Trust II)	Other liabilities	(353)	Other liabilities	(366)
Union Bank of California (Trust III)	Other liabilities	(911)	Other liabilities	(967)

Total derivatives		$(1,798)		$(1,879)

A summary of the effect of derivative instruments on the consolidated statements of earnings for the three months ended March 31, 2009 and 2008 follows:

	March 31,		March 31,
	2009		2008
		Amount of Gain		Amount of (Loss)
	Location of Gain Recognized in	Recognized in	Location of (Loss) Recognized in	Recognized in
	Income	Income	Income	Income
Interest rate swaps:

Union Bank of California (Trust I)	Realized investment losses	$12	Realized investment losses	$(223)
Union Bank of California (Trust II)	Realized investment losses	13	Realized investment losses	(121)
Union Bank of California (Trust III)	Realized investment losses	56	Realized investment losses	(352)

Total derivatives		$81		$(696)

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
Reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at March 31, 2009.
The property and casualty industry has incurred substantial aggregate losses from claims related to asbestos-related illnesses, environmental remediation, product liability, mold, and other uncertain exposures. We have not experienced significant losses from these types of claims. Our subsidiary, FPIC, insures contractors for liability for construction defect risks, among other risks.

The table below summarizes loss and loss adjustment reserves by major line of business:

	March 31,	December 31,
	2009	2008
	(In thousands)
Commercial lines:
Commercial multi-peril	$227,010	$224,444
Commercial automobile	39,598	42,230
Surety	10,658	10,606
Other liability	8,601	8,018
Workers’ compensation	8,166	8,150
Fire, allied, inland marine	153	163

	294,186	293,611

Personal lines:
Homeowners	7,064	7,215
Personal automobile	1,823	1,795
Other liability	529	1,008
Fire, allied, inland marine	458	335
Workers’ compensation	2	36

	9,876	10,389

Total	$304,062	$304,000

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
In the three months ended March 31, 2009 and 2008, we recorded a pre-tax charge to earnings of $535,000 and $100,000, respectively, for write-downs of other than temporarily impaired securities (OTTI).
Since the middle of 2008, there have been continuing disruptions in the financial and equity markets. This has resulted from, in part, failures of financial institutions on an unprecedented scale, and caused a significant reduction in liquidity and trading flows in the credit markets. Such impacts have affected the valuations of both the fixed income and equity securities we hold. The loss of confidence and the so-called, “credit freeze” in the capital markets recently have also led to significant changes in banking institutions which further impact market valuations.

In the first quarter of 2009, the Company recorded $535,000 in OTTI write-downs. Six securities were written down, including a mortgage backed security ($286,000), an asset backed security ($46,000), two equity positions ($64,000), and two capital trust preferred stock securities ($139,000). All were treated as other than temporarily impaired as a result of deteriorating underlying collateral issues, including increased delinquency and default rates and slower payments, as well as declining business conditions and rating agency downgrades.
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
The availability of reinsurance at reasonable pricing is an important part of our business. Effective, January 1, 2009, the Group increased its retention to $1 million (from a maximum retention of $850,000 in 2008) on the casualty, property and workers’ compensation lines of business. As the Group increases the net retention of the business it writes, net premiums written and earned will increase and ceded losses will decrease.
The Group writes homeowners insurance only in New Jersey and Pennsylvania, and personal automobile insurance only in Pennsylvania. Personal lines insurance is not written in any other states in which the Group does business.

Three months ended March 31, 2009 compared to three months ended March 31, 2008
The components of income for the first three months of 2009 and 2008, and the change and percentage change from year to year, are shown in the charts below. The accompanying narrative refers to the statistical information displayed in the chart immediately above the narrative.

Three months ended March 31,
2009 vs. 2008 Income	2009	2008	Change	% Change
	(Dollars in thousands)

Commercial lines underwriting income	$1,320	$772	$548	71.0%
Personal lines underwriting loss	(733)	(22)	(711)	N/M
Total underwriting income	587	750	(163)	(21.7)%
Net investment income	3,603	3,361	242	7.2%
Net realized investment losses	(481)	(820)	339	N/M
Other	488	455	33	7.3%
Interest expense	(352)	(296)	(56)	18.9%
Income before income taxes	3,845	3,450	395	11.4%
Income taxes	954	858	96	11.2%
Net Income	2,891	2,592	299	11.5%

Loss/ LAE ratio (GAAP)	62.4%	63.4%	(1.0)%
Underwriting expense ratio (GAAP)	36.0%	34.7%	1.3%
Combined ratio (GAAP)	98.4%	98.1%	0.3%

Loss/ LAE ratio (Statutory)	62.4%	63.4%	(1.0)%
Underwriting expense ratio (Statutory)	36.1%	35.6%	0.5%
Combined ratio (Statutory)	98.5%	99.0%	(0.5)%
(N/M means “not meaningful”)
Net income for the quarter ended March 31, 2009 increased by $299,000 or 11.5% over the net income for the quarter ended March 31, 2008, going from $2.59 million to $2.89 million.
Our GAAP combined ratio for the first three months of 2009 was 98.4%, as compared to a combined ratio for the prior year of 98.1%. The statutory combined ratio for the three months ended March 31, 2009 and 2008 was 98.5% and 99.0%, respectively. See the discussion below relating to commercial and personal lines performance.
Net investment income increased $242,000 or 7.2% to $3.6 million for the first three months of 2009 as compared to $3.4 million for the first three months of 2008. This increase was driven by an increase in net cash and invested assets resulting from operating cash flow, including the benefits of the 2009 and 2008 reinsurance agreement changes, which result in less premium being ceded to reinsurers.
Net realized investment losses amounted to $481,000 for the first three months of 2009, which is primarily driven by other than temporary impairment write-downs on investment securities, as well as a realized gain on the mark-to-market valuation on the interest rate swaps for the trust preferred securities (which convert the interest rate on our trust preferred obligations from floating to fixed) and a realized loss on the sales of investments. Net realized investment losses amounted to $820,000 for the first three months of 2008, driven primarily by changes in the fair value of the interest rate swaps for the floating rate trust preferred securities. Other revenue of $0.5 million and $0.5 million for the first three months of 2009 and 2008, respectively, represents primarily service charges recorded on insurance premium payment plans. Interest expense of $352,000 and $296,000 for the first three months of 2009 and 2008, respectively, represents interest charges on the trust preferred obligations of FPIG.

Charts and discussion relating to each of our segments (commercial lines underwriting, personal lines underwriting, and the investment segment) follow with further discussion below.

Three Months Ended March 31,
2009 vs. 2008 Revenue	2009	2008	Change	% Change
	(In thousands)
Direct premiums written	$34,993	$38,297	$(3,304)	(8.6)%
Net premiums written	31,856	34,539	(2,683)	(7.8)%
Net premiums earned	35,582	39,077	(3,495)	(8.9)%
Net investment income	3,603	3,361	242	7.2%
Net realized investment losses	(481)	(820)	339	N/M
Other revenue	488	455	33	7.3%
Total revenue	$39,192	$42,073	$(2,881)	(6.8)%
(N/M means “not meaningful”)
Total revenues declined to $39.2 million from $42.1 million in the three months ended March 31, 2009, as compared to the prior year. Net premiums earned totaled $35.6 million for the first three months of 2009 as compared to $39.1 million for the first three months of 2008, representing a 8.9% or $3.5 million decrease. Net premiums written decreased $2.7 million or 7.8% to $31.9 million for the first three months of 2009 as compared to $34.5 million for the first three months of 2008. The decline in net premiums written is attributable to the 8.6% decline in direct premiums written, offset by the positive impact on net premiums written of the change in reinsurance structure (in 2009 working-layer retention increased to $1,000,000 from $850,000, and in 2008 working-layer retention increased to $850,000 from $750,000, on casualty and property lines). Direct premiums written and earned were negatively impacted in large part by the weak economy, particularly as it relates to the new construction industry in California, an important operating territory for the Company.
In the first three months of 2009, direct premiums written declined $3.3 million or 8.6% to $35.0 million, as compared to $38.3 million in the first three months of 2008. The decline in direct premiums written is attributable to a more difficult economic environment, particularly in our California operating territory, as well as competitive market conditions and continuing competition on large accounts.
The decline in year-to-date direct premiums written reflects a continuing competitive marketplace and declining levels of economic activity in our operating territories. The current market is very competitive, with pricing and coverage competition being seen in virtually all classes of commercial accounts, package policies, commercial automobile policies and in the Pennsylvania personal auto market and Pennsylvania and New Jersey homeowners markets, all of which makes it more challenging to retain our accounts on renewal, or to renew a policy at the expiring premium. Competition also continues on large accounts, particularly in the East Coast habitational and California construction contracting programs, as competitors aggressively compete for these higher premium accounts. Pricing in the property and casualty insurance industry historically has been and remains cyclical. During a soft market cycle, such as the current market condition, price competition is prevalent, which makes it challenging to write and retain properly priced personal and commercial lines business. We continue to work with our agents to target classes of business and accounts compatible with our underwriting appetite, which includes certain types of religious institution risks, contracting risks, small business risks and property risks. Despite the pricing pressures of the marketplace, management maintains a strong focus on its policy of disciplined underwriting and pricing standards, declining business which it determines is inadequately priced for its level of risk. In spite of these competitive market conditions, our Group’s policy retention on renewal has been favorable across most product lines.
In the fourth quarter of 2008, a new Business Owners Policy (“BOP”) for California risks was introduced. This product targets small to medium sized businesses, which have been shown to be somewhat less price sensitive than larger accounts. This product also helps to balance FPIC’s business between property and casualty exposures. Additionally, a new contracting product which specializes in covering artisan contractors was introduced in the first quarter. Artisan contractors primarily provide repair and maintenance services, and this segment tends to experience less severe market fluctuations in difficult economic times compared to the real estate construction industry.
Effective January 1, 2009, the Group renewed its reinsurance coverages with a number of changes. The retention on any individual property or casualty risk was increased to $1.0 million from $850,000. Umbrella liability written by FPIC is now reinsured on a 75% quota share basis up to $1.0 million and on a 100% quota share basis in excess of $1.0 million. Prior to 2009, umbrella liability written by FPIC was reinsured on a 100% quota share basis with the exception of business owner policies, which were reinsured 75% up to $1.0 million and then on a 100% quota share basis in excess of $1.0 million. The 2009 changes to the umbrella liability reinsurance program conform FPIC’s retention on umbrella liability with all of the other insurance companies in the Group. The net effect of these changes in reinsurance arrangements increased net premiums written for 2009.

Net investment income totaled $3.6 million for the first three months of 2009, as compared to $3.4 million for the first three months of 2008, representing a 7.2% increase. Net realized investment losses amounted to $481,000 for the first three months of 2009 as compared to net realized investment losses of $820,000 for the first three months of 2008. The net realized investment loss in 2009 is primarily driven by other than temporary impairments on investment securities, a small realized gain on the mark-to-market valuation on the interest rate swaps for the trust preferred securities, and a small realized loss on sales of investments. The net realized investment loss in 2008 is primarily driven by a realized loss on the mark-to-market valuation on the interest rate swaps for the trust preferred securities. See the discussion of other than temporary impairments on investment securities in the “Critical Accounting Policies” section.
Growth in Net Investment Income is discussed below.

Three Months Ended March 31,
2009 vs. 2008 Investment Income and Realized Losses	2009	2008	Change	% Change
	(In thousands)
Fixed income securities	$3,937	$3,609	$328	9.1%
Dividends	80	85	(5)	(5.9)%
Cash, cash equivalents & other	47	170	(123)	(72.4)%
Gross investment income	4,064	3,864	200	5.2%
Investment expenses	(461)	(503)	42	8.3%
Net investment income	$3,603	$3,361	$242	7.2%

Realized losses — fixed income securities	$(319)	$—	$(319)	N/M
Realized losses — equity securities	(243)	(124)	(119)	N/M
Mark-to-market valuation for interest rate swaps	81	(696)	777	N/M
Net realized losses	$(481)	$(820)	$339	N/M
(N/M means “not meaningful”)
In the first three months of 2009 net investment income increased $242,000, or 7.2%, to $3.6 million, as compared to $3.4 million in the first three months of 2008. The increase in net investment income in 2009 is the result of an increase in average net cash and invested assets. The increase in invested assets is driven primarily by operating cash flow, including the benefits of the 2009 and 2008 reinsurance agreement changes, which result in less premium being ceded to reinsurers.
In the first three months of 2009 investment income on fixed income securities increased $328,000, or 9.1%, to $3.9 million, as compared to $3.6 million in the first three months of 2008. This was driven largely by an increase in the average investments held in fixed income securities. Our tax equivalent yield (yield adjusted for tax-benefit received on tax-exempt securities) on fixed income securities increased to 5.49% in the first three months of 2009, as compared to 5.19% in the first three months of 2008.
Dividend income remained relatively consistent at $80,000 in the first three months of 2009, as compared to $85,000 in the first three months of 2008. Interest income on cash and cash equivalents declined $123,000 in the first three months of 2009 to $47,000, as compared to $170,000 in the first three months of 2008, as we put cash balances to work in the bond portfolio as the credit crisis lost some of its intensity in the quarter. Investment expenses declined slightly in the first three months of 2009.

Net realized losses in the first three months of 2009 were $481,000, as compared to net realized losses of $820,000 in the first three months of 2008. In 2009, the net realized losses included write-downs of securities determined to be other than temporarily impaired of $535,000, net losses on securities sales of $27,000, and a gain on the mark-to-market valuation on the interest rate swaps of $81,000. In 2008, net realized losses of $820,000 included losses on securities sales of $24,000, a loss on the mark-to-market valuation on the interest rate swaps of $696,000, and a write-down of securities determined to be other than temporarily impaired of $100,000. Securities determined to be other-than-temporarily impaired were written down to their fair value at the time of the write-down. See the discussion of other than temporary impairments on investment securities in the Critical Accounting Policies section. We have three ongoing interest rate swap agreements to hedge against interest rate risk on our floating rate trust preferred securities. The estimated fair value of the interest rates swaps is obtained from the third-party financial institution counterparties. We mark the swap agreements to market using these valuations and records the change in the economic value of the interest rate swaps as a realized gain or loss in the consolidated statement of earnings.
The following table sets forth consolidated information concerning our investments.

	At March 31, 2009		At December 31, 2008
	Cost (2)	Fair Value	Cost (2)	Fair Value
	(In thousands)

Fixed income securities (1):
United States government and government agencies (3)	$79,961	$83,620	$84,747	$87,975
Obligations of states and political subdivisions	141,660	146,563	143,042	145,125
Industrial and miscellaneous	97,896	97,153	77,859	77,499
Mortgage-backed securities	23,213	22,462	25,427	23,488

Total fixed income securities	342,730	349,798	331,075	334,087
Equity securities	8,083	7,943	9,232	10,203

Total	$350,813	$357,741	$340,307	$344,290

(1)	In our consolidated financial statements, investments are carried at fair value.

(2)	Original cost of equity and fixed income securities adjusted for other than temporary impairment write downs and amortization of premium and accretion of discount.

(3)
Includes approximately $62,777 and $66,576 (cost) and $65,652 and $68,696 (estimated fair value) of mortgage-backed securities backed by the U.S. government and government agencies as of March 31, 2009 and December 31, 2008, respectively.

The following table shows our Industrial and miscellaneous fixed income securities and equity holdings by industry sector:

	March 31, 2009		December 31, 2008
	Cost (1)	Fair Value	Cost (1)	Fair Value
	(In thousands)
Industrial and miscellaneous:

Fixed income securities
Retail specialty	$34,087	$34,598	$27,561	$27,810
Financial	32,903	31,341	36,520	36,065
Energy	20,432	20,567	9,680	9,444
Information Technology	5,756	5,755	1,849	1,860
Pharmaceutical	4,718	4,892	2,249	2,320

Total	$97,896	$97,153	$77,859	$77,499

Equity securities
Retail specialty	$3,500	$3,228	$4,117	$4,565
Financial	1,861	1,561	2,329	2,343
Information Technology	1,182	1,250	1,246	1,186
Pharmaceutical	794	875	794	974
Energy	746	1,029	746	1,135

Total	$8,083	$7,943	$9,232	$10,203

(1)	Original cost of equity securities; original cost of fixed income securities adjusted for amortization of premium and accretion of discount, as well as any impairment write-downs.
Fixed maturity investments represent 97.8% of invested assets, and as of March 31, 2009, the fixed income portfolio consists of 99.3% investment grade securities, with the remaining 0.7% non-investment grade rated securities. The 0.7% includes four corporate securities held with a combined market value of $2.1 million, and one asset-backed security held with a market value of $0.2 million. The fixed income portfolio has an average rating of Aa2/AA, an average effective maturity of 5.1 years, an average duration of 3.6 years with an average tax equivalent book yield of 5.49%.
Among its portfolio holdings, the Group’s only subprime exposure consists of asset-backed securities (ABS) within the home equity subsector. The ABS home equity subsector totaled $0.57 million (book value) on March 31, 2009, representing 3.89% of the ABS holdings, 0.67% of the total structured product holdings, and 0.16% of total fixed income portfolio holdings. The subprime related exposure consists of three individual securities, of which two are insured by a monoline against default of principal and interest. However, since FGIC and AMBAC have been downgraded from their past AAA status, the two insured securities are now rated according to the higher of the underlying collateral or the monoline rating. One bond is rated Baa1/A while the other is rated Baa3/BB. With regard to the remaining security without monoline insurance, it is rated A3/AA by Moody’s and S&P, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the subsection entitled “Quantitative and Qualitative Information about Market Risk.”

The estimated fair value and unrealized loss for securities in a temporary unrealized loss position as of March 31, 2009 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$498	$2	$286	$2	$784	$4
Obligations of states and political subdivisions	9,902	145	2,181	481	12,083	626
Corporate securities	23,859	1,326	7,947	1,280	31,806	2,606
Mortgage-backed securities	4,594	74	7,104	1,011	11,698	1,085

Total fixed maturities	38,853	1,547	17,518	2,774	56,371	4,321
Total equity securities	3,838	844	364	32	4,202	876

Total securities in a temporary unrealized loss position	$42,691	$2,391	$17,882	$2,806	$60,573	$5,197

Fixed maturity investments with unrealized losses for less than twelve months are primarily due to changes in the interest rate environment and anomalies in pricing in the current difficult credit markets. At March 31, 2009 we had 20 fixed maturity securities with unrealized losses for more than twelve months. Of the 20 securities with unrealized losses for more than twelve months, 15 of them have fair values of no less than 86% of book value. The other five securities have a fair value greater than 65% of cost. We do not believe these declines are other than temporary due to the credit quality of the holdings. We currently have the ability and intent to hold these securities until recovery.
There are 33 common stock securities that are in an unrealized loss position at March 31, 2009. All of these securities have been in an unrealized loss position for less than 7 months. There are 3 preferred stock securities that are in an unrealized loss position at March 31, 2009. Two preferred stock securities have been in an unrealized loss position for less than 6 months. One preferred stock security has been in an unrealized loss position for more than twelve months. We do not believe these declines are other than temporary as a result of reviewing the circumstances of each such security in an unrealized loss position. We currently have the ability and intent to hold these securities until recovery. However, future write-downs may become necessary in light of unprecedented market and liquidity disruptions that have continued into 2009.
Results of our Commercial Lines segment were as follows:

Three Months Ended March 31,
2009 vs. 2008 Commercial Lines (CL)	2009	2008	Change	% Change
	(Dollars in thousands)
CL Direct premiums written	$30,237	$33,333	$(3,096)	(9.3)%
CL Net premiums written	$27,590	$30,126	$(2,536)	(8.4)%
CL Net premiums earned	$30,704	$34,031	$(3,327)	(9.8)%

CL Loss/ LAE expense ratio (GAAP)	59.9%	63.4%	(3.5)%
CL Expense ratio (GAAP)	35.8%	34.3%	1.5%
CL Combined ratio (GAAP)	95.7%	97.7%	(2.0)%
In the first three months of 2009 our commercial lines direct premiums written decreased by $3.1 million or 9.3% to $30.2 million as compared to direct premium written in the first three months of 2008 of $33.3 million. The decline in direct premiums written is attributable to several factors, including a decline in construction related activity in California, continuing competition on large accounts, and continued competition in the California contractor market and the East Coast habitational market. Our California contractors book reflects the decreased economic activity in the California construction market. Since the insurance premiums for these contractors generally reflect their level of economic activity, the average premium per policy has fallen as the insured’s business has contracted, resulting in lower insurance exposures for these contractors. The retention levels in this book remain attractive, and policy count continues to be up year-over-year, despite the decline in direct premiums written. This means that we have more customers in this market than in the previous year, but that on average we collect less premium from each in the current year. It also means that insurance exposures per contractor on average are down, since their businesses are less busy than before. See additional discussion above in the “2009 vs. 2008 Revenue” discussion.

In the first three months of 2009 our commercial lines net premiums earned decreased by 9.8% to $30.7 million as compared to net premiums earned in the first three months of 2008 of $34.0 million.
In the commercial lines segment for the first three months of 2009, we had underwriting income of $1.3 million, a GAAP combined ratio of 95.7%, a GAAP loss and loss adjustment expense ratio of 59.9% and a GAAP underwriting expense ratio of 35.8%, compared to underwriting income of $772,000, a GAAP combined ratio of 97.7%, a GAAP loss and loss adjustment expense ratio of 63.4% and a GAAP underwriting expense ratio of 34.3% in the first three months of 2008. Our commercial lines loss ratio for 2009 reflects a more favorable result than the similar period in 2008 for casualty and property lines of business in our West Coast commercial lines business.
Results of our Personal Lines segment were as follows:

Three Months Ended March 31,
2009 vs. 2008 Personal Lines (PL)	2009	2008	Change	% Change
	(Dollars in thousands)
PL Direct premiums written	$4,755	$4,964	$(209)	(4.2)%
PL Net premiums written	$4,266	$4,413	$(147)	(3.3)%
PL Net premiums earned	$4,878	$5,046	$(168)	(3.3)%

PL Loss/ LAE expense ratio (GAAP)	78.3%	63.2%	15.1%
PL Expense ratio (GAAP)	36.7%	37.3%	(0.6)%
PL Combined ratio (GAAP)	115.0%	100.5%	14.5%
Personal lines direct premiums written declined to $4.8 million in the first three months of 2009, as compared to $5.0 million in the first three months of 2008, representing a decline of $209,000 or 4.2%. Our personal lines have also been impacted by increased competition, similar to our commercial lines.
In the personal lines segment for the first three months of 2009, we had an underwriting loss of $733,000, a GAAP combined ratio of 115.0%, a GAAP loss and loss adjustment expense ratio of 78.3% and a GAAP underwriting expense ratio of 36.7%, compared to an underwriting loss of $22,000, a GAAP combined ratio of 100.5%, a GAAP loss and loss adjustment expense ratio of 63.2% and a GAAP underwriting expense ratio of 37.3% in the first three months of 2008. Our personal lines loss ratio for the first three months of 2009 reflects an elevated level of losses from severe winter weather as well as an unusual number of large fire losses.
Underwriting Expenses and the Expense Ratio is discussed below.

Three Months Ended March 31,
2009 vs. 2008 Expenses and Expense Ratio	2009	2008	Change	% Change
	(Dollars in thousands)
Amortization of Deferred Acquisition Costs	$9,905	$10,362	$(457)	(4.4)%
As a % of net premiums earned	27.8%	26.5%	1.3%
Other underwriting expenses	2,891	3,195	(304)	(9.5)%
Underwriting expenses	$12,796	$13,557	$(761)	(5.6)%
Underwriting expense ratio	36.0%	34.7%	1.3%

Underwriting and other expenses decreased by $761,000, or 5.6%, to $12.8 million in the first three months of 2009, as compared to $13.6 million in the first three months of 2008. The decrease in underwriting expenses primarily reflects the decrease in net premiums earned, as well as the Company’s ongoing expense reduction efforts. Underwriting expenses also reflects lower share-based compensation expense under SFAS 123R and lower net contingent commission expense. Lastly, underwriting expenses are impacted by the previously discussed changes in the 2009 and 2008 reinsurance program whereby less ceded premium is being recorded and accordingly less ceding commission is received, which increases underwriting expenses and net acquisition costs.
Our Federal income tax was as follows:

Three Months Ended March 31,
2009 vs. 2008 Income Taxes	2009	2008	Change	% Change
	(Dollars in thousands)

Income before income taxes	$3,845	$3,450	$395	11.4%
Income taxes	954	858	96	11.2%
Net income	$2,891	$2,592	$299	11.5%
Effective tax rate	24.8%	24.9%	(0.1)%
Federal income tax expense was $954,000 and $858,000 for the first three months of 2009 and 2008, respectively. The effective tax rate was 24.8% and 24.9% for the first three months of 2009 and 2008, respectively.
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
On April 16, 2008, the Holding Company was authorized by the Board of Directors to repurchase, at management’s discretion, up to 5% of its outstanding stock. Any such purchases will be funded by the Holding Company’s existing resources, dividends from subsidiaries, or the credit line, or any combination of these resources. As of March 31, 2009, the Holding Company had purchased, pursuant to the authority granted by the Board on April 16, 2008, a total of 123,300 shares of outstanding stock at an average cost of $15.89 per share, and is holding the stock as treasury stock.
The Group’s insurance companies are required by law to maintain a certain minimum surplus on a statutory basis, and are subject to risk-based capital requirements and to regulations under which payment of a dividend from statutory surplus may be restricted and may require prior approval of regulatory authorities.
Additionally, there is a covenant in the Group’s line of credit agreement that requires the Group to maintain at least 50% of its insurance company subsidiaries’ capacity to pay dividends without state regulation pre-approval.
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

MIG began paying quarterly dividends of $0.05 per common share in the second quarter of 2006. On April 16, 2008, MIG’s Board of Directors increased the quarterly dividend from $0.05 per share of common stock to $0.075 per share of common stock, effective with the payment of the June 27, 2008 dividend. The amount of dividends paid for the first three months of 2009 and 2008 totaled $0.5 million and $0.3 million, respectively. The shareholder dividend was funded from the Group’s insurance companies, for which approval was sought and received (where necessary) from each of the insurance companies’ primary regulators.
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
The Group adopted a stock-based incentive plan at its 2004 annual meeting of shareholders. Pursuant to that plan, Mercer Insurance Group may issue a total of 876,555 shares, which amount will increase automatically each year by 1% of the number of shares outstanding at the end of the preceding year. At March 31, 2009, the number of shares authorized under the plan has been increased under this provision to 1,206,091 shares. For the three months ended March 31, 2009, the Group made no grants of restricted stock and stock options. In addition, there were no forfeitures of restricted stock and no options exercised during the first three months of 2009. During the first quarter of 2009, ISO’s on 10,000 shares of stock expired unexercised and were consequently forfeited.
Total assets decreased 0.5%, or $2.8 million, to $566.2 million, at March 31, 2009, as compared to $569.0 million at December 31, 2008. The Group’s cash and invested assets had a net increase of $2.6 million or 0.7%, primarily due to net cash provided by operating activities. Premiums receivable decreased $1.0 million or 3.0%, primarily due to timing differences in the recording and collecting of premium, and the decrease in premiums written. Reinsurance receivables decreased $3.5 million or 4.1%, primarily due to a decrease in ceded loss and loss adjustment expense reserves. Prepaid reinsurance premiums decreased $1.2 million or 16.4%, primarily due to a change in certain of the Group’s reinsurance contracts, whereby fewer unearned premium reserves are ceded. Property and equipment increased $2.2 million, or 13.8%, due primarily to construction of a new building in Rocklin, Califonia, as well as capitalization of internally developed software costs. Additionally, the deferred income tax asset increased $0.5 million or 5.1%, due to changes in a variety of temporary differences items.
Total liabilities decreased 1.7% or $7.3 million, to $424.4 million at March 31, 2009 as compared to $431.7 million at December 31, 2008, primarily as a result of the decrease in unearned premium reserves of $4.9 million or 6.1%, and a decline in accounts payable and accrued expenses of $3.5 million or 26.7%, offset by an increase in other reinsurance balances of $1.1 million or 9.4%. Unearned premiums declined primarily due to the decline in written premiums. Accounts payable and accrued expenses declined primarily due to payments for agents profit sharing, state premium taxes, Group salary bonuses and retirement funding and other payments normally made in the first quarter of each year. Other reinsurance balances increased primarily due to additional ceded contingent commissions received in the first quarter of 2009.

Total stockholders’ equity increased $4.5 million or 3.3%, to $141.8 million, at March 31, 2009, from $137.3 million at December 31, 2008, primarily due to net income of $2.9 million, stock compensation plan amortization of $0.1 million, ESOP shares committed to be allocated to participants of $0.2 million and changes in unrealized holding gains and losses on securities of $1.9 million, offset by stockholder dividends of $0.5 million and the purchase of treasury stock of $0.1 million.
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
OFF BALANCE SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS
The Group was not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles at March 31, 2009 which would give rise to previously undisclosed market, credit or financing risk.
The Group has no significant contractual obligations at March 31, 2009, other than its insurance obligations under its policies of insurance, trust preferred securities interest and principal, a line of credit obligation, its obligations in connection with the construction of a new building in Rocklin, California, and operating lease obligations. Projected cash disbursements pertaining to these obligations have not materially changed since December 31, 2008, and the Group expects to have the resources to pay these obligations as they come due.
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

Credit Risk.
The quality of our interest-bearing investments is generally good. Our fixed maturity securities at March 31, 2009, have an average rating of AA or better.
Municipal Bond Holding Exposure.
The overall credit quality, based on weighted average Standard & Poor’s (S&P) ratings or equivalent when the S&P rating is not available, of the total $146.6 million municipal fixed income portfolio is:
•	“AA+” including insurance enhancement

•	“AA” excluding insurance enhancement
•	99% of the underlying ratings are “A-” or better

•	88% of the underlying ratings are “AA-” or better
The municipal fixed income portfolio with insurance enhancement represents $104.9 million, or 72% of the total municipal fixed income portfolio.
•	The average credit quality with insurance enhancement is “AA”
•	The average credit quality of the underlying, excluding insurance enhancement, is “AA”
•	Each municipal fixed income investment is evaluated based on its underlying credit fundamentals, irrespective of credit enhancement provided by bond insurers
The municipal fixed income portfolio without insurance enhancement represents $41.6 million, or 28% of the total municipal fixed income portfolio.
•	The average credit quality of those securities without enhancement is “AA+”
The following represents the Group’s municipal fixed income portfolio as of March 31, 2009:

			% of Total
	Average Credit	Market	Muni	Unrealized
	Rating	Value	Portfolio	Gain
	(dollars in thousands)

Uninsured Securities	AA+	$41,618,449	28%	$1,095,225
Securities with Insurance Enhancement	AA	104,944,434	72%	3,807,666

Total		$146,562,883	100%	$4,902,891

	Market
Credit Enhancement	Value	% of Total
(dollars in thousands)

AMBAC	$11,097,819	8%
FGIC	1,002,910	1%
FSA	30,345,010	21%
None	32,931,500	22%
Other Enhancement	6,050,245	5%
Nat’l Pub Finance	27,427,782	19%
National Re FGIC	28,455,498	19%
Escrowed to Maturity	9,252,119	6%

Grand Total	$146,562,883	100%

The following represents the Group’s ratings on the municipal fixed income portfolio as of March 31, 2009:

							Total Municipal		Total Municipal
					Underlying Rating		Fixed Income		Fixed Income
			Insurance		of Insurance		Portfolio		Portfolio
	Uninsured		Enhanced		Enhanced		(with Insurance		(without Insurance
	Securities		Securities		Securities		Enhancement)		Enhancement)
	(1)		(2)		(3)		(1) + (2)		(1) + (3)
	(dollars in thousands)
S&P or	Market	% of	Market	% of	Market	% of	Market	% of	Market	% of
equivalent ratings	Value	Total	Value	Total	Value	Total	Value	Total	Value	Total
AAA	$25,074,110	60%	$39,035,042	37%	$12,068,280	11%	$64,109,152	44%	$37,142,390	25%
AA+	3,313,759	8%	20,584,735	20%	27,018,136	26%	23,898,494	16%	30,331,895	21%
AA	10,992,560	26%	25,996,635	25%	32,736,094	31%	36,989,195	25%	43,728,654	30%
AA-	1,059,530	3%	17,236,600	16%	16,834,585	16%	18,296,130	12%	17,894,115	12%
A+			1,088,512	1%	6,364,609	6%	1,088,512	1%	6,364,609	4%
A	1,178,490	3%			5,897,882	6%	1,178,490	1%	7,076,372	5%
A-					3,021,938	3%			3,021,938	2%
BBB-			1,002,910	1%	1,002,910	1%	1,002,910	1%	1,002,910	1%

Total	$41,618,449	100%	$104,944,434	100%	$104,944,434	100%	$146,562,883	100%	$146,562,883	100%

Average Rating	AA+		AA		AA		AA+		AA

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
As of March 31, 2009, all of the Group’s municipal bonds carry an underlying rating of at least an A- or better by S&P or Moody’s, except $1 million par of Puerto Rico Commonwealth bonds due in 2013. These bonds are rated Baa3/BBB-. The bonds were originally rated A3/A due to the insurance provided by the monoline insurer, FGIC. When FGIC was downgraded, the Puerto Rico municipal bonds were downgraded to their underlying or standalone rating of Baa3/BBB-, as FGIC’s rating is lower at CC by S&P and no longer rated by Moody’s.

Structured Product Exposure.
The Group’s structured product exposure includes commercial mortgage backed securities (CMBS), residential mortgage backed securities (MBS) and asset backed securities (ABS). The total book value, as of March 31, 2009, was $86 million and represented 24% of the total invested assets.
CMBS positions totaled $9.3 million (book value), representing 10% of the total structured product holdings. All CMBS securities are rated Aaa/AAA by either Moody’s, S&P, or Fitch.
MBS positions totaled $62.1 million (book value), representing 53% of the total structured product holdings. The MBS securities consist of both pass-through and collateralized mortgage obligation (CMO) structures. The pass-throughs are all agency sponsored securities and have a Aaa/AAA rating. Among the CMO’s, a majority are agency sponsored and as a result, also have a Aaa/AAA rating. The non-agency backed securities represent 4% of the CMO holdings and 1% of total MBS holdings; three of the four of non-agency CMO’s have a Aaa/AAA rating by Moody’s or S&P and one security is rated A by S&P and unrated by Moody’s.
ABS holdings totaled $14.8 million (book value), representing 17% of the total structured product holdings. The ABS securities consist of a diversified blend of subsectors including, automobile loan and credit card receivables, equipment financing, home equity, rate reduction bonds, among other ABS. Outside of three holdings of home equity (sub-prime) and one split rated (Aa3/AAA) automobile trust, all other ABS securities are rated Aaa/AAA by Moody’s and S&P.
The ABS home equity subsector (collateral of sub-prime home equity loans) totaled $0.57 million (book value) on March 31, 2009, representing 3.89% of the ABS holdings, 0.67% of the total structured product holdings, and 0.16% of total fixed income portfolio holdings. The subprime related exposure consists of three individual securities, of which two are insured by a monoline against default of principal and interest. However, since FGIC and AMBAC have been downgraded from their past AAA-rated status, the two insured securities are now rated according to the higher of either the underlying collateral or the monoline rating. One bond is rated Baa1/A while the other is rated Baa3/BB. With regard to the remaining security without monoline insurance, it is rated A3/AA by Moody’s and S&P, respectively.
There are two sectors where the Group has indirect exposure to subprime securities. These are the U.S. agency and investment grade corporate sectors. As of March 31, 2009, the Group held $12.7 million (book value) of agency debentures, consisting predominately of Fannie Mae, Federal Home Loan Bank, Freddie Mac, and Federal Farm Credit Bank securities.
The second sector of the market in which the Group has indirect exposure to subprime securities is the investment grade corporate market. As of March 31, 2009, the Group’s portfolio held $94.6 million (book value) of corporate bonds. Among the corporate credit exposure, $25.1 million or 27% of the holdings, were in the financial industry. The banking, brokerage, finance, insurance and REIT sectors of the investment grade corporate market continue to face stresses and challenges. Although some issuers, particularly banks, will continue to need to strengthen their reserves and write-off bad debts which will impact their earnings, it is expected that these issuers will continue to pay principal and interest when due.
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
Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2009. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2009. There were no changes in our internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
No material changes from risk factors previously disclosed in the registrant’s Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number of Shares Purchased as	Maximum Number of Shares That
	Total Number of	Average Price	Part of Publicly Announced Plans or	May Yet Be Purchased Under The
Period	Shares Purchased	Paid per Share	Programs (Note 1)	Plans or Programs (Note 1)

January 1-31, 2009	9,000	$14.05	9,000	205,176

February 1-28, 2009	0	N/A	0	205,176

March 1-31, 2009	0	N/A	0	205,176

Total	9,000	$14.05	9,000	205,176
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

MERCER INSURANCE GROUP, INC. (Registrant)
Dated: May 11, 2009	By:	/s/ Andrew R. Speaker
Andrew R. Speaker,
President and Chief Executive Officer

Dated: May 11, 2009	By:	/s/ David B. Merclean
David B. Merclean,
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Title

3.1	Articles of Incorporation of Mercer Insurance Group, Inc. (incorporated by reference herein to the Group’s Pre-effective Amendment No. 3 on Form S-1, SEC File No. 333-104897.)

3.2	Bylaws of Mercer Insurance Group, Inc. (incorporated by reference herein to the Group’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2003.)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)