Form 10-Q
period 2009-06-30
MERCER INSURANCE GROUP INC
filed 2009-08-10
CIK 1050690

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2009,
or
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of July 31, 2009

COMMON STOCK (No Par Value)	6,442,572

(Title of Class)	(Outstanding Shares)

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
the effect of legislative, judicial, economic, demographic and regulatory events in the seven states in which we do the majority of our business as of June 30, 2009;
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

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2009 and December 31, 2008
(Dollars in thousands, except share amounts)

	2009	2008
	(Unaudited)
Assets
Investments, at fair value:
Fixed-income securities, available for sale, at fair value (cost $350,555 and $331,075, respectively)	$360,391	334,087
Equity securities, at fair value (cost $7,462 and $9,232, respectively)	8,988	10,203

Total investments	369,379	344,290

Cash and cash equivalents	23,253	37,043
Premiums receivable	39,634	34,165
Reinsurance receivables	79,860	86,443
Prepaid reinsurance premiums	6,188	7,096
Deferred policy acquisition costs	19,586	20,193
Accrued investment income	4,315	3,901
Property and equipment, net	19,543	16,144
Deferred income taxes	8,684	9,814
Goodwill	5,416	5,416
Other assets	4,951	4,481

Total assets	$580,809	568,986

Liabilities and Equity
Liabilities:
Losses and loss adjustment expenses	$304,041	304,000
Unearned premiums	81,149	80,408
Accounts payable and accrued expenses	10,594	13,283
Other reinsurance balances	13,413	11,509
Trust preferred securities	15,584	15,576
Advances under line of credit	3,000	3,000
Other liabilities	4,598	3,940

Total liabilities	432,379	431,716

Stockholders’ Equity:
Preferred stock, no par value, authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value, authorized 15,000,000 shares, issued 7,074,333 shares, outstanding 6,849,268 and 6,801,095 shares	—	—
Additional paid-in capital	71,777	71,369
Accumulated other comprehensive income	7,367	2,494
Retained Earnings	79,850	74,138
Unearned ESOP shares	(2,195)	(2,505)
Treasury stock, 631,761 and 621,773 shares	(8,369)	(8,226)

Total stockholders’ equity	148,430	137,270

Total liabilities and stockholders’ equity	$580,809	568,986

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Six Months Ended June 30, 2009 and 2008

	2009	2008
	(Dollars in thousands, except per
	share data)
	(Unaudited)
Revenues:
Net premiums earned	$70,534	77,721
Investment income, net of expenses	7,228	6,704
Net realized investment losses
Other-than-temporary impairments (none allocated to Other Comprehensive Income)	(732)	(671)
Other net realized investment gains	653	8

Total net realized investment losses	(79)	(663)
Other revenue	1,039	1,019

Total revenues	78,722	84,781

Expenses:
Losses and loss adjustment expenses	42,960	48,745
Amortization of deferred policy acquisition costs (related party amounts of $506 and $542, respectively)	19,503	20,703
Other expenses	6,569	6,842
Interest expense	708	633

Total expenses	69,740	76,923

Income before income taxes	8,982	7,858

Income taxes	2,341	2,033

Net income	$6,641	5,825

Earnings per common share:
Basic	$1.07	0.94
Diluted	$1.06	0.91

Weighted average shares:
Basic	6,188,313	6,226,772
Diluted	6,262,612	6,382,926
See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months Ended June 30, 2009 and 2008

	2009	2008
	(Dollars in thousands, except per
	share data)
	(Unaudited)
Revenues:
Net premiums earned	$34,952	38,644
Investment income, net of expenses	3,625	3,343
Net realized investment gains
Other-than-temporary impairments (none allocated to Other Comprehensive Income)	(197)	(571)
Other net realized investment gains	599	728

Total net realized investment gains	402	157
Other revenue	551	564

Total revenues	39,530	42,708

Expenses:
Losses and loss adjustment expenses	20,761	23,975
Amortization of deferred policy acquisition costs (related party amounts of $252 and $268, respectively)	9,598	10,341
Other expenses	3,678	3,647
Interest expense	356	337

Total expenses	34,393	38,300

Income before income taxes	5,137	4,408

Income taxes	1,387	1,175

Net income	$3,750	3,233

Earnings per common share:
Basic	$0.61	0.52
Diluted	$0.60	0.51

Weighted average shares:
Basic	6,196,311	6,233,796
Diluted	6,298,438	6,387,750
See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Six months ended June 30, 2009
(Unaudited, dollars in thousands)

				Accumulated
			Additional	other		Unearned
	Preferred	Common	paid-in	comprehensive	Retained	ESOP	Treasury
	stock	stock	capital	income	earnings	shares	stock	Total
Balance, December 31, 2008	$—	—	71,369	2,494	74,138	(2,505)	(8,226)	137,270
Net income					6,641			6,641
Unrealized gains on securities:
Unrealized holding gains arising during period, net of related income tax expense of $2310				4,484				4,484
Less reclassification adjustment for losses included in net income, net of related income tax benefit of $199				387				387
Defined benefit pension plan, net of related income tax of $1				2				2

Other comprehensive income								4,873

Comprehensive income								11,514

Stock compensation plan amortization			249					249
Tax benefit from stock compensation plan			22					22
ESOP shares committed			137			310		447
Purchase of treasury stock							(143)	(143)
Dividends to stockholders					(929)			(929)

Balance, June 30, 2009	$—	—	71,777	7,367	79,850	(2,195)	(8,369)	148,430

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2009 and 2008

	2009	2008
	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$6,641	5,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	1,545	1,099
Amortization of premium, net	702	742
Amortization of stock compensation	249	259
ESOP share commitment	447	540
Net realized investment losses	79	663
Deferred income tax	(1,381)	168
Change in assets and liabilities:
Premiums receivable	(5,469)	(3,408)
Reinsurance receivables	6,583	(5,320)
Prepaid reinsurance premiums	908	1,312
Deferred policy acquisition costs	607	(404)
Other assets	151	(1,596)
Losses and loss adjustment expenses	41	19,141
Unearned premiums	741	(744)
Other reinsurance balances	1,904	(1,579)
Other	(3,066)	(2,994)

Net cash provided by operating activities	10,682	13,704

Cash flows from investing activities:
Purchase of fixed income securities, available for sale	(46,366)	(33,214)
Purchase of equity securities	—	(1,999)
Sale and maturity of fixed income securities, available for sale	26,172	22,068
Sale of equity securities	1,717	1,352
Purchase of property and equipment, net	(4,945)	(2,881)

Net cash used in investing activities	(23,422)	(14,674)

Cash flows from financing activities:
Purchase of treasury stock	(143)	(466)
Tax benefit from stock compensation plans	22	31
Dividends to stockholders	(929)	(781)

Net cash used in financing activities	(1,050)	(1,216)

Net decrease in cash and cash equivalents	(13,790)	(2,186)
Cash and cash equivalents at beginning of period	37,043	21,580

Cash and cash equivalents at end of period	$23,253	19,394

Cash paid during the period for:
Interest	$700	626
Income taxes	$2,870	2,700
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
The Group applies the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment”, using the modified-prospective-transition method. The after-tax compensation expense recorded in the consolidated statements of earnings for stock options (net of forfeitures) for the six months ended June 30, 2009 and 2008 was $103,000 and $108,000, respectively. The after-tax compensation expense recorded in the consolidated statements of earnings for restricted stock (net of forfeitures) for the six months ended June 30, 2009 and 2008 was $90,000 and $94,000, respectively. The after-tax compensation expense recorded in the consolidated statements of earnings for stock options (net of forfeitures) for the three months ended June 30, 2009 and 2008 was $58,000 and $54,000, respectively. The after-tax compensation expense recorded in the consolidated statements of earnings for restricted stock (net of forfeitures) for the three months ended June 30, 2009 and 2008 was $46,000 and $47,000, respectively.
As of June 30, 2009, the Group has $0.2 million of unrecognized total compensation cost related to non-vested stock options and restricted stock. That cost will be recognized over the remaining weighted-average vesting period of one year.
For the six months ended June 30, 2009, the Group made no grants of restricted stock and stock options. In addition, there were no forfeitures of restricted stock and no options exercised during the first six months of 2009. During the first six months of 2009, ISO’s on 10,000 shares of stock expired unexercised and were consequently forfeited.
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
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”) which provide guidance relating to required disclosures concerning the fair value of financial instruments when a publicly traded company issues financial information for interim reporting periods. The requirements are effective for interim reporting periods ending after June 15, 2009. The disclosures required by FSP FAS 107-1 and APB 28-1 have been included in the notes to the consolidated financial statements.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), which change the amount determined to be an other-than-temporary impairment when there are non-credit losses on a debt security which management does not intend to sell and for which it is more-likely-than-not the entity will not have to sell the security prior to recovery of the non-credit impairment. In these situations, the portion of the total impairment that is related to the credit loss would be recognized as a charge against earnings, and the remaining portion would be included in other comprehensive income. These pronouncements are effective for interim and annual reporting periods ending after June 15, 2009. FSP FAS 115-2 and FAS 124-2 also required the Company to analyze securities held as of the adoption date which were the subject of previous other-than-temporary impairment charges in order to determine a cumulative effect adjustment to the opening balance of retained earnings and other comprehensive income at adoption. The Company reviewed the securities held at April 1, 2009 which were the subject of previous other-than-temporary impairment charges, and concluded that no material amount of non-credit impairment had been previously recognized. Adoption did not have a material impact on the Group’s results of operations, financial condition, or liquidity.
In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which addresses the factors that determine whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared to the normal market activity. This pronouncement provides that if it has been determined that the volume and level of activity has significantly decreased and that transactions are not orderly, further analysis is required and significant adjustments to the quoted prices or transactions might be needed. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. Adoption did not have a material impact on the Group’s results of operations, financial condition, or liquidity.
In May 2009, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 165, “Subsequent Events.” SFAS No. 165 establishes the standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This Statement also requires the disclosure of the date through which subsequent events have been evaluated. The Company adopted this standard, as required, for the period ended 30 June 2009, and the Company performed a review of subsequent events through the date of issuance of these financial statements, August 10, 2009, in evaluating the need for disclosure. Adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162. This Statement establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative GAAP for nongovernmental entities. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. This Statement and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. As the Codification will not change existing GAAP, the adoption of FAS 168 will not have an impact on our financial condition or results of operations.

(2)	INVESTMENTS

Net investment income, net realized investment gains (losses), and change in unrealized gains (losses) on investment securities are as follows.

Net investment income and net realized investment gains (losses):

	Three months ended		Six months ended
	June 30		June 30
	2009	2008	2009	2008
Investment income:
Fixed income securities	$4,023	3,680	7,960	7,289
Equity securities	79	82	159	167
Cash and equivalents	32	83	79	253

Gross investment income	4,134	3,845	8,198	7,709
Less investment expenses	509	502	970	1,005

Net investment income	3,625	3,343	7,228	6,704

Net realized gains (losses):
Fixed income securities	7	(459)	(312)	(459)
Equity securities, net	(31)	(30)	(274)	(154)
Mark-to-market valuation for interest rate swaps	426	646	507	(50)

Net realized investment gains (losses)	402	157	(79)	(663)

Net investment income and net realized investment gains	$4,027	3,500	7,149	6,041

Investment expenses include salaries, advisory fees and other miscellaneous expenses attributable to the maintenance of investment activities.
The change in net unrealized gains of securities from December 31, 2008 is as follows:
Change in Unrealized Gains and Losses:

June 30
2009
Fixed-income securities	$6,824
Equity securities	555

$7,379

The cost and estimated market value of available-for-sale fixed-income and equity investment securities at June 30, 2009 is shown below.

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost (1)	Gains	Losses	Value
At June 30, 2009:
Fixed-income securities, available for sale:
U.S. government and government agencies (2)	$77,260	2,940	46	80,154
Obligations of states and political subdivisions	141,235	4,593	528	145,300
Industrial and miscellaneous	108,045	3,803	808	111,040
Mortgage-backed securities	24,015	681	799	23,897

Total fixed maturities	350,555	12,017	2,181	360,391

Equity securities:
At estimated market value	7,462	1,667	141	8,988

Total	$358,017	13,684	2,322	369,379

(1)	Original cost of equity and fixed-income securities adjusted for other than temporary impairment writedowns and amortization of premium and accretion of discount.

(2)	Includes approximately $63,262 (fair value) of mortgage-backed securities implicitly or explicitly backed by the U.S. government and government agencies as of June 30, 2009.
The following table shows our Industrial and miscellaneous fixed income securities and equity holdings by industry sector:

	June 30, 2009		December 31, 2008
	Cost (1)	Fair Value	Cost (1)	Fair Value

Industrial and miscellaneous:

Fixed income securities
Retail specialty	$36,990	$37,869	$27,561	$27,810
Financial	31,887	32,526	36,520	36,065
Energy	23,981	25,050	9,680	9,444
Information Technology	9,152	9,286	1,849	1,860
Pharmaceutical	6,035	6,309	2,249	2,320

Total	$108,045	$111,040	$77,859	$77,499

Equity securities
Retail specialty	$3,441	$3,570	$4,117	$4,565
Financial	1,575	2,254	2,329	2,343
Information Technology	1,009	1,197	1,246	1,186
Pharmaceutical	886	1,077	794	974
Energy	551	890	746	1,135

Total	$7,462	$8,988	$9,232	$10,203

The estimated market value and unrealized loss for securities in a temporary unrealized loss position as of June 30, 2009 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$3,870	$46	$—	$—	$3,870	$46
Obligations of states and political subdivisions	19,019	242	2,370	286	21,389	528
Corporate securities	9,277	200	8,145	608	17,422	808
Mortgage-backed securities	378	28	6,220	771	6,598	799

Total fixed maturities	32,544	516	16,735	1,665	49,279	2,181
Total equity securities	1,778	116	371	25	2,149	141

Total securities in a temporary unrealized loss position	$34,322	$632	$17,106	$1,690	$51,428	$2,322

Fixed maturity investments with unrealized losses for less than twelve months are ordinarily due to changes in the interest rate environment and anomalies in pricing in the current difficult credit markets. At June 30, 2009 we had 17 fixed maturity securities with unrealized losses for more than twelve months. Of the 17 securities with unrealized losses for more than twelve months, 11 of them have fair values of no less than 90% of book value. The other six securities have a fair value greater than 83% of cost. We do not believe these declines are other than temporary due to the credit quality of the holdings. We currently have no intention or expectation that we will have to sell these securities before recovery.
There are 13 common stock securities that are in an unrealized loss position at June 30, 2009. All of these securities have been in an unrealized loss position for less than 6 months. There is 1 preferred stock security that is in an unrealized loss position at June 30, 2009. It has been in an unrealized loss position for more than twelve months. We do not believe this decline is other than temporary as a result of reviewing the its circumstances. We currently have the ability and intent to hold this security until recovery.
The amortized cost and estimated fair value of fixed-income securities at June 30, 2009, by contractual maturity, are shown below (note that mortgage-backed securities in the below table include securities backed by the U.S. government and agencies). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$23,506	23,774
Due after one year through five years	89,605	93,106
Due after five years through ten years	124,473	128,089
Due after ten years	28,099	28,263

	265,683	273,232
Mortgage-backed securities	84,872	87,159

	$350,555	360,391

A rollforward of the amount related to credit losses for fixed income securities recognized in earnings is presented in the following table:

Three months
ended
June 30
2009

Beginning balance of cumulative credit loss for securities held at April 1, 2009	$5,503
Additional credit loss for securities previously other-than-temorarily impaired	24
credit loss for securities not previously other-than-temorarily impaired	—
Reduction in credit loss for securities disposed or collected	—
Reduction in credit loss for securities other-than-temporarily impaired which were intended to be or were required of necessity to be sold	—
Change in credit loss due to accretion of increase in cash flows for securities previously other-than-temporarily impaired	—

Ending balance June 30, 2009	$5,527

The gross realized gains and losses on investment securities are as follows:

	Three months ended	Six months ended
	June 30	June 30
	2009	2009
Gross realized gains	$604	823
Gross realized losses	(202)	(902)

	$402	(79)

In the six months ended June 30, 2009, we recorded a pre-tax charge to earnings of $732 for write-downs of other than temporarily impaired securities (OTTI).
Of the $732 in 2009 OTTI write-downs, $356 related to 3 fixed-income securities including the following:
•	$286 relating to one residential mortgage-backed security. This charge resulted from increased delinquency and default rates.

•
$70 relating to two asset-backed securities. These charges related to issuer-specific credit events that revolved around the performance of the underlying collateral, which had deteriorated. In general, the underlying assets of these securities experienced increased conditional default rates and expected loss severities.

Of the $732 in 2009 OTTI write-downs, $376 related to 11 equity securities, including the following:
•	$237 on nine equity securities related to issuer-specific concerns in the underlying businesses.

•	$139 on two preferred stock securities, with the charge attributable to weakening fundamentals in their underlying assets.
The Company has no material amount of non-credit other-than-temporary impairment loss carried in Other Comprehensive Income at June 30, 2009.
Proceeds from sales and maturities of securities were $27.9 million in 2009.

(3) Segment Information
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
In determining the results of each segment, assets are not allocated to segments and are reviewed in the aggregate for decision-making purposes.
Financial data by segment is as follows:

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Revenues:
Net premiums earned:
Commercial lines	$60,874	$67,689
Personal lines	9,660	10,032

Total net premiums earned	70,534	77,721
Net investment income	7,228	6,704
Net realized investment losses	(79)	(663)
Other revenue	1,039	1,019

Total revenues	$78,722	$84,781

Income before income taxes:
Underwriting income (loss):
Commercial lines	$2,361	$2,240
Personal lines	(859)	(809)

Total underwriting income	1,502	1,431
Net investment income	7,228	6,704
Net realized investment losses	(79)	(663)
Other	331	386

Income before income taxes	$8,982	$7,858

	Three Months Ended June 30,
	2009	2008
	(In thousands)
Revenues:
Net premiums earned:
Commercial lines	$30,170	$33,658
Personal lines	4,782	4,986

Total net premiums earned	34,952	38,644
Net investment income	3,625	3,343
Net realized investment gains	402	157
Other revenue	551	564

Total revenues	$39,530	$42,708

Income before income taxes:
Underwriting income (loss):
Commercial lines	$1,041	$1,468
Personal lines	(126)	(787)

Total underwriting income	915	681
Net investment income	3,625	3,343
Net realized investment gains	402	157
Other	195	227

Income before income taxes	$5,137	$4,408

(4) Reinsurance
Premiums earned are net of amounts ceded of $8.8 million and $11.0 million for the six months ended June 30, 2009 and 2008, respectively and $4.4 million and $5.3 million for the three months ended June 30, 2009 and 2008, respectively. Losses and loss adjustment expenses are net of amounts ceded of $3.5 million and $10.6 million for the six months ended June 30, 2009 and 2008, respectively and $2.9 million and $4.7 million for the three months ended June 30, 2009 and 2008, respectively.
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
(5) Comprehensive Income
The Group’s comprehensive income for the six and three month periods ended June 30, 2009 and 2008 is as follows:

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Net income	$6,641	$5,825
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period, net of related income tax expense (benefit) of $2,310 and ($1,724)	4,484	(3,346)
Less reclassification adjustment for losses included in net income, net of related income tax benefit of $199 and $210	387	405
Defined benefit pension plan, net of related income tax expense (benefit) of $1 and ($38)	2	(74)

	4,873	(3,015)

Comprehensive income	$11,514	$2,810

	Three Months Eended June 30,
	2009	2008
	(In thousands)
Net income	$3,750	$3,233
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period, net of related income tax expense (benefit) of $1,500 and ($1,963)	2,911	(3,810)
Less reclassification adjustment for losses included in net income, net of related income tax benefit of $8 and $167	16	323
Defined benefit pension plan, net of related income tax expense (benefit) of $1 and ($38)	1	(74)

	2,928	(3,561)

Comprehensive income (loss)	$6,678	$(328)

(6)	Share-based Compensation
The Group adopted the Mercer Insurance Group, Inc. 2004 Stock Incentive Plan (the Plan) on June 16, 2004. Awards under the Plan may be made in the form of incentive stock options (to employees only), nonqualified stock options, restricted stock or any combination to employees and non-employee Directors. At adoption, the Plan initially limited to 250,000 the number of shares that may be awarded as restricted stock, and to 500,000 the number of shares for which incentive stock options may be granted. The total number of shares initially authorized in the Plan was 876,555 shares, with an annual increase equal to 1% of the shares outstanding at the end of each year. As of June 30, 2009, the Plan’s authorization has been increased under this feature to 1,206,091 shares. The Plan provides that stock options and restricted stock awards may include vesting restrictions and performance criteria at the discretion of the Compensation Committee of the Board of Directors. The term of options may not exceed ten years for incentive stock options, and ten years and one month for nonqualified stock options, and the option price may not be less than fair market value on the date of grant. The grants made under the plan employ graded vesting over vesting periods of 3 or 5 years for restricted stock, incentive stock options, and nonqualified stock option grants, and include only service conditions. Upon exercise, it is anticipated that newly issued shares will be issued to the option holder.
For the six months ended June 30, 2009, the Group made no grants of restricted stock and stock options. In addition, there were no forfeitures of restricted stock and no options exercised during the first six months of 2009. During the first half of 2009, incentive stock options on 10,000 shares of stock expired unexercised and were consequently forfeited.

Information regarding stock option activity in the Group’s Plan is presented below:

		Weighted
		Average
	Number of	Exercise Price
	Shares	per Share
Outstanding at December 31, 2008	600,700	$13.24
Granted - 2009	—	—
Exercised - 2009	—	—
Forfeited - 2009	(10,000)	12.21

Outstanding at June 30, 2009	590,700	$13.26

Exercisable at:
June 30, 2009	546,366	$12.86
Weighted-average remaining contractual life		5.2 years
Compensation remaining to be recognized for unvested stock options at June 30, 2009 (millions)		$0.2
Weighted-average remaining amortization period		0.9 years
Aggregate Intrinsic Value of outstanding options, June 30, 2009 (millions)		$2.0
Aggregate Intrinsic Value of exercisable options, June 30, 2009 (millions)		$1.9

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
Information regarding unvested restricted stock activity in the Group’s Plan is below:

		Weighted
		Average
	Number of	Fair Value
	Shares	per Share
Unvested restricted stock at December 31, 2008	22,792	$15.26
Granted - 2009	—	—
Vested - 2009	(17,125)	12.24
Forfeited - 2009	—	—

Unvested restricted stock at June 30, 2009	5,667	$24.39

Compensation remaining to be recognized for unvested restricted stock at June 30, 2009 (millions)		$0.1
Weighted-average remaining amortization period		1.4 years

(7) Earnings per Share
The computation of basic and diluted earnings per share is as follows:

	Six Months Ended June 30,
	2009	2008
	(Dollars in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$6,641	$5,825

Denominator for basic earnings per share — weighted-average shares outstanding	6,188,313	6,226,772
Effect of stock incentive plans	74,299	156,154

Denominator for diluted earnings per share	6,262,612	6,382,926

Basic earnings per share	$1.07	$0.94

Diluted earnings per share	$1.06	$0.91

	Three Months Ended June 30,
	2009	2008
	(Dollars in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$3,750	$3,233

Denominator for basic earnings per share — weighted-average shares outstanding	6,196,311	6,233,796
Effect of stock incentive plans	102,127	153,954

Denominator for diluted earnings per share	6,298,438	6,387,750

Basic earnings per share	$0.61	$0.52

Diluted earnings per share	$0.60	$0.51

The denominator for diluted earnings per share does not include the effect of outstanding stock options that have an anti-dilutive effect. Options on 40,000 shares were considered to be anti-dilutive for the six and three month periods ended June 30, 2009 and 2008 and were excluded from the earnings per share calculation.
(8) Fair Value of Assets and Liabilities
In accordance with SFAS 157, the Group’s assets and financial liabilities measured at fair value are categorized into three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
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

	June 30, 2009
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Fixed-income securities, available for sale	$360,391	$4,220	$354,757	$1,414
Equity securities	8,988	8,162	780	46

Total assets	$369,379	$12,382	$355,537	$1,460

Other liabilities	$1,371	$—	$1,371	$—

Total liabilities	$1,371	$—	$1,371	$—

The changes in Level 3 financial assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	For the Six Months Ended
	June 30, 2009
	Fixed-income
	securities,
	available	Equity
(in thousands)	for sale	securities

Balance, beginning of period	$1,767	$46
Total net losses included in net income	(283)	—
Total net losses included in other comprehensive income	(66)	—
Purchases, sales, issuances and settlements, net	(4)	—

Balance, end of period	$1,414	$46

	For the Three Months Ended
	June 30, 2009
	Fixed-income
	securities,
	available	Equity
(in thousands)	for sale	securities

Balance, beginning of period	$1,465	$46
Total net gain included in net income	2	—
Total net losses included in other comprehensive income	(51)	—
Purchases, sales, issuances and settlements, net	(2)	—

Balance, end of period	$1,414	$46

For the six months ended June 30, 2009, there were no non-financial assets measured at fair value on a recurring basis. In addition, there were no non-financial liabilities measured at fair value on a recurring or nonrecurring basis.
(9) Derivative Instruments and Hedging Activities
The Group entered into three interest rate swap agreements to hedge against interest rate risk on its floating rate Trust preferred securities. Our interest rate swaps are contracts to convert, for a period of time, the floating rate of the Trust preferred securities into a fixed rate without exchanging the instruments themselves. As of June 30, 2009 and December 31, 2008, the Group was party to interest-rate swap agreements with an aggregate notional principal amount of $15,500.
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

A summary of the fair values of interest rate swaps outstanding as of June 30, 2009 and December 31, 2008 follows:

	June 30,		December 31,
	2009		2008
	Balance		Balance
	Sheet	Fair Value	Sheet	Fair Value
	Location	asset (liability)	Location	asset (liability)
Interest rate swaps:

Union Bank of California (Trust I)	Other liabilities	$(423)	Other liabilities	$(546)
Union Bank of California (Trust II)	Other liabilities	(273)	Other liabilities	(366)
Union Bank of California (Trust III)	Other liabilities	(675)	Other liabilities	(967)

Total derivatives		$(1,371)		$(1,879)

A summary of the effect of derivative instruments on the consolidated statements of earnings for the six and three month periods ended June 30, 2009 and 2008 follows:

	Six Months Ended
	June 30,		June 30,
	2009		2008
	Location of Gain	Amount of Gain	Location of Gain	Amount of Gain
	Recognized in	Recognized in	Recognized in	Recognized in
	Income	Income	Income	Income
Interest rate swaps:

Union Bank of California (Trust I)	Net realized investment losses	$124	Net realized investment losses	$(12)
Union Bank of California (Trust II)	Net realized investment losses	92	Net realized investment losses	(2)
Union Bank of California (Trust III)	Net realized investment losses	291	Net realized investment losses	(36)

Total derivatives		$507		$(50)

	Three Months Ended
	June 30,		June 30,
	2009		2008
	Location of Gain	Amount of Gain	Location of Gain	Amount of Gain
	Recognized in	Recognized in	Recognized in	Recognized in
	Income	Income	Income	Income
Interest rate swaps:

Union Bank of California (Trust I)	Net realized investment gains	$111	Net realized investment gains	$211
Union Bank of California (Trust II)	Net realized investment gains	80	Net realized investment gains	119
Union Bank of California (Trust III)	Net realized investment gains	235	Net realized investment gains	316

Total derivatives		$426		$646

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

The Group’s operating subsidiaries are licensed collectively in twenty-two states, but are currently focused on doing business in seven states: Arizona, California, Nevada, New Jersey, New York, Pennsylvania and Oregon. MIC and MICNJ write property and casualty insurance in New York in support of existing accounts written in other states. FPIC holds an additional fifteen state licenses outside of the Group’s current focus area. Currently, only direct mail surety is being written in some of these states.
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
Reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at June 30, 2009.
The property and casualty industry has incurred substantial aggregate losses from claims related to asbestos-related illnesses, environmental remediation, product liability, mold, and other uncertain exposures. We have not experienced significant losses from these types of claims. Our subsidiary, FPIC, insures contractors for liability for construction defect risks, among other risks.

The table below summarizes loss and loss adjustment reserves by major line of business:

	June 30,	December 31,
	2009	2008
	(In thousands)
Commercial lines:
Commercial multi-peril	$227,639	$224,444
Commercial automobile	38,037	42,230
Surety	10,397	10,606
Other liability	9,305	8,018
Workers’ compensation	8,083	8,150
Fire, allied, inland marine	152	163

	293,613	293,611

Personal lines:
Homeowners	7,656	7,215
Personal automobile	1,698	1,795
Other liability	659	1,008
Fire, allied, inland marine	389	335
Workers’ compensation	26	36

	10,428	10,389

Total	$304,041	$304,000

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
In the six and three month periods ended June 30, 2009 and 2008, we recorded pre-tax charges to earnings of $732,000 and $197,000, respectively, and $671,000 and $571,000, respectively, for write-downs of other than temporarily impaired securities (OTTI).

Since the middle of 2008, there have been continuing disruptions in the financial and equity markets. This has resulted from, in part, failures of financial institutions on an unprecedented scale, and caused a significant reduction in liquidity and trading flows in the credit markets. Such impacts have affected the valuations of both the fixed income and equity securities we hold. The loss of confidence and the related so-called, “credit freeze” in the capital markets have also led to significant changes in banking institutions which further impact market valuations.
In the first six months of 2009, the Company recorded $732,000 in OTTI write-downs. Fourteen securities were written down, including a mortgage backed security ($286,000), two asset backed securities ($70,000), nine equity positions ($237,000), and two capital trust preferred stock securities ($139,000). All were treated as other than temporarily impaired as a result of deteriorating underlying collateral issues, including increased delinquency and default rates and slower payments, as well as declining business conditions and rating agency downgrades.
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

Six and three months ended June 30, 2009 compared to six and three months ended June 30, 2008
The components of income for the first six and three months of 2009 and 2008, and the change and percentage change from year to year, are shown in the charts below. The accompanying narrative refers to the statistical information displayed in the chart immediately above the narrative.

Six Months Ended June 30,
2009 vs. 2008 Income	2009	2008	Change	% Change
	(Dollars in thousands)
Commercial lines underwriting income	$2,361	$2,240	$121	5.4%
Personal lines underwriting loss	(859)	(809)	(50)	6.2%
Total underwriting income	1,502	1,431	71	5.0%
Net investment income	7,228	6,704	524	7.8%
Net realized investment losses	(79)	(663)	584	N/M
Other	1,039	1,019	20	2.0%
Interest expense	(708)	(633)	(75)	11.8%
Income before income taxes	8,982	7,858	1,124	14.3%
Income taxes	2,341	2,033	308	15.2%
Net Income	6,641	5,825	816	14.0%

Loss/ LAE ratio (GAAP)	60.9%	62.8%	(1.9)%
Underwriting expense ratio (GAAP)	37.0%	35.4%	1.6%
Combined ratio (GAAP)	97.9%	98.2%	(0.3)%

Loss/ LAE ratio (Statutory)	60.9%	62.8%	(1.9)%
Underwriting expense ratio (Statutory)	35.6%	35.0%	0.6%
Combined ratio (Statutory)	96.5%	97.8%	(1.3)%

Three Months Ended June 30,
2009 vs. 2008 Income	2009	2008	Change	% Change
	(Dollars in thousands)
Commercial lines underwriting income	$1,041	$1,468	$(427)	(29.1)%
Personal lines underwriting loss	(126)	(787)	661	N/M
Total underwriting income	915	681	234	34.4%
Net investment income	3,625	3,343	282	8.4%
Net realized investment gains	402	157	245	N/M
Other	551	564	(13)	(2.3)%
Interest expense	(356)	(337)	(19)	5.6%
Income before income taxes	5,137	4,408	729	16.5%
Income taxes	1,387	1,175	212	18.0%
Net Income	3,750	3,233	517	16.0%

Loss/ LAE ratio (GAAP)	59.4%	62.0%	(2.6)%
Underwriting expense ratio (GAAP)	38.0%	36.2%	1.8%
Combined ratio (GAAP)	97.4%	98.2%	(0.8)%

Loss/ LAE ratio (Statutory)	59.4%	62.0%	(2.6)%
Underwriting expense ratio (Statutory)	35.2%	34.6%	0.6%
Combined ratio (Statutory)	94.6%	96.6%	(2.0)%
(N/M means “not meaningful”)

Our GAAP combined ratio for the first six months of 2009 was 97.9%, as compared to a combined ratio for the prior year of 98.2%. The statutory combined ratio for the six months ended June 30, 2009 and 2008 was 96.5% and 97.8%, respectively.
Our GAAP combined ratio for the second quarter of 2009 was 97.4%, as compared to a combined ratio for the prior year of 98.2%. The statutory combined ratio for the second quarter of 2009 and 2008 was 94.6% and 96.6%, respectively. See the discussion below relating to commercial and personal lines performance.
Net investment income increased $524,000 or 7.8% to $7.2 million for the first six months of 2009 as compared to $6.7 million for the first six months of 2008. This increase was driven by an increase in net cash and invested assets resulting from operating cash flow.
Net realized investment losses amounted to $79,000 for the first six months of 2009, which is primarily driven by other than temporary impairment write-downs on investment securities, offset by a realized gain on the mark-to-market valuation on the interest rate swaps for the trust preferred securities (which convert the interest rate on our trust preferred obligations from floating to fixed) and a realized gain on the sales of investments. Net realized investment losses amounted to $663,000 for the first six months of 2008, driven primarily by other than temporary impairment write-downs on investment securities of $671,000. Other revenue of $1.0 million and $1.0 million for the first six months of 2009 and 2008, respectively, represents primarily service charges recorded on insurance premium payment plans. Interest expense of $708,000 and $633,000 for the first six months of 2009 and 2008, respectively, represents interest charges on the trust preferred obligations of FPIG.
Charts and discussion relating to each of our segments (commercial lines underwriting, personal lines underwriting, and the investment segment) follow with further discussion below.

Six Months Ended June 30,
2009 vs. 2008 Revenue	2009	2008	Change	% Change
	(In thousands)
Direct premiums written	$79,611	$87,377	$(7,766)	(8.9)%
Net premiums written	72,182	78,288	(6,106)	(7.8)%
Net premiums earned	70,534	77,721	(7,187)	(9.2)%
Net investment income	7,228	6,704	524	7.8%
Net realized investment losses	(79)	(663)	584	N/M
Other revenue	1,039	1,019	20	2.0%
Total revenue	$78,722	$84,781	$(6,059)	(7.1)%

Three Months Ended June 30,
2009 vs. 2008 Revenue	2009	2008	Change	% Change
	(In thousands)
Direct premiums written	$44,619	$49,080	$(4,461)	(9.1)%
Net premiums written	40,326	43,749	(3,423)	(7.8)%
Net premiums earned	34,952	38,644	(3,692)	(9.6)%
Net investment income	3,625	3,343	282	8.4%
Net realized investment gains	402	157	245	N/M
Other revenue	551	564	(13)	(2.3)%
Total revenue	$39,530	$42,708	$(3,178)	(7.4)%
(N/M means “not meaningful”)
Total revenues declined to $78.7 million from $84.8 million in the six months ended June 30, 2009, as compared to the prior year. Net premiums earned totaled $70.5 million for the first six months of 2009 as compared to $77.7 million for the first six months of 2008, representing a 9.2% or $7.2 million decrease. Net premiums written decreased $6.1 million or 7.8% to $72.2 million for the first six months of 2009 as compared to $78.3 million for the first six months of 2008. The decline in net premiums written is attributable to the 8.9% decline in direct premiums written, offset by the positive impact on net premiums written of the change in reinsurance structure (in 2009 working-layer retention increased to $1,000,000 from $850,000, and in 2008 working-layer retention increased to $850,000 from $750,000, on casualty and property lines). Direct premiums written and earned were negatively impacted in large part by the weak economy, particularly as it relates to the new construction industry in California, an important operating territory for the Company, and by competitive market conditions and continuing competition on large accounts.

Total revenues for the second quarter of 2009 decreased $3.2 million or 7.4% to $39.5 million as compared to $42.7 million in the second quarter of 2008. This decrease was due primarily to a decrease in net premiums earned offset in part by an increase in net investment income and an increase in net realized investment gains. Net premiums earned totaled $35.0 million for the second quarter of 2009 as compared to $38.6 million for the second quarter of 2008, representing a 9.6% or $3.7 million decrease.
The current insurance market is very competitive, with pricing and coverage competition being seen in virtually all classes of commercial accounts, including package policies and commercial automobile policies, and in the Pennsylvania personal auto market and Pennsylvania and New Jersey homeowners markets, all of which makes it more challenging to retain our accounts on renewal, or to renew a policy at the expiring premium. Competition also continues on large accounts, particularly in the East Coast habitational and California construction contracting programs, as competitors aggressively compete for these higher premium accounts. Pricing in the property and casualty insurance industry historically has been and remains cyclical. During a soft market cycle, such as the current market condition, price competition is prevalent, which makes it challenging to write and retain properly priced personal and commercial lines business. We continue to work with our agents to target classes of business and accounts compatible with our underwriting appetite, which includes certain types of religious institution risks, contracting risks, small business risks and property risks. Despite the pricing pressures of the marketplace, management maintains a strong focus on its policy of disciplined underwriting and pricing standards, declining business which it determines is inadequately priced for its level of risk. In spite of these competitive market conditions, our Group’s policy retention on renewal has been favorable across most product lines.
In the fourth quarter of 2008, a new Business Owners Policy (“BOP”) for California risks was introduced. This product targets small to medium sized businesses, which have been shown to be somewhat less price sensitive than larger accounts. This product also helps to balance FPIC’s business between property and casualty exposures. Additionally, a new contracting product which specializes in covering artisan contractors was introduced in the California market in the first quarter. Artisan contractors primarily provide repair and maintenance services, and this segment tends to experience less severe market fluctuations in difficult economic times compared to the real estate construction industry. Within the first four months of introduction, the new artisan product has generated approximately $2 million in written premium, exceeding our goal for the period. It is expected that this same artisan contracting program will be introduced in Arizona, Nevada and Oregon in the third quarter of 2009. During the second quarter of 2009, an Employment Practices Liability endorsement was introduced for package policies written in New Jersey and Pennsylvania. Also during the second quarter of 2009, an on-line rating system was introduced for agency rating and binding of policies under the artisan contractors program in New Jersey and Pennsylvania.
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
Net investment income totaled $7.2 million for the first six months of 2009, as compared to $6.7 million for the first six months of 2008, representing a 7.8% increase. Net realized investment losses amounted to $79,000 for the first six months of 2009 as compared to net realized investment losses of $663,000 for the first six months of 2008. The net realized investment loss in 2009 is primarily driven by other than temporary impairments on investment securities offset by the realized gain on the mark-to-market valuation on the interest rate swaps for the trust preferred securities and realized gain on the sale of securities. The net realized investment loss in 2008 is primarily driven by write-downs for other than temporary impairments on investment securities.
Net investment income increased $0.3 million or 8.4% to $3.6 million for the second quarter of 2009 as compared to $3.3 million for the second quarter of 2008. Net realized investment gains amounted to $402,000 and $157,000 in the second quarter of 2009 and 2008, respectively. The net gain in the second quarter of 2009 was primarily the result of a gain on the mark-to-market fair value adjustment on the interest rate swaps related to the floating-rate trust preferred securities and gains on the sale of investment securities, offset by write-downs of investment securities that were determined to be other-than-temporarily impaired. The net gain in the second quarter of 2008 was primarily the result of a gain on the mark-to-market fair value adjustment on the interest rate swaps related to the floating-rate trust preferred securities and gains on the sale of investment securities, offset by write-downs of investment securities that were determined to be other-than-temporarily impaired. See discussion of other than temporary impairments on investment securities in the Critical Accounting Policies section.

Growth in Net Investment Income is discussed below.

Six Months Ended June 30,
2009 vs. 2008 Investment Income and Realized Losses	2009	2008	Change	% Change
	(In thousands)
Fixed income securities	$7,960	$7,289	$671	9.2%
Dividends	159	167	(8)	(4.8)%
Cash, cash equivalents & other	79	253	(174)	(68.8)%
Gross investment income	8,198	7,709	489	6.3%
Investment expenses	(970)	(1,005)	35	3.5%
Net investment income	7,228	6,704	$524	7.8%

Realized losses — fixed income securities	(312)	(459)	$147	N/M
Realized losses — equity securities	(274)	(154)	(120)	N/M
Mark-to-market valuation for interest rate swaps	507	(50)	557	N/M
Net realized losses	(79)	(663)	$584	N/M

Three Months Ended June 30,
2009 vs. 2008 Investment Income and Realized Gains	2009	2008	Change	% Change
	(In thousands)
Fixed income securities	$4,023	$3,680	$343	9.3%
Dividends	79	82	(3)	(3.7)%
Cash, cash equivalents & other	32	83	(51)	(61.4)%
Gross investment income	4,134	3,845	289	7.5%
Investment expenses	(509)	(502)	(7)	(1.4)%
Net investment income	3,625	3,343	$282	8.4%

Realized gains/(losses) — fixed income securities	7	(459)	$466	N/M
Realized losses — equity securities	(31)	(30)	(1)	N/M
Mark-to-market valuation for interest rate swaps	426	646	(220)	N/M
Net realized gains	402	157	$245	N/M
(N/M means “not meaningful”)
In the first six months of 2009 net investment income increased $524,000, or 7.8%, to $7.2 million, as compared to $6.7 million in the first six months of 2008. In the second quarter of 2009 net investment income increased $282,000, or 8.4%, to $3.6 million, as compared to $3.3 million in the second quarter of 2008. The increase in net investment income in 2009 is the result of an increase in average net cash and invested assets. The increase in invested assets is driven primarily by operating cash flow, including the benefits of the 2009 and 2008 reinsurance agreement changes, which result in less premium being ceded to reinsurers.
In the first six months of 2009 investment income on fixed income securities increased $671,000, or 9.2%, to $8.0 million, as compared to $7.3 million in the first six months of 2008. This was driven by the increase in the average investments held in fixed income securities, where most new operating cash flow transferred to the portfolio is invested. Our tax equivalent yield (yield adjusted for tax-benefit received on tax-exempt securities) on fixed income securities increased to 5.72% in the first six months of 2009, as compared to 5.28% in the first six months of 2008.

Dividend income is slightly lower at $159,000 in the first six months of 2009, than the $167,000 in the first six months of 2008, due to a decrease in the equities portfolio. Dividend income in the second quarter of 2009 approximates that of the second quarter of 2008. Interest income on cash and cash equivalents declined $174,000 in the first six months of 2009 to $79,000, as compared to $253,000 in the first six months of 2008, as we put cash balances to work in the fixed income portfolio as the credit crisis lost some of its intensity in the first half of 2009. Investment expenses declined slightly in the first six months of 2009.
Net realized losses in the first six months of 2009 were $79,000, as compared to net realized losses of $663,000 in the first six months of 2008. In 2009, the net realized losses included write-downs of securities determined to be other than temporarily impaired of $732,000, net gains on securities sales of $146,000, and a gain on the mark-to-market valuation on the interest rate swaps of $507,000. In 2008, net realized losses of $663,000 included gains on securities sales of $58,000, a loss on the mark-to-market valuation on the interest rate swaps of $50,000, and a write-down of securities determined to be other than temporarily impaired of $671,000. Securities determined to be other-than-temporarily impaired were written down to their fair value at the time of the write-down. See the discussion of other than temporary impairments on investment securities in the Critical Accounting Policies section. We have three ongoing interest rate swap agreements to hedge against interest rate risk on our floating rate trust preferred securities. The estimated fair value of the interest rates swaps is obtained from the third-party financial institution counterparties. We mark the swap agreements to market using these valuations and record the change in the economic value of the interest rate swaps as a realized gain or loss in the consolidated statement of earnings.
The following table sets forth consolidated information concerning our investments.

	June 30, 2009		December 31, 2008
	Cost (2)	Fair Value	Cost (2)	Fair Value
	(In thousands)

Fixed income securities (1)
United States government and government agencies (3)	$77,260	$80,154	$84,747	$87,975
Obligations of states and political subdivisions	141,235	145,300	143,042	145,125
Industrial and miscellaneous	108,045	111,040	77,859	77,499
Mortgage-backed certificates	24,015	23,897	25,427	23,488

Total fixed income securities	350,555	360,391	331,075	334,087
Equity securities	7,462	8,988	9,232	10,203

Total	$358,017	$369,379	$340,307	$344,290

(1)	In our consolidated financial statements, investments are carried at fair value.

(2)	Original cost of equity and fixed income securities adjusted for other than temporary impairment write downs and amortization of premium and accretion of discount.

(3)
Includes approximately $60,857 and $66,576 (cost) and $63,262 and $68,696 (estimated fair value) of mortgage-backed securities backed by the U.S. government and government agencies as of June 30, 2009 and December 31, 2008, respectively.

The following table shows our Industrial and miscellaneous fixed income securities and equity holdings by industry sector:

	June 30, 2009		December 31, 2008
	Cost (1)	Fair Value	Cost (1)	Fair Value
	(In thousands)
Industrial and miscellaneous:

Fixed income securities
Retail specialty	$36,990	$37,869	$27,561	$27,810
Financial	31,887	32,526	36,520	36,065
Energy	23,981	25,050	9,680	9,444
Information Technology	9,152	9,286	1,849	1,860
Pharmaceutical	6,035	6,309	2,249	2,320

Total	$108,045	$111,040	$77,859	$77,499

Equity securities
Retail specialty	$3,441	$3,570	$4,117	$4,565
Financial	1,575	2,254	2,329	2,343
Information Technology	1,009	1,197	1,246	1,186
Pharmaceutical	886	1,077	794	974
Energy	551	890	746	1,135

Total	$7,462	$8,988	$9,232	$10,203

(1)	Original cost of equity securities; original cost of fixed income securities adjusted for amortization of premium and accretion of discount, as well as any impairment write-downs.
Fixed maturity investments represent 97.6% of invested assets, and as of June 30, 2009, the fixed income portfolio consists of 99.2% investment grade securities, with the remaining 0.8% non-investment grade rated securities. The 0.8% includes four corporate securities held with a combined market value of $2.6 million, and one asset-backed security. The fixed income portfolio has an average rating of Aa2/AA, an average effective maturity of 5.2 years, an average duration of 3.9 years with an average tax equivalent book yield of 5.72%.
Among its portfolio holdings, the Group’s only direct subprime exposure consists of asset-backed securities (ABS) within the home equity subsector. The ABS home equity subsector totaled $0.53 million (book value) on June 30, 2009, representing 3.69% of the ABS holdings, 0.62% of the total structured product holdings, and 0.15% of total fixed income portfolio holdings. The subprime related exposure consists of three individual securities, of which two are insured by a monoline against default of principal and interest. However, since FGIC is no longer rated and AMBAC has been downgraded to Ba3/BBB, the two insured securities are now rated according to the higher of the underlying collateral or the monoline rating. One bond is rated Ba3/BBB while the other is rated Ba3/BB. With regard to the remaining security without monoline insurance, it is rated A3/AA by Moody’s and S&P, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the subsection entitled “Quantitative and Qualitative Information about Market Risk.”

The estimated fair value and unrealized loss for securities in a temporary unrealized loss position as of June 30, 2009 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$3,870	$46	$—	$—	$3,870	$46
Obligations of states and political subdivisions	19,019	242	2,370	286	21,389	528
Corporate securities	9,277	200	8,145	608	17,422	808
Mortgage-backed securities	378	28	6,220	771	6,598	799

Total fixed maturities	32,544	516	16,735	1,665	49,279	2,181
Total equity securities	1,778	116	371	25	2,149	141

Total securities in a temporary unrealized loss position	$34,322	$632	$17,106	$1,690	$51,428	$2,322

Fixed maturity investments with unrealized losses for less than twelve months are ordinarily due to changes in the interest rate environment and anomalies in pricing in the current difficult credit markets. At June 30, 2009 we had 17 fixed maturity securities with unrealized losses for more than twelve months. Of the 17 securities with unrealized losses for more than twelve months, 11 of them have fair values of no less than 90% of book value. The other six securities have a fair value greater than 83% of cost. We do not believe these declines are other than temporary due to the credit quality of the holdings. We currently have no intention or expectation that we will have to sell these securities before recovery.
There are 13 common stock securities that are in an unrealized loss position at June 30, 2009. All of these securities have been in an unrealized loss position for less than 6 months. There is 1 preferred stock security that is in an unrealized loss position at June 30, 2009. It has been in an unrealized loss position for more than twelve months. We do not believe this decline is other than temporary as a result of reviewing the circumstances. We currently have the ability and intent to hold this security until recovery. However, future write-downs may become necessary in light of unprecedented market and liquidity disruptions that have continued into 2009.
Results of our Commercial Lines segment were as follows:

Six Months Ended June 30,
2009 vs. 2008 Commercial Lines (CL)	2009	2008	Change	% Change
	(Dollars in thousands)
CL Direct premiums written	$69,244	$76,634	$(7,390)	(9.6)%
CL Net premiums written	$62,936	$68,665	$(5,729)	(8.3)%
CL Net premiums earned	$60,874	$67,689	$(6,815)	(10.1)%

CL Loss/ LAE expense ratio (GAAP)	59.2%	61.6%	(2.4)%
CL Expense ratio (GAAP)	36.9%	35.1%	1.8%
CL Combined ratio (GAAP)	96.1%	96.7%	(0.6)%

Three Months Ended June 30,
2009 vs. 2008 Commercial Lines (CL)	2009	2008	Change	% Change
	(Dollars in thousands)
CL Direct premiums written	$39,007	$43,300	$(4,293)	(9.9)%
CL Net premiums written	$35,346	$38,539	$(3,193)	(8.3)%
CL Net premiums earned	$30,171	$33,658	$(3,487)	(10.4)%

CL Loss/ LAE expense ratio (GAAP)	58.6%	59.8%	(1.2)%
CL Expense ratio (GAAP)	37.9%	35.9%	2.0%
CL Combined ratio (GAAP)	96.5%	95.7%	0.8%
In the first six months of 2009 our commercial lines direct premiums written decreased by $7.4 million or 9.6% to $69.2 million as compared to direct premium written in the first six months of 2008 of $76.6 million. The decline in direct premiums written is attributable to several factors, including a decline in construction related activity in California, continuing competition on virtually all classes and sizes of business, especially large accounts, and continued competition in the California contractor market and the East Coast habitational market. Our California contractors book reflects the decreased economic activity in the California construction market. Since the insurance premiums for these contractors generally reflect their level of economic activity, the average premium per policy has fallen as the insured’s business has contracted in the weak economy, resulting in lower insurance exposures and lower premiums from these contractors. The retention levels in this book remain attractive, and policy count continues to be up year-over- year, despite the decline in direct premiums written. This means that we have more customers in this market than in the previous year, but that on average we collect less premium from each in the current year. It also means that insurance exposures per contractor on average are down, since their businesses are less busy than before. See additional discussion above in the “2009 vs. 2008 Revenue” discussion.
In the first six months of 2009 our commercial lines net premiums earned decreased by 10.1% to $60.9 million as compared to net premiums earned in the first six months of 2008 of $67.7 million.
In the commercial lines segment for the first six months of 2009, we had underwriting income of $2.4 million, a GAAP combined ratio of 96.1%, a GAAP loss and loss adjustment expense ratio of 59.2% and a GAAP underwriting expense ratio of 36.9%, compared to underwriting income of $2.2 million, a GAAP combined ratio of 96.7%, a GAAP loss and loss adjustment expense ratio of 61.6% and a GAAP underwriting expense ratio of 35.1% in the first six months of 2008. Our commercial lines loss ratio for 2009 reflects a more favorable result than the similar period in 2008 for casualty and property lines of business in our both our West Coast and East Coast commercial lines business.
In the second quarter of 2009, our commercial lines direct premiums written decreased by $4.3 million, or 9.9%, to $39.0 million as compared to direct premiums written in the same period of 2008 of $43.3 million. Net premiums earned in the same period decreased 10.4%, or $3.5 million, to $30.2 million from $33.7 million in the second quarter of 2008.
In the commercial lines segment for the second quarter of 2009, we had underwriting income of $1.0 million, a GAAP combined ratio of 96.5%, a GAAP loss and loss adjustment expense ratio of 58.6% and a GAAP underwriting expense ratio of 37.9%, compared to underwriting income of $1.5 million, a GAAP combined ratio of 95.7%, a GAAP loss and loss adjustment expense ratio of 59.8% and a GAAP underwriting expense ratio of 35.9% in the second quarter of 2008.

Results of our Personal Lines segment were as follows:

Six Months Ended June 30,
2009 vs. 2008 Personal Lines (PL)	2009	2008	Change	% Change
	(Dollars in thousands)
PL Direct premiums written	$10,367	$10,743	$(376)	(3.5)%
PL Net premiums written	$9,246	$9,623	$(377)	(3.9)%
PL Net premiums earned	$9,660	$10,032	$(372)	(3.7)%

PL Loss/ LAE expense ratio (GAAP)	71.4%	70.2%	1.2%
PL Expense ratio (GAAP)	37.5%	37.8%	(0.3)%
PL Combined ratio (GAAP)	108.9%	108.0%	0.9%

Three Months Ended June 30,
2009 vs. 2008 Personal Lines (PL)	2009	2008	Change	% Change
	(Dollars in thousands)
PL Direct premiums written	$5,612	$5,780	$(168)	(2.9)%
PL Net premiums written	$4,980	$5,210	$(230)	(4.4)%
PL Net premiums earned	$4,781	$4,986	$(205)	(4.1)%

PL Loss/ LAE expense ratio (GAAP)	64.3%	77.4%	(13.1)%
PL Expense ratio (GAAP)	38.4%	38.4%	—%
PL Combined ratio (GAAP)	102.7%	115.8%	(13.1)%
Personal lines direct premiums written declined to $10.4 million in the first six months of 2009, as compared to $10.7 million in the first six months of 2008, representing a decline of $376,000 or 3.5%. Our personal lines have also been impacted by increased competition, similar to our commercial lines.
In the personal lines segment for the first six months of 2009, we had an underwriting loss of $859,000, a GAAP combined ratio of 108.9%, a GAAP loss and loss adjustment expense ratio of 71.4% and a GAAP underwriting expense ratio of 37.5%, compared to an underwriting loss of $809,000, a GAAP combined ratio of 108.0%, a GAAP loss and loss adjustment expense ratio of 70.2% and a GAAP underwriting expense ratio of 37.8% in the first six months of 2008. Our personal lines loss ratio for the first six months of 2009 reflects an elevated level of losses from severe winter weather as well as an unusual number of large fire losses.
In the personal lines segment for the second quarter of 2009, we had an underwriting loss of $0.1 million, a GAAP combined ratio of 102.7%, a GAAP loss and loss adjustment expense ratio of 64.3% and a GAAP underwriting expense ratio of 38.4%, compared to an underwriting loss of $0.8 million, a GAAP combined ratio of 115.8%, a GAAP loss and loss adjustment expense ratio of 77.4% and a GAAP underwriting expense ratio of 38.4% in the second quarter of 2008.
Underwriting Expenses and the Expense Ratio is discussed below.

Six Months Ended June 30,
2009 vs. 2008 Expenses and Expense Ratio	2009	2008	Change	% Change
	(Dollars in thousands)
Amortization of Deferred Acquisition Costs	$19,503	$20,703	$(1,200)	(5.8)%
As a % of net premiums earned	27.7%	26.6%	1.1%
Other underwriting expenses	6,569	6,842	(273)	(4.0)%
Underwriting expenses	$26,072	$27,545	$(1,473)	(5.3)%
Underwriting expense ratio	37.0%	35.4%	1.6%

Underwriting and other expenses decreased by $1.5 million, or 5.3%, to $26.1 million in the first six months of 2009, as compared to $27.5 million in the first six months of 2008. The decrease in underwriting expenses primarily reflects the decrease in net premiums earned, as well as the Company’s ongoing expense reduction efforts. Underwriting expenses also reflect lower share-based compensation expense under SFAS 123R.
Our Federal income tax was as follows:

Six Months Ended June 30,
2009 vs. 2008 Income Taxes	2009	2008	Change	% Change
	(Dollars in thousands)
Income before income taxes	$8,982	$7,858	$1,124	14.3%
Income taxes	2,341	2,033	308	15.2%
Net income	$6,641	$5,825	$816	14.0%
Effective tax rate	26.1%	25.9%	27.4%
Federal income tax expense was $2.3 million and $2.0 million for the first six months of 2009 and 2008, respectively. The effective tax rate was 26.1% and 25.9% for the first six months of 2009 and 2008, respectively.
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
On April 16, 2008, the Holding Company was authorized by the Board of Directors to repurchase, at management’s discretion, up to 5% of its outstanding stock. Any such purchases will be funded by the Holding Company’s existing resources, dividends from subsidiaries, or the credit line, or any combination of these resources. As of June 30, 2009, the Holding Company had purchased, pursuant to the authority granted by the Board on April 16, 2008, a total of 123,300 shares of outstanding stock at an average cost of $15.89 per share, and is holding the stock as treasury stock.
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

MIG began paying quarterly dividends of $0.05 per common share in the second quarter of 2006. On April 16, 2008, MIG’s Board of Directors increased the quarterly dividend from $0.05 per share of common stock to $0.075 per share of common stock, effective with the payment of the June 27, 2008 dividend. The amount of dividends paid for the first six months of 2009 and 2008 totaled $0.9 million and $0.8 million, respectively. The shareholder dividend was funded from the Group’s insurance companies, for which approval was sought and received (where necessary) from each of the insurance companies’ primary regulators.
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
The Group adopted a stock-based incentive plan at its 2004 annual meeting of shareholders. Pursuant to that plan, Mercer Insurance Group may issue a total of 876,555 shares, which amount will increase automatically each year by 1% of the number of shares outstanding at the end of the preceding year. At June 30, 2009, the number of shares authorized under the plan has been increased under this provision to 1,206,091 shares. For the six months ended June 30, 2009, the Group made no grants of restricted stock and stock options. In addition, there were no forfeitures of restricted stock and no options exercised during the first six months of 2009. During the first half of 2009, ISO’s on 10,000 shares of stock expired unexercised and were consequently forfeited.
Total assets increased 2.1%, or $11.8 million, to $580.8 million at June 30, 2009, as compared to $569.0 million at December 31, 2008. The Group’s cash and invested assets had a net increase of $11.3 million or 3.0%, primarily due to net cash provided by operating activities. Premiums receivable increased $5.5 million or 16.0%, primarily due to timing differences in the recording and collecting of premium. Reinsurance receivables decreased $6.6 million or 7.6%, primarily due to a decrease in ceded loss and loss adjustment expense reserves. Prepaid reinsurance premiums decreased $0.9 million or 12.8%, primarily due to a change in certain of the Group’s reinsurance contracts, whereby fewer unearned premium reserves are ceded. Property and equipment increased $3.4 million, or 21.1%, due primarily to construction of a new building in Rocklin, Califonia, as well as capitalization of internally developed software costs. Additionally, the deferred income tax asset decreased $1.1 million or 11.5%, due to changes in a variety of temporary differences items.
Total liabilities increased 0.2% or $0.7 million, to $432.4 million at June 30, 2009 as compared to $431.7 million at December 31, 2008. The change in total liabilities primarily resulted from a decline in accounts payable and accrued expenses of $2.7 million or 20.2%, offset by an increase in other reinsurance balances of $1.9 million or 16.5%. Accounts payable and accrued expenses declined principally due to payments for agents profit sharing, state premium taxes, Group bonuses and retirement funding and other payments normally made in the first quarter of each year. Other reinsurance balances increased primarily due to additional ceded contingent commissions received in the first six months of 2009. Unearned premiums increased marginally by $0.7 million or 0.9%, primarily reflecting the timing of premium writings. The losses and loss adjustment expenses reserve liability remained virtually unchanged from December 31, 2008 at $304.0 million.

Total stockholders’ equity increased $11.2 million or 8.1%, to $148.4 million, at June 30, 2009, from $137.3 million at December 31, 2008, primarily due to net income of $6.6 million, stock compensation plan amortization of $0.2 million, ESOP shares committed to be allocated to participants of $0.5 million and changes in unrealized holding gains and losses on securities of $4.9 million, offset by stockholder dividends of $0.9 million and the purchase of treasury stock of $0.1 million.
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
OFF BALANCE SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS
The Group was not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles at June 30, 2009 which would give rise to previously undisclosed market, credit or financing risk.
The Group has no significant contractual obligations at June 30, 2009, other than its insurance obligations under its policies of insurance, trust preferred securities interest and principal, a line of credit obligation, its obligations in connection with the construction of a new building in Rocklin, California, and operating lease obligations. Projected cash disbursements pertaining to these obligations have not materially changed since December 31, 2008, and the Group expects to have the resources to pay these obligations as they come due.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
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
Interest Rate Risk.
Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. Our exposure to interest rate changes primarily results from our significant holdings of fixed rate investments. Fluctuations in interest rates have a direct impact on the market valuation of these securities. Our available-for-sale portfolio of fixed-income securities is carried on the balance sheet at fair value. Therefore, an adverse change in market prices of these securities caused by movement in interest rates would generally result in unrealized losses reflected in Accumulated other comprehensive income in the balance sheet.
Credit Risk.
The quality of our interest-bearing investments is generally good. Our fixed maturity securities at June 30, 2009, have an average rating of AA or better.

Municipal Bond Holding Exposure.
The overall credit quality, based on weighted average ratings of Standard & Poor’s (S&P) or Moody’s where S&P rating is unavailable, of the total market value of $145 million municipal fixed income portfolio is:
•	“AA+” including insurance enhancement

•	“AA” excluding insurance enhancement (using underlying ratings)
•	99% of the underlying ratings are “A-” or better

•	90% of the underlying ratings are “AA-” or better
The municipal fixed income portfolio with insurance enhancement represents $96 million, or 66% of the total municipal fixed income portfolio.
•	The average credit quality with insurance enhancement is “AA”

•	The average credit quality of the underlying, excluding insurance enhancement, is “AA”

•	Each municipal fixed income investment is evaluated based on its underlying credit fundamentals, irrespective of credit enhancement provided by bond insurers
The municipal fixed income portfolio without insurance enhancement represents $49 million, or 34% of the total municipal fixed income portfolio.
•	The average credit quality of those securities without enhancement is “AA+”
The following represents the Group’s municipal fixed income portfolio as of June 30, 2009:

			% of Total
	Average Credit	Market	Muni	Unrealized
	Rating	Value	Portfolio	Gain

Uninsured Securities	AA+	$49,113,739	34%	$1,325,369
Securities with Insurance Enhancement	AA	96,186,360	66%	2,739,393

Total		$145,300,099	100%	$4,064,762

The following represents the Group’s ratings on the municipal fixed income portfolio as of June 30, 2009:

							Total Municipal		Total Municipal
					Underlying Rating		Fixed Income		Fixed Income
			Insurance		of Insurance		Portfolio		Portfolio
	Uninsured		Enhanced		Enhanced		(with Insurance		(without Insurance
	Securities		Securities		Securities		Enhancement)		Enhancement)
	(1)		(2)		(3)		(1) + (2)		(1) + (3)
S&P or
equivalent	Market	% of	Market	% of	Market	% of	Market	% of	Market	% of
ratings	Value	Total	Value	Total	Value	Total	Value	Total	Value	Total

AAA	$32,477,547	66%	$34,204,241	36%	$9,171,972	10%	$66,681,788	46%	$41,649,519	29%
AA+	3,086,200	6%	20,400,940	21%	26,769,881	28%	23,487,140	16%	29,856,081	21%
AA	10,845,961	22%	23,523,474	24%	29,190,574	30%	34,369,435	24%	40,036,535	28%
AA-	1,352,065	3%	13,213,612	14%	17,996,702	19%	14,565,677	10%	19,348,767	13%
A+			1,738,213	2%	3,369,733	3%	1,738,213	1%	3,369,733	2%
A	1,351,966	3%	2,087,660	2%	5,724,743	6%	3,439,626	2%	7,076,709	5%
A-					2,944,535	3%	—		2,944,535	2%
BBB-			1,018,220	1%	1,018,220	1%	1,018,220	1%	1,018,220	1%

Total	$49,113,739	100%	$96,186,360	100%	$96,186,360	100%	$145,300,099	100%	$145,300,099	100%

Average Rating	AA+		AA		AA		AA+		AA

Insured municipals generally carry two ratings: a standalone rating based on individual fundamentals and an insured rating based on the claims paying ability of the issuer’s monoline insurer (if the issue is insured). When a monoline insurer is downgraded, the underlying rating on insured municipal bonds will reflect either the municipality or revenue bonds’ underlying credit rating itself or the insured rating, whichever is higher. Since the monoline insurers have experienced sharp downgrades, the monoline enhancement provides no credit quality improvement to the aggregate portfolio versus the average weighted sum of the underlying credit ratings.
As of June 30, 2009, all of the Group’s municipal bonds carry an underlying rating of at least an A- or better by S&P or Moody’s, except $1 million of Puerto Rico Commonwealth bonds due in 2013. These bonds are rated Baa3/BBB-. The bonds were originally rated A3/A due to the insurance provided by the monoline insurer, FGIC. When FGIC was downgraded, the Puerto Rico municipal bonds were rated at their underlying or standalone rating of Baa3/BBB-, as FGIC was downgraded to Caa3/CC. Both agencies have subsequently withdrawn ratings of FGIC.
Section 3:
Structured Product Exposure.
The Group’s structured product exposure includes commercial mortgage backed securities (CMBS), residential mortgage backed securities (MBS) and asset backed securities (ABS). The total book value, as of June 30, 2009, was $85 million and represented 24% of the total invested assets.
CMBS positions totaled $8.2 million (book value), representing 10% of the total structured product holdings. All CMBS securities are rated Aaa/AAA by either Moody’s, S&P, or Fitch.
MBS positions totaled $62.4 million (book value), representing 74% of the total structured product holdings. The MBS securities consist of both pass-through and collateralized mortgage obligation (CMO) structures. The pass-throughs are all agency sponsored securities and have a Aaa/AAA rating. Among the CMO’s, a majority are agency sponsored and as a result, also have a Aaa/AAA rating. The non-agency backed securities represent 4% of the CMO holdings and 1% of total MBS holdings; three of the four of non-agency CMO’s have a Aaa/AAA rating by Moody’s or S&P and one security is rated A by S&P and unrated by Moody’s.

ABS holdings totaled $14.3 million (book value), representing 17% of the total structured product holdings. The ABS securities consist of a diversified blend of subsectors including, automobile loan and credit card receivables, equipment financing, home equity, rate reduction bonds, among other ABS. Outside of three holdings of home equity (sub-prime) and one split rated (Aa3/AAA) automobile trust, all other ABS securities are rated Aaa/AAA by Moody’s and S&P.
The ABS home equity subsector totaled $0.53 million (book value) on June 30, 2009, representing 3.69% of the ABS holdings, 0.62% of the total structured product holdings, and 0.15% of total fixed income portfolio holdings. The subprime related exposure consists of three individual securities, of which two are insured by a monoline against default of principal and interest. However, since FGIC is no longer rated and AMBAC has been downgraded to Ba3/BBB, the two insured securities are now rated according to the higher of the underlying collateral or the monoline rating. One bond is rated Ba3/BBB while the other is rated Ba3/BB. With regard to the remaining security without monoline insurance, it is rated A3/AA by Moody’s and S&P, respectively.
There are two sectors where the Group has indirect exposure to subprime securities. These are the U.S. agency and investment grade corporate sectors. As of June 30, 2009, the Group held $11.9 million (book value) of agency debentures, consisting predominately of Fannie Mae, Federal Home Loan Bank, Freddie Mac, and Federal Farm Credit Bank securities.
The second sector of the market in which the Group has indirect exposure to subprime securities is the investment grade corporate market. As of June 30, 2009, the Group’s portfolio held $104.8 million (book value) of corporate bonds. Among the corporate credit exposure, $24.1 million or 23% of the holdings, were in the financial industry. While the outlook of the banking, brokerage, finance, insurance and REIT sectors of the investment grade corporate market has improved, challenges and uncertainty remain. Although some issuers, particularly banks, will continue to closely monitor and potentially increase loss reserves, it is expected that these issuers will continue to pay principal and interest when due.
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

Item 4.	Controls and Procedures.
Under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2009. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2009. There were no changes in our internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — OTHER INFORMATION

Item 1.	Legal Proceedings.
None

Item 1A.	Risk Factors.
No material changes from risk factors previously disclosed in the registrant’s Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

			Total Number of Shares Purchased as Part	Maximum Number of Shares That May
	Total Number of	Average Price	of Publicly Announced Plans or	Yet Be Purchased Under The Plans or
Period	Shares Purchased	Paid per Share	Programs (Note 1)	Programs (Note 1)
April 1-30, 2009	0	N/A	0	205,176
May 1-31, 2009	0	N/A	0	205,176
June 1-30, 2009	0	N/A	0	205,176
Total	0	N/A	0	205,176
Note 1 — On April 16, 2008, the Group’s Board of Directors authorized the repurchase of up to 5% of outstanding common shares of the Group. The repurchased shares will be held as treasury shares available for issuance in connection with Mercer Insurance Group’s 2004 Stock Incentive Plan.

Item 3.	Defaults Upon Senior Securities.
None

Item 4.	Submission of Matters to a Vote of Security Holders.
None

Item 5.	Other Information.
None

Item 6.	Exhibits.
Exhibits

Exhibit No.	Title
3.1	Articles of Incorporation of Mercer Insurance Group, Inc. (incorporated by reference herein to the Group’s Pre-effective Amendment No. 3 on Form S-1, SEC File No. 333-104897.)

3.2	Bylaws of Mercer Insurance Group, Inc. (incorporated by reference herein to the Group’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2003.)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INSURANCE GROUP, INC. (Registrant)
Dated: August 10, 2009	By:	/s/ Andrew R. Speaker
Andrew R. Speaker,
President and Chief Executive Officer

Dated: August 10, 2009	By:	/s/ David B. Merclean
David B. Merclean,
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Title
31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)