Form 10-Q
period 2009-09-30
MERCER INSURANCE GROUP INC
filed 2009-11-09
CIK 1050690

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2009,
or

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
(Do not check if a smaller reporting company)
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of November 6, 2009

COMMON STOCK (No Par Value)	6,442,257

(Title of Class)	(Outstanding Shares)

Exhibit No.	Title
3.1	Articles of Incorporation of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Pre-effective Amendment No. 3 on Form S-1, SEC File No. 333-104897.)

3.2	Bylaws of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2003.)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

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
the effect of legislative, judicial, economic, demographic and regulatory events in the seven states in which we do the majority of our business as of September 30, 2009;
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
inflation;
the cost, availability and collectability of reinsurance;
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
disruption in world financial markets, which could adversely affect demand for the Company’s products, and credit risk associated with agents, customers, and reinsurers, as well as adversely affecting the Company’s investment portfolio value and investment income. Disrupted markets could present difficulty if the Company needed to raise additional capital in the future, or adverse changes in applicable laws, regulations or rules governing insurance holding companies and insurance companies, and environmental, tax or accounting matters including limitations on premium levels, increases in minimum capital and reserves, and other financial viability requirements, and changes that affect the cost of, or demand for our products.
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

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2009 and December 31, 2008
(Dollars in thousands, except share amounts)

	2009	2008
	(Unaudited)
Assets
Investments, at fair value:
Fixed-income securities, available for sale, at fair value (cost $348,095 and $331,075, respectively)	$368,429	334,087
Equity securities, at fair value (cost $7,243 and $9,232, respectively)	8,887	10,203

Total investments	377,316	344,290

Cash and cash equivalents	31,702	37,043
Premiums receivable	38,131	34,165
Reinsurance receivables	80,404	86,443
Prepaid reinsurance premiums	5,829	7,096
Deferred policy acquisition costs	19,416	20,193
Accrued investment income	3,721	3,901
Property and equipment, net	20,184	16,144
Deferred income taxes	4,181	9,814
Goodwill	5,416	5,416
Other assets	8,544	4,481

Total assets	$594,844	568,986

Liabilities and Equity
Liabilities:
Losses and loss adjustment expenses	$308,846	304,000
Unearned premiums	79,463	80,408
Accounts payable and accrued expenses	11,657	13,283
Other reinsurance balances	13,495	11,509
Trust preferred securities	15,588	15,576
Advances under line of credit	3,000	3,000
Other liabilities	3,908	3,940

Total liabilities	435,957	431,716

Stockholders’ Equity:
Preferred stock, no par value, authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value, authorized 15,000,000 shares, issued 7,074,333 shares, outstanding 6,865,050 and 6,801,095 shares	—	—
Additional paid-in capital	71,979	71,369
Accumulated other comprehensive income	14,374	2,494
Retained Earnings	82,939	74,138
Unearned ESOP shares	(2,036)	(2,505)
Treasury stock, 631,761 and 621,773 shares	(8,369)	(8,226)

Total stockholders’ equity	158,887	137,270

Total liabilities and stockholders’ equity	$594,844	568,986

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Nine Months Ended September 30, 2009 and 2008

	2009	2008
	(Dollars in thousands, except per share data)
	(Unaudited)
Revenues:
Net premiums earned	$105,215	115,590
Investment income, net of expenses	10,833	10,173
Net realized investment gains (losses)
Other-than-temporary impairments (none allocated to Other Comprehensive Income)	(787)	(3,547)
Other net realized investment gains	1,180	603

Total net realized investment gains (losses)	393	(2,944)
Other revenue	1,555	1,555

Total revenues	117,996	124,374

Expenses:
Losses and loss adjustment expenses	64,643	71,564
Amortization of deferred policy acquisition costs (related party amounts of $768 and $805, respectively)	29,002	31,163
Other expenses	9,438	10,618
Interest expense	1,066	961

Total expenses	104,149	114,306

Income before income taxes	13,847	10,068

Income taxes	3,652	2,463

Net income	$10,195	7,605

Earnings per common share:
Basic	$1.64	1.22
Diluted	$1.61	1.19
See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months Ended September 30, 2009 and 2008

	2009	2008
	(Dollars in thousands, except per share data)
	(Unaudited)
Revenues:
Net premiums earned	$34,681	37,869
Investment income, net of expenses	3,605	3,469
Net realized investment gains (losses)
Other-than-temporary impairments (none allocated to Other Comprehensive Income)	(55)	(2,876)
Other net realized investment gains	527	595

Total net realized investment gains (losses)	472	(2,281)
Other revenue	516	536

Total revenues	39,274	39,593

Expenses:
Losses and loss adjustment expenses	21,683	22,819
Amortization of deferred policy acquisition costs (related party amounts of $263 and $263, respectively)	9,499	10,460
Other expenses	2,869	3,776
Interest expense	358	328

Total expenses	34,409	37,383

Income before income taxes	4,865	2,210

Income taxes	1,311	430

Net income	$3,554	1,780

Earnings per common share:
Basic	$0.57	0.29
Diluted	$0.56	0.28
See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine months ended September 30, 2009
(Unaudited, dollars in thousands)

				Accumulated
			Additional	other		Unearned
	Preferred	Common	paid-in	comprehensive	Retained	ESOP	Treasury
	stock	stock	capital	income	earnings	shares	stock	Total
Balance, December 31, 2008	$—	—	71,369	2,494	74,138	(2,505)	(8,226)	137,270
Net income					10,195			10,195
Unrealized gains on securities:
Unrealized holding gains arising during period, net of related income tax expense of $6,126				11,892				11,892
Less reclassification adjustment for gains included in net income, net of related income tax expense of $8				(15)				(15)
Defined benefit pension plan, net of related income tax of $1				3				3

Other comprehensive income								11,880

Comprehensive income								22,075

Stock compensation plan amortization			313					313
Tax benefit from stock compensation plan			29					29
ESOP shares committed			268			469		737
Purchase of treasury stock							(143)	(143)
Dividends to stockholders					(1,394)			(1,394)

Balance, September 30, 2009	$—	—	71,979	14,374	82,939	(2,036)	(8,369)	158,887

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2009 and 2008

	2009	2008
	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$10,195	7,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	2,358	1,760
Amortization of premium, net	1,099	1,123
Amortization of stock compensation	313	390
ESOP share commitment	737	808
Net realized investment (gains) losses	(393)	2,944
Deferred income tax	(487)	(321)
Change in assets and liabilities:
Premiums receivable	(3,966)	(3,092)
Reinsurance receivables	6,039	(5,260)
Prepaid reinsurance premiums	1,267	2,026
Deferred policy acquisition costs	777	(674)
Other assets	(469)	(784)
Losses and loss adjustment expenses	4,846	24,592
Unearned premiums	(945)	(1,753)
Other reinsurance balances	1,986	(2,910)
Other	(1,646)	(1,081)

Net cash provided by operating activities	21,711	25,373

Cash flows from investing activities:
Purchase of fixed income securities, available for sale	(61,825)	(50,816)
Purchase of equity securities	(1,252)	(2,904)
Sale and maturity of fixed income securities, available for sale	39,575	34,819
Sale of equity securities	4,352	2,981
Purchase of short term investments, net	—	(9,998)
Purchase of property and equipment, net	(6,394)	(4,058)

Net cash used in investing activities	(25,544)	(29,976)

Cash flows from financing activities:
Purchase of treasury stock	(143)	(1,078)
Tax benefit from stock compensation plans	29	40
Dividends to stockholders	(1,394)	(1,249)

Net cash used in financing activities	(1,508)	(2,287)

Net decrease in cash and cash equivalents	(5,341)	(6,890)
Cash and cash equivalents at beginning of period	37,043	21,580

Cash and cash equivalents at end of period	$31,702	14,690

Cash paid during the period for:
Interest	$1,054	934
Income taxes	$3,970	2,758
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
     These interim unaudited consolidated financial statements include the accounts of the Parent and its subsidiaries, and have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The preparation of Financial Statements in conformity with GAAP requires us to make estimates and assumptions that are used in the preparation of the financial statements, and actual results could differ. All significant intercompany accounts and transactions between the Parent and its subsidiaries are eliminated in consolidation.
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
     The Group, through its property and casualty insurance subsidiaries, provides a wide array of property and casualty insurance products designed to meet the insurance needs of individuals in New Jersey and Pennsylvania, and small and medium-sized businesses in Arizona, California, Nevada, New Jersey, New York, Oregon and Pennsylvania.
     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2008 included in the Group’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
   Share-Based Compensation
     The Group makes grants of qualified (ISOs) and non-qualified stock options (NQOs), and non-vested shares (restricted stock) under its stock incentive plan. Stock options are granted at prices that are not less than market price at the date of grant, and are exercisable over a period of ten years for ISOs and ten years and one month for NQOs. Restricted stock grants, ISOs and NQOs vest over a period of three or five years.
     The Group applies the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment”, using the modified-prospective-transition method. The after-tax compensation expense recorded in the consolidated statements of earnings for stock options (net of forfeitures) for the nine months ended September 30, 2009 and 2008 was $144,000 and $163,000, respectively. The after-tax compensation expense recorded in the consolidated statements of earnings for restricted stock (net of forfeitures) for the nine months ended September 30, 2009 and 2008 was $103,000 and $142,000, respectively. The after-tax compensation expense recorded in the consolidated statements of earnings for stock options (net of forfeitures) for the three months ended September 30, 2009 and 2008 was $41,000 and $55,000, respectively. The after-tax compensation expense recorded in the consolidated statements of earnings for restricted stock (net of forfeitures) for the three months ended September 30, 2009 and 2008 was $13,000 and $48,000, respectively.
     As of September 30, 2009, the Group has $0.2 million of unrecognized total compensation cost related to non-vested stock options and restricted stock. That cost will be recognized over the remaining weighted-average vesting period of one year.
     For the nine months ended September 30, 2009, the Group made no grants of restricted stock and stock options. In addition, there were no forfeitures of restricted stock and no options exercised during the first nine months of 2009. During the first nine months of 2009, ISOs on 10,000 shares of stock expired unexercised and were consequently forfeited.

     New Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162. This Statement establishes the FASB Accounting Standards Codification (the “Codification”, or “ASC”) as the source of authoritative GAAP for nongovernmental entities. The Codification will supersede all existing non-SEC accounting and reporting standards. This Statement and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. As the Codification will not change existing GAAP, the adoption of FAS 168 will not have an impact on our financial condition or results of operations but will change the way the Company refers to GAAP accounting standards.
In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), now part of ASC section 829, which delayed the application of FASB Statement No. 157, Fair Value Measurement until January 1, 2009 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. The adoption of FSP FAS 157-2 did not have a material impact on the Group’s results of operations, financial condition, or liquidity.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), now part of ASC section 320, which provide guidance relating to required disclosures concerning the fair value of financial instruments when a publicly traded company issues financial information for interim reporting periods. The requirements are effective for interim reporting periods ending after June 15, 2009. The disclosures required by FSP FAS 107-1 and APB 28-1 have been included in the notes to the consolidated financial statements.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), now part of ASC section 320, which change the amount determined to be an other-than-temporary impairment when there are non-credit losses on a debt security which management does not intend to sell and for which it is more-likely-than-not the entity will not have to sell the security prior to recovery of the non-credit impairment. In these situations, the portion of the total impairment that is related to the credit loss would be recognized as a charge against earnings, and the remaining portion would be included in other comprehensive income. These pronouncements are effective for interim and annual reporting periods ending after June 15, 2009. FSP FAS 115-2 and FAS 124-2 also required the Company to analyze securities held as of the adoption date which were the subject of previous other-than-temporary impairment charges in order to determine a cumulative effect adjustment to the opening balance of retained earnings and other comprehensive income at adoption. The Company reviewed the securities held prior to adoption which were the subject of previous other-than-temporary impairment charges, and concluded that no material amount of non-credit impairment had been previously recognized. Adoption did not have a material impact on the Group’s results of operations, financial condition, or liquidity.
In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), now part of ASC section 820, which addresses the factors that determine whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared to the normal market activity. This pronouncement provides that if it has been determined that the volume and level of activity has significantly decreased and that transactions are not orderly, further analysis is required and significant adjustments to the quoted prices or transactions might be needed. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. Adoption did not have a material impact on the Group’s results of operations, financial condition, or liquidity.
In May 2009, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 165, “Subsequent Events,” now part of ASC section 855. SFAS No. 165 establishes the standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This Statement also requires the disclosure of the date through which subsequent events have been evaluated. The Company adopted this standard and performed a review of subsequent events through the date of issuance of these financial statements, November 9, 2009, in evaluating the need for disclosure. Adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements.

(2) INVESTMENTS
Net investment income, net realized investment gains (losses), and change in unrealized gains (losses) on investment securities are as follows.
Net investment income and net realized investment gains (losses):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Investment income:
Fixed income securities	$4,026	3,769	11,986	11,058
Equity securities	60	87	219	254
Cash and equivalents	40	103	119	356

Gross investment income	4,126	3,959	12,324	11,668
Less investment expenses	521	490	1,491	1,495

Net investment income	3,605	3,469	10,833	10,173

Net realized gains (losses):
Fixed income securities	34	(2,767)	(278)	(3,226)
Equity securities, net	574	640	300	486
Mark-to-market valuation for interest rate swaps	(136)	(154)	371	(204)

Net realized investment gains (losses)	472	(2,281)	393	(2,944)

Net investment income and net realized investment gains	$4,077	1,188	11,226	7,229

Investment expenses include salaries, advisory fees and other miscellaneous expenses attributable to the maintenance of investment activities.
The change in net unrealized gains of securities from December 31, 2008 is as follows:

September 30,
Change in Unrealized Gains and Losses:	2009
Fixed-income securities	$17,322
Equity securities	673

$17,995

The cost and estimated market value of available-for-sale fixed-income and equity investment securities at September 30, 2009 is shown below.

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost (1)	Gains	Losses	Value
At September 30, 2009:
Fixed-income securities, available for sale:
U.S. government and government agencies (2)	$71,468	3,669	1	75,136
Obligations of states and political subdivisions	138,346	8,503	32	146,817
Industrial and miscellaneous	113,868	7,235	75	121,028
Mortgage-backed securities	24,413	1,162	127	25,448

Total fixed maturities	348,095	20,569	235	368,429

Equity securities:
At estimated market value	7,243	1,673	29	8,887

Total	$355,338	22,242	264	377,316

(1)	Original cost of equity and fixed-income securities adjusted for other than temporary impairment writedowns and amortization of premium and accretion of discount.

(2)	Includes approximately $59,925 (fair value) of mortgage-backed securities implicitly or explicitly backed by the U.S. government and government agencies as of September 30, 2009.
     The following table shows our industrial and miscellaneous fixed income securities and equity holdings by industry sector:

	September 30, 2009		December 31, 2008
	Cost (1)	Fair Value	Cost (1)	Fair Value
Industrial and miscellaneous:

Fixed income securities
Retail specialty	$37,575	$39,862	$27,561	$27,810
Financial	29,917	31,689	36,520	36,065
Energy	25,225	27,236	9,680	9,444
Information Technology	11,274	11,850	1,849	1,860
Pharmaceutical	9,877	10,391	2,249	2,320

Total	$113,868	$121,028	$77,859	$77,499

Equity securities
Retail specialty	$3,285	$3,820	$4,117	$4,565
Financial	1,293	1,516	2,329	2,343
Information Technology	995	1,294	1,246	1,186
Pharmaceutical	1,190	1,474	794	974
Energy	480	783	746	1,135

Total	$7,243	$8,887	$9,232	$10,203

The estimated market value and unrealized loss for securities in a temporary unrealized loss position as of September 30, 2009 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$2,213	$1	$—	$—	$2,213	$1
Obligations of states and political subdivisions	—	—	1,543	32	1,543	32
Corporate securities	1,081	4	2,201	71	3,282	75
Mortgage-backed securities	—	—	4,049	127	4,049	127

Total fixed maturities	3,294	5	7,793	230	11,087	235
Total equity securities	894	24	391	5	1,285	29

Total securities in a temporary unrealized loss position	$4,188	$29	$8,184	$235	$12,372	$264

Fixed maturity investments with unrealized losses for less than twelve months are ordinarily due to changes in the interest rate environment and anomalies in pricing in the current difficult credit markets. At September 30, 2009 we had 7 fixed maturity securities with unrealized losses for more than twelve months. Of the 7 securities with unrealized losses for more than twelve months, 6 of them have fair values of no less than 96% of book value. The other security has a fair value greater than 91% of cost. We do not believe these declines are other than temporary due to the credit quality of the holdings. We currently have no intention or expectation that we will have to sell these securities before recovery.
There are 6 common stock securities that are in an unrealized loss position at September 30, 2009. All of these securities have been in an unrealized loss position for less than 6 months. There is one preferred stock security that is in an unrealized loss position at September 30, 2009. It has been in an unrealized loss position for more than twelve months. We do not believe this decline is other than temporary as a result of reviewing its circumstances. We currently have the ability and intent to hold this security until recovery.
The amortized cost and estimated fair value of fixed-income securities at September 30, 2009, by contractual maturity, are shown below (note that mortgage-backed securities in the below table include securities backed by the U.S. government and agencies). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less.	$22,428	22,779
Due after one year through five years	93,441	98,519
Due after five years through ten years	132,618	142,286
Due after ten years	18,382	19,472

	266,869	283,056
Mortgage-backed securities.	81,226	85,373

	$348,095	368,429

A roll-forward of the amount related to credit losses for fixed income securities recognized in earnings is presented in the following table:

	Three months	April 1
	ended	to
	September 30	September 30
	2009	2009
Beginning balance of cumulative credit loss for securities held	$5,649	$5,625
Additional credit loss for securities previously other-than-temporarily impaired	23	47
credit loss for securities not previously other-than-temporarily impaired	—	—
Reduction in credit loss for securities disposed or collected	(1,960)	(1,960)
Reduction in credit loss for securities other-than-temporarily impaired which were intended to be or were required of necessity to be sold	—	—
Change in credit loss due to accretion of increase in cash flows for securities previously other-than-temporarily impaired	—	—

Ending balance September 30, 2009	$3,712	$3,712

The gross realized gains and losses on investment securities are as follows:

	Three months ended	Nine months ended
	September 30	September 30
	2009	2009
Gross realized gains	$807	1,493
Gross realized losses	(335)	(1,100)

	$472	393

In the nine months ended September 30, 2009, we recorded a pre-tax charge to earnings of $787 for write-downs of other-than-temporarily-impaired securities (OTTI).
Of the $787 in 2009 OTTI write-downs, $379 related to 3 fixed-income securities including the following:
•	$308 relating to one residential mortgage-backed security. This charge resulted from increased delinquency and default rates.

•	$71 relating to two asset-backed securities. These charges related to issuer-specific credit events that revolved around the performance of the underlying collateral, which had deteriorated. In general, the underlying assets of these securities experienced increased conditional default rates and expected loss severities.
Of the $787 in 2009 OTTI write-downs, $408 related to 15 equity securities, including the following:
•	$269 on thirteen equity securities related to issuer-specific concerns in the underlying businesses.

•	$139 on two preferred stock securities, with the charge attributable to weakening fundamentals in their underlying assets.
The Company has no material amount of non-credit other-than-temporary impairment loss carried in Other Comprehensive Income at September 30, 2009.
Proceeds from sales and maturities of securities were $43.9 million in 2009.
(3) Segment Information
     The Group markets its products through independent insurance agents, which sell commercial lines of insurance primarily to small to medium-sized businesses and personal lines of insurance to individuals.

     The Group manages its business in three segments: commercial lines insurance (including surety), personal lines insurance, and investments. The commercial lines insurance and personal lines insurance segments are managed based on underwriting results determined in accordance with GAAP, and the investment segment is managed based on after-tax investment returns.
     Underwriting results for commercial lines and personal lines take into account premiums earned, incurred losses and loss adjustment expenses, and underwriting expenses. The investments segment is evaluated by consideration of net investment income (investment income less investment expenses) and realized gains and losses.
     In determining the results of each segment, assets are not allocated to segments and are reviewed in the aggregate for decision-making purposes.
     Financial data by segment is as follows:

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Revenues:
Net premiums earned:
Commercial lines.	$90,611	$100,496
Personal lines	14,604	15,094

Total net premiums earned	105,215	115,590
Net investment income	10,833	10,173
Net realized investment gains (losses)	393	(2,944)
Other revenue	1,555	1,555

Total revenues	$117,996	$124,374

Income before income taxes:
Underwriting income (loss):
Commercial lines.	$3,059	$2,981
Personal lines	(927)	(736)

Total underwriting income	2,132	2,245
Net investment income	10,833	10,173
Net realized investment gains (losses)	393	(2,944)
Other	489	594

Income before income taxes	$13,847	$10,068

	Three Months Ended
	September 30,
	2009	2008
	(In thousands)
Revenues:
Net premiums earned:
Commercial lines	$29,737	$32,807
Personal lines	4,944	5,062

Total net premiums earned	34,681	37,869
Net investment income	3,605	3,469
Net realized investment gains (losses)	472	(2,281)
Other revenue	516	536

Total revenues	$39,274	$39,593

Income before income taxes:
Underwriting income (loss):
Commercial lines	$698	$741
Personal lines	(68)	73

Total underwriting income	630	814
Net investment income	3,605	3,469
Net realized investment gains (losses)	472	(2,281)
Other	158	208

Income before income taxes	$4,865	$2,210

(4) Reinsurance
     Premiums earned are net of amounts ceded of $13.4 million and $16.5 million for the nine months ended September 30, 2009 and 2008, respectively and $4.6 million and $5.5 million for the three months ended September 30, 2009 and 2008, respectively. Losses and loss adjustment expenses are net of amounts ceded of $8.2 million and $14.9 million for the nine months ended September 30, 2009 and 2008, respectively and $4.7 million and $4.3 million for the three months ended September 30, 2009 and 2008, respectively.
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
(5) Comprehensive Income
     The Group’s comprehensive income for the nine and three month periods ended September 30, 2009 and 2008 is as follows:

	Nine months ended
	September 30,
	2009	2008
	(In thousands)
Net income	$10,195	$7,605
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period, net of related income tax expense (benefit) of $6,126 and ($4,465)	11,892	(8,667)
Less reclassification adjustment for (gains) losses included in net income, net of related income tax expense (benefit) of $8 and ($932)	(15)	1,809
Defined benefit pension plan, net of related income tax expense (benefit) of $1 and ($57)	3	(111)

	11,880	(6,969)

Comprehensive income	$22,075	$636

	Three months ended
	September 30,
	2009	2008
	(In thousands)
Net income	$3,554	$1,780
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period, net of related income tax expense (benefit) of $3,816 and ($2,741)	7,408	(5,321)
Less reclassification adjustment for (gains) losses included in net income, net of related income tax expense (benefit) of $207 and ($722)	(402)	1,404
Defined benefit pension plan, net of related income tax expense (benefit) of $0 and ($19)	1	(37)

	7,007	(3,954)

Comprehensive income (loss)	$10,561	$(2,174)

(6) Share-based Compensation
     The Group adopted the Mercer Insurance Group, Inc. 2004 Stock Incentive Plan (the Plan) on June 16, 2004. Awards under the Plan may be made in the form of incentive stock options (to employees only), nonqualified stock options, restricted stock or any combination to employees and non-employee Directors. At adoption, the Plan initially limited to 250,000 the number of shares that may be awarded as restricted stock, and to 500,000 the number of shares for which incentive stock options may be granted. The total number of shares initially authorized in the Plan was 876,555 shares, with an annual increase equal to 1% of the shares outstanding at the end of each year. As of September 30, 2009, the Plan’s authorization has been increased under this feature to 1,206,091 shares. The Plan provides that stock options and restricted stock awards may include vesting restrictions and performance criteria at the discretion of the Compensation Committee of the Board of Directors. The term of options may not exceed ten years for incentive stock options, and ten years and one month for nonqualified stock options, and the option price may not be less than fair market value on the date of grant. The grants made under the plan employ graded vesting over vesting periods of 3 or 5 years for restricted stock, incentive stock options, and nonqualified stock option grants, and include only service conditions. Upon exercise, it is anticipated that newly issued shares will be issued to the option holder.
     For the nine months ended September 30, 2009, the Group made no grants of restricted stock and stock options. In addition, there were no forfeitures of restricted stock and no options exercised during the first nine months of 2009. During the first nine months of 2009, incentive stock options on 10,000 shares of stock expired unexercised and were consequently forfeited.
     Information regarding stock option activity in the Group’s Plan is presented below:

		Weighted Average
	Number of	Exercise Price
	Shares	per Share
Outstanding at December 31, 2008	600,700	$13.24
Granted - 2009	—	—
Exercised - 2009	—	—
Forfeited - 2009	(10,000)	12.21

Outstanding at September 30, 2009	590,700	$13.26

Exercisable at:
September 30, 2009	546,366	$12.86
Weighted-average remaining contractual life		4.9 years
Compensation remaining to be recognized for unvested stock options at September 30, 2009 (millions)		$0.1
Weighted-average remaining amortization period		0.9 years
Aggregate Intrinsic Value of outstanding options, September 30, 2009 (millions)		$3.2
Aggregate Intrinsic Value of exercisable options, September 30, 2009 (millions)		$3.0

     In determining the expense to be recorded for stock options in the consolidated statements of earnings, the fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The significant assumptions utilized in applying the Black-Scholes-Merton option pricing model are the risk-free interest rate, expected term, dividend yield, and expected volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model. The expected term of an option award is based on expected experience of the awards. The dividend yield is determined by dividing the per share dividend by the grant date stock price. The expected volatility is based on the volatility of the Group’s stock price over a historical period.
     Information regarding unvested restricted stock activity in the Group’s Plan is below:

		Weighted Average
	Number of	Fair Value
	Shares	per Share
Unvested restricted stock at December 31, 2008	22,792	$15.26
Granted - 2009	—	—
Vested - 2009	(17,125)	12.24
Forfeited - 2009	—	—

Unvested restricted stock at September 30, 2009	5,667	$24.39

Compensation remaining to be recognized for unvested restricted stock at September 30, 2009 (millions)		$0.1
Weighted-average remaining amortization period		1.0 years

(7) Earnings per Share
The computation of basic and diluted earnings per share is as follows:

	Nine months ended
	September 30,
	2009	2008
	(Dollars in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$10,195	$7,605

Denominator for basic earnings per share — weighted-average shares	6,200,840	6,230,476
Effect of stock incentive plans	120,225	152,264

Denominator for diluted earnings per share	6,321,065	6,382,740

Basic earnings per share	$1.64	$1.22

Diluted earnings per share	$1.61	$1.19

	Three months ended
	September 30,
	2009	2008
	(Dollars in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$3,554	$1,780

Denominator for basic earnings per share — weighted-average shares	6,225,483	6,237,804
Effect of stock incentive plans	164,246	144,609

Denominator for diluted earnings per share	6,389,729	6,382,413

Basic earnings per share	$0.57	$0.29

Diluted earnings per share	$0.56	$0.28

     The denominator for diluted earnings per share does not include the effect of outstanding stock options that have an anti-dilutive effect. Options on 40,000 shares were considered to be anti-dilutive for the nine and three month periods ended September 30, 2009 and 2008 and were excluded from the earnings per share calculation.
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
Relevant market information, relevant credit information, perceived market movements and sector news are used to evaluate each asset class. The market inputs utilized in the pricing evaluation include but are not limited to: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events. The extent of the use of each market input depends on the asset class and the market conditions. Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant. For some securities additional inputs may be necessary.
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

	September 30, 2009
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Fixed-income securities, available for sale	$368,429	$4,267	$362,659	$1,503
Equity securities	8,887	8,841	—	46

Total assets	$377,316	$13,108	$362,659	$1,549

Other liabilities	$1,508	$—	$1,508	$—

Total liabilities	$1,508	$—	$1,508	$—

The changes in Level 3 financial assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	For the Nine Months Ended
	September 30, 2009
	Fixed-income
	securities,
	available	Equity
(in thousands)	for sale	securities

Balance, beginning of period	$1,767	$46
Total net loss included in net income	(301)	—
Total net gain included in other comprehensive income	46	—
Purchases, sales, issuances and settlements, net	(9)	—

Balance, end of period	$1,503	$46

	For the Three Months Ended
	September 30, 2009
	Fixed-income
	securities,
	available	Equity
(in thousands)	for sale	securities

Balance, beginning of period	$1,414	$46
Total net loss included in net income	(18)	—
Total net gain included in other comprehensive income	112	—
Purchases, sales, issuances and settlements, net	(5)	—

Balance, end of period	$1,503	$46

For the nine months ended September 30, 2009, there were no non-financial assets measured at fair value on a recurring basis. In addition, there were no non-financial liabilities measured at fair value on a recurring or nonrecurring basis.
     (9) Derivative Instruments and Hedging Activities
     The Group entered into three interest rate swap agreements to hedge against interest rate risk on its floating rate trust preferred securities. Our interest rate swaps are contracts to convert, for a period of time, the floating rate of the trust preferred securities into a fixed rate without exchanging the instruments themselves. As of September 30, 2009 and December 31, 2008, the Group was party to interest-rate swap agreements with an aggregate notional principal amount of $15,500.
     The Group accounts for its interest rate swaps in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. On January 1, 2009, the Group adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (SFAS 161), now part of ASC section 815, which changes the disclosure requirements for derivative instruments and hedging activities. The adoption of SFAS 161 did not have a material impact on the Group’s results of operations or financial condition.
     The Group has designated the interest rate swaps as non-hedge instruments. Accordingly, the Group recognizes the fair value of the interest rate swaps as assets or liabilities on the consolidated balance sheets with the changes in fair value recognized in net realized investment losses or gains in the consolidated statement of earnings. The estimated fair value of the interest rate swaps is based on the valuation received from the financial institution counterparty.
     By using financial instruments to manage exposure to changes in interest rates, the Group exposes itself to market and credit risk. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. Credit risk would be the failure of the counterparty to perform under the terms of the contract. When the fair value of a contract is positive, the counterparty owes the Group, which creates credit risk for the Group. When the fair value of a contract is negative, the Group owes the counterparty and, therefore, it does not possess credit risk. The Group minimizes the credit risk in hedging instruments by entering into transactions with high-quality counterparties whose credit rating is higher than Aa.
     A summary of the fair values of interest rate swaps outstanding as of September 30, 2009 and December 31, 2008 follows:

	September 30,		December 31,
	2009		2008
	Balance		Balance
	Sheet		Sheet
	Location	Fair Value liability	Location	Fair Value liability
Interest rate swaps:

Union Bank of California (Trust I)	Other liabilities	$(457)	Other liabilities	$(546)
Union Bank of California (Trust II)	Other liabilities	(301)	Other liabilities	(366)
Union Bank of California (Trust III)	Other liabilities	(750)	Other liabilities	(967)

Total derivatives		$(1,508)		$(1,879)

A summary of the effect of derivative instruments on the consolidated statements of earnings for the nine and three month periods ended September 30, 2009 and 2008 follows:

	Nine months ended
	September 30,		September 30,
	2009		2008
		Amount of
		Gain
	Location of Gain Recognized	Recognized in	Location of (Loss)	Amount of (Loss)
	in Income	Income	Recognized in Income	Recognized in Income
Interest rate swaps:
Union Bank of California (Trust I)	Net realized investment gains	$89	Net realized investment losses	$(50)
Union Bank of California (Trust II)	Net realized investment gains	66	Net realized investment losses	(27)
Union Bank of California (Trust III)	Net realized investment gains	216	Net realized investment losses	(127)

Total derivatives		$371		$(204)

	Three months ended
	September 30,		September 30,
	2009		2008
		Amount of		Amount of
		(loss)		(loss)
	Location of (loss) Recognized	Recognized	Location of (loss) Recognized	Recognized
	in Income	in Income	in Income	in Income
Interest rate swaps:

Union Bank of California (Trust I)	Net realized investment gains	$(35)	Net realized investment losses	$(39)
Union Bank of California (Trust II)	Net realized investment gains	(27)	Net realized investment losses	(25)
Union Bank of California (Trust III)	Net realized investment gains	(74)	Net realized investment losses	(90)

Total derivatives		$(136)		$(154)

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
     Reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at September 30, 2009.
     The property and casualty industry has incurred substantial aggregate losses from claims related to asbestos-related illnesses, environmental remediation, product liability, mold, and other uncertain exposures. We have not experienced significant losses from these types of claims. Our subsidiary, FPIC, insures contractors for liability for construction defect risks, among other risks.
     The table below summarizes loss and loss adjustment reserves by major line of business:

	September 30,	December 31,
	2009	2008
	(In thousands)
Commercial lines:
Commercial multi-peril	$234,265	$224,444
Commercial automobile	38,052	42,230
Surety	11,352	10,606
Other liability	7,536	8,018
Workers’ compensation	8,311	8,150
Fire, allied, inland marine	129	163

	299,645	293,611

Personal lines:
Homeowners	6,377	7,215
Personal automobile	1,737	1,795
Other liability	659	1,008
Fire, allied, inland marine	403	335
Workers’ compensation	25	36
	9,201	10,389

Total	$308,846	$304,000

     Investments. Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in stockholders’ equity as a component of accumulated other comprehensive income and, accordingly, have no effect on net income. Realized investment gains or losses on dispositions of investments are recognized in net income. A decline in fair value of an equity investment below its cost that is deemed other than temporary is charged to earnings as a realized loss. A decline in fair value of a fixed income security below its cost that is deemed other than temporary is charged to earnings as a realized loss where the decline in value is attributable to credit issues, and to other comprehensive income where not attributable to credit issues. We monitor our investment portfolio and review investments that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary. These evaluations involve judgment and consider the magnitude and reasons for a decline and the prospects for the fair value to recover in the near term. Adverse investment market conditions, poor operating performance, or other adversity encountered by companies whose stock or fixed maturity securities we own could result in impairment charges in the future. Our policy on impairment of value of investments is as follows: if a security has a market value below cost it is considered impaired. For any such security a review of the financial condition and prospects of the company will be performed by the Investment Committee to determine if the decline in market value is other than temporary. If it is determined that the decline in market value is “other than temporary”, the carrying value of the security will be written down to “realizable value” and the amount of the write down accounted for as a realized loss for equities and decline attributable to credit issues in the case of a fixed income security. “Realizable value” is defined for this purpose as the market price of the security. Write down to a value other than the market price requires objective evidence in support of that value.
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

     In the nine and three month periods ended September 30, 2009 and 2008, we recorded pre-tax charges to earnings of $787,000 and $3.5 million, respectively, and $55,000 and $2.9 million, respectively, for write-downs of other-than-temporarily-impaired securities (OTTI). The 2009 write downs of $787,000 included eighteen securities, including a mortgage backed security ($308,000), two asset backed securities ($71,000), thirteen equity positions ($269,000), and two capital trust preferred stock securities ($139,000). All were treated as other-than-temporarily-impaired as a result of deteriorating underlying collateral issues, including increased delinquency and default rates and slower payments, as well as declining business conditions and rating agency downgrades.
     The Company has no material amount of non-credit OTTI loss carried in other comprehensive income at September 30, 2009.Since the middle of 2008, there have been continuing disruptions in the financial and equity markets. This has resulted from, in part, failures of financial institutions on an unprecedented scale, and caused a significant reduction in liquidity and trading flows in the credit markets. Such impacts have affected the valuations of some fixed income and equity securities we hold, which we review on a regular basis.
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

Nine and three months ended September 30, 2009 compared to nine and three months ended September 30, 2008
     The components of income for the first nine and three months periods of 2009 and 2008, and the change and percentage change from year to year, are shown in the charts below. The accompanying narrative refers to the statistical information displayed in the chart immediately above the narrative.

Nine months ended September 30,
2009 vs. 2008 Income	2009	2008	Change	% Change
	(Dollars in thousands)
Commercial lines underwriting income	$3,059	$2,981	$78	2.6%
Personal lines underwriting loss	(927)	(736)	(191)	(26.0)%
Total underwriting income	2,132	2,245	(113)	(5.0)%
Net investment income	10,833	10,173	660	6.5%
Net realized investment gains (losses)	393	(2,944)	3,337	N/M
Other	1,555	1,555	—	—%
Interest expense	(1,066)	(961)	(105)	10.9%
Income before income taxes	13,847	10,068	3,779	37.5%
Income taxes	3,652	2,463	1,189	48.3%
Net Income	10,195	7,605	2,590	34.1%

Loss/ LAE ratio (GAAP)	61.4%	61.9%	(0.5)%
Underwriting expense ratio (GAAP)	36.6%	36.1%	0.5%
Combined ratio (GAAP)	98.0%	98.0%	—%

Loss/ LAE ratio (Statutory)	61.5%	61.9%	(0.4)%
Underwriting expense ratio (Statutory)	35.9%	35.9%	—%
Combined ratio (Statutory)	97.4%	97.8%	(0.4)%

Three months ended September 30,
2009 vs. 2008 Income	2009	2008	Change	% Change
	(Dollars in thousands)
Commercial lines underwriting income	$698	$741	$(43)	(5.8)%
Personal lines underwriting (loss) income	(68)	73	(141)	N/M
Total underwriting income	630	814	(184)	(22.6)%
Net investment income	3,605	3,469	136	3.9%
Net realized investment gains (losses)	472	(2,281)	2,753	N/M
Other	516	536	(20)	(3.7)%
Interest expense	(358)	(328)	(30)	9.1%
Income before income taxes	4,865	2,210	2,655	120.1%
Income taxes	1,311	430	881	204.9%
Net Income	3,554	1,780	1,774	99.7%

Loss/ LAE ratio (GAAP)	62.5%	60.3%	2.2%
Underwriting expense ratio (GAAP)	35.7%	37.6%	(1.9)%
Combined ratio (GAAP)	98.2%	97.9%	0.3%

Loss/ LAE ratio (Statutory)	62.5%	60.3%	2.2%
Underwriting expense ratio (Statutory)	36.7%	37.6%	(0.9)%
Combined ratio (Statutory)	99.2%	97.9%	1.3%

(N/M means “not meaningful”)

     Our GAAP combined ratio for the first nine months of 2009 was 98.0%, the same as the combined ratio for the prior year. The statutory combined ratio for the nine months ended September 30, 2009 and 2008 was 97.4% and 97.8%, respectively.
     Our GAAP combined ratio for the third quarter of 2009 was 98.2%, as compared to a combined ratio for the prior year of 97.9%. The statutory combined ratio for the third quarter of 2009 and 2008 was 99.2% and 97.9%, respectively. For more information relating to underwriting income see the discussions below relating to the Commercial lines segment and the Personal Lines segment.
     Net investment income increased $660,000 or 6.5% to $10.8 million for the first nine months of 2009 as compared to $10.2 million for the first nine months of 2008. Net investment income increased $136,000 or 3.9% to $3.6 million for the third quarter of 2009 as compared to $3.5 million in the prior year. This increase was driven by an increase in net cash and invested assets in the portfolio, funded from operating cash flow. For more information see the discussion below relating to the Investment segment.
     Net realized investment gains amounted to $393,000 for the first nine months of 2009 and $472,000 in the third quarter, compared to losses of $2.9 million and $2.3 million, respectively, in the prior year. The prior period losses were primarily driven by other than temporary impairment write-downs on investment securities. For more information regarding realized investment gains and losses see the discussion below relating to the Investment segment.
     Other revenue of $1.6 million for the first nine months of both 2009 and 2008, and $516,000 and $536,000 for the three months ended September 30, 2009 and 2008, respectively, primarily represents service charges recorded on insurance premium payment plans. Interest expense of $1.1 million and 1.0 million for the first nine months of 2009 and 2008, and $358,000 and $328,000 for the three months ended September 30, 2009 and 2008, respectively, represents interest charges on the trust preferred obligations of FPIG.
     Charts and discussion relating to each of our segments (Investment, Commercial Lines, and Personal Lines) follow with further discussion below.

Revenues

Nine Months Ended September 30,
2009 vs. 2008 Revenue	2009	2008	Change	% Change
	(In thousands)
Direct premiums written	$116,986	$129,538	$(12,552)	(9.7)%
Net premiums written	105,537	115,863	(10,326)	(8.9)%
Net premiums earned	105,215	115,590	(10,375)	(9.0)%
Net investment income	10,833	10,173	660	6.5%
Net realized investment gains (losses)	393	(2,944)	3,337	N/M
Other revenue	1,555	1,555	—	—%
Total revenue	$117,996	$124,374	$(6,378)	(5.1)%

Three Months Ended September 30,
2009 vs. 2008 Revenue	2009	2008	Change	% Change
	(In thousands)
Direct premiums written	$37,374	$42,161	$(4,787)	(11.4)%
Net premiums written	33,355	37,575	(4,220)	(11.2)%
Net premiums earned	34,681	37,869	(3,188)	(8.4)%
Net investment income	3,605	3,469	136	3.9%
Net realized investment gains (losses)	472	(2,281)	2,753	N/M
Other revenue	516	536	(20)	(3.7)%
Total revenue	$39,274	$39,593	$(319)	(0.8)%

(N/M means “not meaningful”)
     Total revenues declined to $118.0 million from $124.4 million in the nine months ended September 30, 2009, as compared to the prior year. Net premiums written decreased $10.3 million or 8.9% to $105.5 million for the first nine months of 2009, as compared to $115.9 million for the first nine months of 2008. Net premiums earned totaled $105.2 million for the first nine months of 2009 as compared to $115.6 million for the first nine months of 2008, representing a 9.0% or $10.4 million decrease. The decline in net premiums written is driven by the 9.7% decline in direct premiums written, offset by the positive impact on net premiums written of the change in reinsurance structure (in 2009 working-layer retention increased to $1,000,000 from $850,000, and in 2008 working-layer retention increased to $850,000 from $750,000, on casualty and property lines). Direct premiums written has been negatively impacted in large part by the weak economy, particularly as it relates to the new construction industry in California, an important operating territory and market for the Company, by business failures caused by the weak economy, and by competitive market conditions and continuing competition on large accounts.
     Total revenues for the third quarter of 2009 decreased $319,000 or 0.8% to $39.3 million as compared to $39.6 million in the third quarter of 2008. This decrease was due primarily to a decrease in net premiums earned offset in part by an increase in net investment income and an increase in net realized investment gains. Net premiums earned totaled $34.7 million for the third quarter of 2009 as compared to $37.9 million for the third quarter of 2008, representing a 8.4% or $3.2 million decrease.
     The current insurance market is very competitive, with pricing and coverage competition being seen in virtually all classes of commercial accounts, including package policies and commercial automobile policies, and in the Pennsylvania personal auto market and Pennsylvania and New Jersey homeowners markets, all of which makes it more challenging to retain our accounts on renewal, or to renew a policy at the expiring premium. Competition also continues on large accounts, particularly in the East Coast habitational and California construction contracting programs, as competitors aggressively compete for these higher premium accounts. Pricing in the property and casualty insurance industry historically has been and remains cyclical. During a soft market cycle, such as the current market condition, price competition is prevalent, which makes it challenging to write and retain properly priced personal and commercial lines business. We continue to work with our agents to target classes of business and accounts compatible with our underwriting appetite, which includes certain types of religious institution risks, contracting risks, small business risks and property risks. Despite the pricing pressures of the marketplace, management maintains a strong focus on its policy of disciplined underwriting and pricing standards, and declines business which it determines is inadequately priced for its level of risk. In spite of these competitive market conditions, our Group’s policy retention on renewal has been favorable across most product lines.
     Effective January 1, 2009, the Group renewed its reinsurance coverages with a number of changes. The retention on any individual property or casualty risk was increased to $1.0 million from $850,000. Umbrella liability written by FPIC is now reinsured on a 75% quota share basis up to $1.0 million and on a 100% quota share basis in excess of $1.0 million. Prior to 2009, umbrella liability written by FPIC was reinsured on a 100% quota share basis with the exception of business owner policies, which were reinsured 75% up to $1.0 million and then on a 100% quota share basis in excess of $1.0 million. The 2009 changes to the umbrella liability reinsurance program conform FPIC’s retention on umbrella liability with all of the other insurance companies in the Group. The net effect of these changes in reinsurance arrangements is to decrease ceded premium, which increases net premiums written.
     Net investment income totaled $10.8 million for the first nine months of 2009, as compared to $10.2 million for the first nine months of 2008, representing a 6.5% increase. Net realized investment gains amounted to $393,000 for the first nine months of 2009 as compared to net realized investment losses of $2.9 million for the first nine months of 2008. The net realized investment gain in 2009 is driven by gains on the sale of securities and a gain on the mark-to-market valuation on the interest rate swaps for the trust preferred securities, offset by other than temporary impairment losses in the investment portfolio. The net realized investment loss in 2008 was primarily driven by write-downs for other than temporary impairments on investment securities.
     Net investment income increased $0.1 million or 3.9% to $3.6 million for the third quarter of 2009 as compared to $3.5 million for the third quarter of 2008. Net realized investment gains amounted to $472,000 in the third quarter of 2009, as compared to a realized loss of $2.3 million in the third quarter of 2008. The net gain in the third quarter of 2009 was primarily the result of a gain on the sale of securities, offset by a loss on the mark-to-market fair value adjustment on the interest rate swaps related to the floating-rate trust preferred securities. The net loss in the third quarter of 2008 was primarily the result of write-downs of investment securities that were determined to be other-than-temporarily impaired. See discussion of other-than-temporary-impairments on investment securities in the Critical Accounting Policies section.
     For more information see the discussions below relating to the Investment segment, Commercial Lines segment, and Personal Lines segment.

Investment segment

Nine Months Ended September 30,
2009 vs. 2008 Investment Income and Realized Gains (Losses)	2009	2008	Change	% Change
	(In thousands)
Fixed income securities	$11,987	$11,058	$929	8.4%
Dividends	219	254	(35)	(13.8)%
Cash, cash equivalents & other	119	356	(237)	(66.6)%
Gross investment income	12,325	11,668	657	5.6%
Investment expenses	(1,492)	(1,495)	3	0.2%
Net investment income	10,833	10,173	$660	6.5%

Realized losses — fixed income securities	(278)	(3,226)	$2,948	N/M
Realized gains — equity securities	300	486	(186)	N/M
Mark-to-market valuation for interest rate swaps	371	(204)	575	N/M
Net realized gains (losses)	393	(2,944)	$3,337	N/M

Three Months Ended September 30,
2009 vs. 2008 Investment Income and Realized Gains (losses)	2009	2008	Change	% Change
	(In thousands)
Fixed income securities	$4,027	$3,769	$258	6.8%
Dividends	60	87	(27)	(31.0)%
Cash, cash equivalents & other	40	103	(63)	(61.2)%
Gross investment income	4,127	3,959	168	4.2%
Investment expenses	(522)	(490)	(32)	(6.5)%
Net investment income	3,605	3,469	$136	3.9%

Realized gains (losses) — fixed income securities	34	(2,767)	$2,801	N/M
Realized gains — equity securities	574	640	(66)	N/M
Mark-to-market valuation for interest rate swaps	(136)	(154)	18	N/M
Net realized gains (losses)	472	(2,281)	$2,753	N/M

(N/M means “not meaningful”)
     In the first nine months of 2009 net investment income increased 660,000, or 6.5%, to $10.8 million, as compared to $10.2 million in the first nine months of 2008. In the third quarter of 2009 net investment income increased $136,000, or 3.9%, to $3.6 million, as compared to $3.5 million in the third quarter of 2008. The increase in net investment income in 2009 is the result of an increase in average net cash and invested assets. The increase in invested assets is driven primarily by operating cash flow, including the benefits of the 2009 and 2008 reinsurance agreement changes, which result in less premium being ceded to reinsurers.
     In 2009, offsetting the impact on investment income of new operating cash flow into the portfolio is a challenging yield environment, where yields are lower in asset classes targeted for new investment, as well as very low yields on short-term balances.
     In the first nine months of 2009 investment income on fixed income securities increased $929,000, or 8.4%, to $12.0 million, as compared to $11.1 million in the first nine months of 2008. In the third quarter investment income on fixed income securities increased $258,000, or 6.8%, to $4.0 million, as compared to $3.8 million in the previous year. These increases were driven by the increase in the average investments held in fixed income securities, where most new operating cash flow transferred to the portfolio is invested. Our tax equivalent yield (yield adjusted for tax-benefit received on tax-exempt securities) on fixed income securities was 5.23% in the first nine months of 2009, as compared to 5.37% in the first nine months of 2008.
     Dividend income is lower at $219,000 in the first nine months of 2009, than the $254,000 in the first nine months of 2008, due to a decrease in the size of the equities portfolio. Dividend income in the third quarter of 2009 is less than that of the third quarter of 2008 for the same reason. Interest income on cash and cash equivalents declined $237,000 in the first nine months of 2009 to $119,000, as compared to $356,000 in the first nine months of 2008, resulting from very low short-term yields and from putting cash balances to work in the fixed income portfolio as the credit crisis lost some of its intensity in the first half of 2009. Investment expenses were approximately the same as the first nine months of 2008.
     Net realized gains in the first nine months of 2009 were $393,000, as compared to net realized losses of $2.9 million in the first nine months of 2008. In 2009, the net realized gains included net gains on securities sales of $809,000, and a gain on the mark-to-market valuation on the interest rate swaps of $371,000, offset by write-downs of securities determined to be other-than-temporarily-impaired of $787,000,. In 2008, net realized losses of $2.9 million included a loss on the mark-to-market valuation on the interest rate swaps of $204,000, and a write-down of securities determined to be other than temporarily impaired of $3.5 million, offset by gains on securities sales of $807,000,. Securities determined to be other-than-temporarily impaired were written down to their fair value at the time of the write-down. See the discussion of other than temporary impairments on investment securities in the Critical Accounting Policies section.
     During 2009, the Company has taken steps to reduce the potential for future loss of value by pruning its investment portfolio, both as to certain classes of assets and specific issuers, for issues which it has concluded could suffer declines resulting from the ongoing financial markets disruption and the continuing weak economy. It has been able to do so with relatively minor realized gain or loss by selling at optimal pricing points for these securities. In so doing, the Company has in some instances not replaced the yield on the sold security because of the lower yields currently available in the market for the asset classes and quality the Company has targeted for investment.
     We have three ongoing interest rate swap agreements to hedge against interest rate risk on our floating rate trust preferred securities. The estimated fair value of the interest rates swaps is obtained from the third-party financial institution counterparties. We mark the swap agreements to market using these valuations and record the change in the economic value of the interest rate swaps as a realized gain or loss in the consolidated statement of earnings. See footnote 9 of the accompanying consolidated financial statements for further information.
     The following table sets forth consolidated cost and fair value information for our investments.

	September 30, 2009		December 31, 2008
	Cost (2)	Fair Value	Cost (2)	Fair Value
	(In thousands)
Fixed income securities (1)
United States government and government agencies (3)	$71,468	$75,136	$84,747	$87,975
Obligations of states and political subdivisions	138,346	146,817	143,042	145,125
Industrial and miscellaneous	113,868	121,028	77,859	77,499
Mortgage-backed certificates	24,413	25,448	25,427	23,488

Total fixed income securities	348,095	368,429	331,075	334,087
Equity securities	7,243	8,887	9,232	10,203

Total	$355,338	$377,316	$340,307	$344,290

(1)	In our consolidated financial statements, investments are carried at fair value.

(2)	Original cost of equity and fixed income securities adjusted for other than temporary impairment write downs and amortization of premium and accretion of discount.

(3)	Includes approximately $56,813 and $66,576 (cost) and $59,925 and $68,696 (estimated fair value) of mortgage-backed securities backed by the U.S. government and government agencies as of September 30, 2009 and December 31, 2008, respectively.
     The following table shows our industrial and miscellaneous fixed income securities and equity holdings by industry sector:

	September 30, 2009		December 31, 2008
	Cost (1)	Fair Value	Cost (1)	Fair Value
	(In thousands)
Industrial and miscellaneous:

Fixed income securities
Retail specialty	$37,575	$39,862	$27,561	$27,810
Financial	29,917	31,689	36,520	36,065
Energy	25,225	27,236	9,680	9,444
Information Technology	11,274	11,850	1,849	1,860
Pharmaceutical	9,877	10,391	2,249	2,320

Total	$113,868	$121,028	$77,859	$77,499

Equity securities
Retail specialty	$3,285	$3,820	$4,117	$4,565
Financial	1,293	1,516	2,329	2,343
Information Technology	995	1,294	1,246	1,186
Pharmaceutical	1,190	1,474	794	974
Energy	480	783	746	1,135

Total	$7,243	$8,887	$9,232	$10,203

(1)	Original cost of equity securities; original cost of fixed income securities adjusted for amortization of premium and accretion of discount, as well as any impairment write-downs.
The estimated fair value and unrealized loss for securities in a temporary unrealized loss position as of September 30, 2009 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$2,213	$1	$—	$—	$2,213	$1
Obligations of states and political subdivisions	—	—	1,543	32	1,543	32
Corporate securities	1,081	4	2,201	71	3,282	75
Mortgage-backed securities	—	—	4,049	127	4,049	127

Total fixed maturities.	3,294	5	7,793	230	11,087	235
Total equity securities	894	24	391	5	1,285	29

Total securities in a temporary unrealized loss position	$4,188	$29	$8,184	$235	$12,372	$264

     Fixed maturity investments with unrealized losses for less than twelve months are ordinarily due to changes in the interest rate environment and anomalies in pricing in the current difficult credit markets. At September 30, 2009, we had 7 fixed maturity securities with unrealized losses for more than twelve months. Of the 7 securities with unrealized losses for more than twelve months, 6 of them have fair values of no less than 96% of book value. The remaining security has a fair value greater than 91% of cost. We do not believe these declines are other than temporary due to the credit quality of the holdings. We currently have no intention or expectation that we will have to sell these securities before recovery.
     There are 6 common stock securities that are in an unrealized loss position at September 30, 2009. All of these securities have been in an unrealized loss position for less than six months. There is one preferred stock security that is in an unrealized loss position at September 30, 2009. It has been in an unrealized loss position for more than twelve months. We do not believe this decline is other than temporary as a result of reviewing the circumstances. We currently have the ability and intent to hold this security until recovery.
     As of September 30, 2009, fixed maturity investments represent 97.6% of invested assets, with the fixed income portfolio consisting of 99.4% investment grade securities, with the remaining 0.6% non-investment grade rated securities. The 0.6% includes three corporate securities held with a combined market value of $1.6 million, two asset-backed securities held with a combined market value of $0.5 million and one mortgage-backed security held with a market value of $0.1 million. The fixed income portfolio has an average rating of Aa2/AA, an average effective maturity of 5.19 years, an average duration of 3.79 years with an average tax equivalent book yield of 5.21%.
     See Item 3 of this Form 10-Q “Quantitative and Qualitative Information about Market Risk” of the Form 10-Q for further information on our investments.

Commercial Lines segment

Nine Months Ended September 30,
2009 vs. 2008 Commercial Lines (CL)	2009	2008	Change	% Change
	(Dollars in thousands)
CL Direct premiums written	$100,825	$112,871	$(12,046)	(10.7)%
CL Net premiums written	$91,006	$100,852	$(9,846)	(9.8)%
CL Net premiums earned	$90,611	$100,496	$(9,885)	(9.8)%

CL Loss/ LAE expense ratio (GAAP)	60.0%	61.1%	(1.1)%
CL Expense ratio (GAAP)	36.6%	35.9%	0.7%
CL Combined ratio (GAAP)	96.6%	97.0%	(0.4)%

Three Months Ended September 30,
2009 vs. 2008 Commercial Lines (CL)	2009	2008	Change	% Change
	(Dollars in thousands)
CL Direct premiums written	$31,581	$36,237	$(4,656)	(12.8)%
CL Net premiums written	$28,070	$32,187	$(4,117)	(12.8)%
CL Net premiums earned	$29,737	$32,807	$(3,070)	(9.4)%

CL Loss/ LAE expense ratio (GAAP)	61.7%	59.9%	1.8%
CL Expense ratio (GAAP)	36.0%	37.7%	(1.7)%
CL Combined ratio (GAAP)	97.7%	97.6%	0.1%
     In the first nine months of 2009 our commercial lines direct premiums written decreased by $12.0 million, or 10.7%, to $100.8 million as compared to direct premiums written in the first nine months of 2008 of $112.9 million. In the first nine months of 2009 our commercial lines net premiums written decreased by $9.8 million or 9.8% to $91.0 million as compared to net premiums written in the first nine months of 2008 of $100.9 million. In the first nine months of 2009 our commercial lines net premiums earned decreased by $9.9 million, or 9.8%, to $90.6 million as compared to net premiums earned in the first nine months of 2008 of $100.5 million.
     The decline in direct premiums written is attributable to several factors, including a decline in construction related activity in California, business failures resulting from the weak economy, continuing competition on virtually all classes and sizes of business, especially large accounts, and continued competition in the California contractor market and the East Coast habitational market. Our California contractors book reflects the decreased economic activity in the California construction market. Since the insurance premiums for these contractors generally reflect their level of economic activity, the average premium per policy has fallen as the insured’s business has contracted in the weak economy, resulting both in lower insurance exposures and lower premiums from these contractors. The retention levels in this book remain attractive, and policy count continues to be up year-over-year, despite the decline in direct premiums written. This means that we have more customers in this market than in the previous year, but that on average we collect less premium from each in the current year because of the weakness in the insured’s businesses resulting from the weak economy. It also means that insurance exposures per contractor on average are down, since their businesses are less busy than before, which should result in fewer losses per policy. The decline in net premiums written, as compared to direct written premiums, reflects the increased retention under our reinsurance program.
     In the third quarter of 2009 our commercial lines direct premiums written decreased by $4.7 million or 12.8% to $31.6 million as compared to direct premiums written in the third quarter of 2008 of $36.2 million. In the third quarter of 2009 our commercial lines net premiums written decreased by $4.1 million, or 12.8%, to $28.1 million as compared to net premium written in the third quarter of 2008 of $32.2 million. In the third quarter of 2009 our commercial lines net premiums earned decreased by $3.1 million, or 9.4%, to $29.7 million as compared to net premium earned in the third quarter of $32.8 million. These changes were driven by the same factors as described in the preceding paragraph.

     In the commercial lines segment for the first nine months of 2009, the Company had underwriting income of $3.1 million, a GAAP combined ratio of 96.6%, a GAAP loss and loss adjustment expense ratio of 60.0% and a GAAP underwriting expense ratio of 36.6%, compared to underwriting income of $3.0 million, a GAAP combined ratio of 97.0%, a GAAP loss and loss adjustment expense ratio of 61.1% and a GAAP underwriting expense ratio of 35.9% in the first nine months of 2008. Our commercial lines loss ratio for 2009 reflects a more favorable result than the similar period in 2008 for commercial casualty and property lines of business.
     In the commercial lines segment for the third quarter of 2009, we had underwriting income of $698,000, a GAAP combined ratio of 97.7%, a GAAP loss and loss adjustment expense ratio of 61.7% and a GAAP underwriting expense ratio of 36.0%, compared to underwriting income of $741,000, a GAAP combined ratio of 97.6%, a GAAP loss and loss adjustment expense ratio of 59.9% and a GAAP underwriting expense ratio of 37.7% in the third quarter of 2008.
     In the fourth quarter of 2008, a new Business Owners Policy (“BOP”) for California risks was introduced. This product targets small to medium sized businesses, which have been shown to be somewhat less price sensitive than larger accounts. This product also helps to balance FPIC’s business between property and casualty exposures. Additionally, a new contracting product which specializes in covering artisan contractors was introduced in the California market in the first quarter of 2009. Artisan contractors primarily provide repair and maintenance services, and this segment tends to experience less severe market fluctuations in difficult economic times compared to the real estate construction industry. Within the first seven months of introduction, the new artisan product has generated approximately $3 million in written premiums, exceeding our goal for the period. It is expected that this same artisan contracting program will be introduced in Arizona, Nevada and Oregon within the next six months. During the second quarter of 2009, an Employment Practices Liability endorsement was introduced for package policies written in New Jersey and Pennsylvania. Also during the second quarter of 2009, an on-line rating system was introduced for agency rating and binding of policies under the artisan contractors program in New Jersey and Pennsylvania. In the third quarter of 2009, a new commercial garage program was introduced in the New Jersey and Pennsylvania territories, which targets auto service and repair facilities.

     Personal Lines segment

Nine Months Ended September 30,
2009 vs. 2008 Personal Lines (PL)	2009	2008	Change	% Change
	(Dollars in thousands)
PL Direct premiums written	$16,160	$16,667	$(507)	(3.0)%
PL Net premiums written	$14,531	$15,011	$(480)	(3.2)%
PL Net premiums earned	$14,604	$15,094	$(490)	(3.2)%

PL Loss/ LAE expense ratio (GAAP)	70.2%	67.3%	2.9%
PL Expense ratio (GAAP)	36.2%	37.6%	(1.4)%
PL Combined ratio (GAAP)	106.4%	104.9%	1.5%

Three Months Ended September 30,
2009 vs. 2008 Personal Lines (PL)	2009	2008	Change	% Change
	(Dollars in thousands)
PL Direct premiums written	$5,794	$5,924	$(130)	(2.2)%
PL Net premiums written	$5,285	$5,388	$(103)	(1.9)%
PL Net premiums earned	$4,944	$5,062	$(118)	(2.3)%

PL Loss/ LAE expense ratio (GAAP)	67.8%	62.8%	5.0%
PL Expense ratio (GAAP)	33.6%	36.9%	(3.3)%
PL Combined ratio (GAAP)	101.4%	99.7%	1.7%
     Personal lines direct premiums written declined $0.5 million, or 3.0%, to $16.2 million in the first nine months of 2009, as compared to $16.7 million in the first nine months of 2008. Our personal lines segment has been impacted by increased competition, as in our commercial lines business.
     Personal lines direct premiums written declined $0.1 million, or 2.2%, to $5.8 million in the third quarter of 2009, as compared to $5.9 million in the third quarter of 2008.
     In the personal lines segment for the first nine months of 2009, we had an underwriting loss of $927,000, a GAAP combined ratio of 106.4%, a GAAP loss and loss adjustment expense ratio of 70.2% and a GAAP underwriting expense ratio of 36.2%, compared to an underwriting loss of $736,000, a GAAP combined ratio of 104.9%, a GAAP loss and loss adjustment expense ratio of 67.3% and a GAAP underwriting expense ratio of 37.6% in the first nine months of 2008. Our personal lines loss ratio for the first nine months of 2009 reflects an elevated level of losses from severe winter weather as well as a slightly higher number of large fire losses.
     In the personal lines segment for the third quarter of 2009, we had an underwriting loss of $68,000, a GAAP combined ratio of 101.4%, a GAAP loss and loss adjustment expense ratio of 67.8% and a GAAP underwriting expense ratio of 33.6%, compared to an underwriting gain of $73,000, a GAAP combined ratio of 99.7%, a GAAP loss and loss adjustment expense ratio of 62.8% and a GAAP underwriting expense ratio of 36.9% in the third quarter of 2008.

     Underwriting Expenses and the Expense Ratio

Nine Months Ended September 30,
2009 vs. 2008 Expenses and Expense Ratio	2009	2008	Change	% Change
	(Dollars in thousands)
Amortization of Deferred Acquisition Costs	$29,002	$31,163	$(2,161)	(6.9)%
As a % of net premiums earned	27.6%	27.0%	0.6%
Other underwriting expenses	9,438	10,618	(1,180)	(11.1)%
Underwriting expenses	$38,440	$41,781	$(3,341)	(8.0)%
Underwriting expense ratio	36.6%	36.1%	0.5%
     Underwriting and other expenses decreased by $3.3 million, or 8.0%, to $38.4 million in the first nine months of 2009, as compared to $41.8 million in the first nine months of 2008, resulting in an underwriting expense ratio of 36.6%. The decrease in underwriting expenses primarily reflects the decrease in net premiums earned, as well as the Company’s ongoing expense reduction efforts. Underwriting expenses also reflect lower share-based compensation expense under SFAS 123R.
     The underwriting expense ratio for third quarter is 35.7%, down from 37.6% in the prior year, for the same reasons as noted above, and differs from the underwriting expense ratio for the nine month period due to normal seasonal and quarterly fluctuations in expenses.
     Federal income tax

Nine Months Ended September 30
2009 vs. 2008 Income Taxes	2009	2008	Change	% Change
	(Dollars in thousands)
Income before income taxes	$13,847	$10,068	$3,779	37.5%
Income taxes	3,652	2,463	1,189	48.3%
Net income	$10,195	$7,605	$2,590	34.1%
Effective tax rate	26.4%	24.5%
     Federal income tax expense was $3.7 million and $2.5 million for the first nine months of 2009 and 2008, respectively. The effective tax rate was 26.4% and 24.5% for the first nine months of 2009 and 2008, respectively.
     The increase in the 2009 effective tax rate from 24.5% in the prior year to 26.4% is driven by the absence in the current year of the large other than-temporary-impairment-losses on investments taken by the Company in 2008. As a consequence of these losses, tax-advantaged income (municipal bond interest and corporate dividends) represented a larger proportion of the pre-tax income in 2008, thus driving down the 2008 effective tax rate.
     The effective tax rate for the third quarter was slightly higher than for the nine month period, at 26.9%. The slightly higher quarterly effective tax rate results from minor variations in the mix of taxable and non-taxable income, as noted above.

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
     On April 16, 2008, the Holding Company was authorized by the Board of Directors to repurchase, at management’s discretion, up to 5% of its outstanding stock. Any such purchases will be funded by the Holding Company’s existing resources, dividends from subsidiaries, or the credit line, or any combination of these resources. As of September 30, 2009, the Holding Company had purchased, pursuant to the authority granted by the Board on April 16, 2008, a total of 123,300 shares of outstanding stock at an average cost of $15.89 per share, and is holding the stock as treasury stock. The Company has not purchased any of its shares since early in 2009, in order to conservatively position itself in a marketplace in which capital is not easily replaced.
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
     As part of the funding of the acquisition of FPIG, MIC entered into a loan agreement with MIG, by which it advanced to MIG on September 30, 2005, a loan of $10 million with a self-liquidating 20-year note and a fixed interest rate of 4.75%, repayable in 20 equal annual installments. MIG has no special limitations on its ability to take periodic dividends from its insurance subsidiaries except for normal dividend restrictions administered by the respective domiciliary state regulators as described above. The Group believes that the resources available to MIG will be adequate for it to meet its obligation under the note to MIC, the line of credit and its other expenses.
     MIG began paying quarterly dividends of $0.05 per common share in the second quarter of 2006. On April 16, 2008, MIG’s Board of Directors increased the quarterly dividend from $0.05 per share of common stock to $0.075 per share of common stock, effective with the payment of the June 27, 2008 dividend. The amount of dividends paid for the first nine months of 2009 and 2008 totaled $1.4 million and $1.2 million, respectively. The shareholder dividend was funded from the Group’s insurance companies, for which approval was sought and received (where necessary) from each of the insurance companies’ primary regulators.
     The Group maintains an Employee Stock Ownership Plan (ESOP), which purchased 626,111 shares from the Group at the time of the Conversion in return for a note bearing interest at 4% on the principal amount of $6,261,110. MIC makes annual contributions to the ESOP sufficient for it to make its required annual payment under the terms of the loan to the Holding Company. It is anticipated that approximately 10% of the original ESOP shares will be allocated annually to employee participants of the ESOP. An expense charge is booked ratably during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of the Group’s stock at the time the commitment to allocate the shares is accrued and recognized. The issuance of the shares to the ESOP was fully recognized in the additional paid-in capital account at Conversion, with a contra account entitled Unearned ESOP Shares established in the stockholders’ equity section of the balance sheet for the unallocated shares at an amount equal to their original per share purchase price. Shareholder dividends received on unallocated ESOP shares are used to pay down principal and interest owed on the loan to the Holding Company.

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
          The Group adopted a stock-based incentive plan at its 2004 annual meeting of shareholders. Pursuant to that plan, Mercer Insurance Group may issue a total of 876,555 shares, which amount increases automatically each year by 1% of the number of shares outstanding at the end of the preceding year. At September 30, 2009, the number of shares authorized under the plan has been increased under this provision to 1,206,091 shares. For the nine months ended September 30, 2009, the Group made no grants of restricted stock and stock options. In addition, there were no forfeitures of restricted stock and no options exercised during the first nine months of 2009. During 2009, ISOs on 10,000 shares of stock expired unexercised and were consequently forfeited.
     Total assets increased 4.5%, or $25.9 million, to $594.8 million at September 30, 2009, as compared to $569.0 million at December 31, 2008. The Group’s cash and cash equivalents had a net decrease of $5.3 million, or 14.4%, primarily due to moving these balances into invested assets in the investment portfolio. Premiums receivable increased $4.0 million, or 11.6%, primarily due to timing differences in the recording and collecting of premium. Reinsurance receivables decreased $6.0 million, or 7.0%, primarily due to a decrease in ceded loss and loss adjustment expense reserves. Prepaid reinsurance premiums decreased $1.3 million, or 17.9%, primarily due to a change in certain of the Group’s reinsurance contracts, whereby fewer unearned premium reserves are ceded. Property and equipment increased $4.0 million, or 25.0%, due primarily to construction of a new building in Rocklin, California, as well as capitalization of internally developed software costs. Other assets increased $4.1 million, or 90.7% primarily due to unsettled trades on securities as of September 30, 2009. Additionally, the deferred income tax asset decreased $5.6 million, or 57.4%, primarily due the change in deferred taxes on the unrealized gains on securities.
     Total liabilities increased 1.0%, or $4.3 million, to $436.0 million at September 30, 2009 as compared to $431.7 million at December 31, 2008. The change in total liabilities primarily resulted from an increase in losses and loss adjustment expense reserves of $4.8 million, or 1.6%, and other reinsurance balances of $2.0, or 17.3%, offset by a decrease in accounts payable and accrued expenses of $1.6 million, or 12.2% and a decrease in unearned premium reserves of $0.9 million, or 1.2%. The increase in loss and loss adjustment expense reserves reflects normal recurring claims activity within the Company’s expectations. Other reinsurance balances increased primarily due to additional ceded contingent commissions received in 2009. Accounts payable and accrued expenses declined principally due to payments for agents profit sharing, state premium taxes, Group salary bonuses and retirement funding and other payments normally made in the first quarter of each year. The decrease in unearned premiums reserves primarily reflected the timing of premium writings.
     Total stockholders’ equity increased $21.6 million or 15.7%, to $158.9 million at September 30, 2009 from $137.3 million at December 31, 2008, primarily due to net income of $10.2 million, stock compensation plan amortization of $0.3 million, ESOP shares committed to be allocated to participants of $0.7 million and changes in unrealized holding gains and losses on securities of $11.9 million, offset by stockholder dividends of $1.4 million and the purchase of treasury stock of $0.1 million.
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
OFF BALANCE SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS
     The Group was not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles at September 30, 2009 which would give rise to previously undisclosed market, credit or financing risk.
     The Group has no significant contractual obligations at September 30, 2009, other than its insurance obligations under its policies of insurance, trust preferred securities interest and principal, a line of credit obligation, its obligations in connection with the construction of a new building in Rocklin, California, and operating lease obligations. Projected cash disbursements pertaining to these obligations have not materially changed since December 31, 2008, and the Group expects to have the resources to pay these obligations as they come due.
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
          Credit Risk.
          The quality of our interest-bearing investments is generally good. Our fixed maturity securities at September 30, 2009, have an average rating of AA or better.
     Municipal Bond Holding Exposure.
     The overall credit quality, based on weighted average ratings of Standard & Poor’s (S&P), or Moody’s where S&P rating is unavailable, of the total market value of $147 million municipal fixed income portfolio is:
•	“AA+” including insurance enhancement

•	“AA” excluding insurance enhancement (using underlying ratings)
•	99% of the underlying ratings are “A-” or better

•	90% of the underlying ratings are “AA-” or better
     The municipal fixed income portfolio with insurance enhancement represents $98 million, or 67% of the total municipal fixed income portfolio.
•	The average credit quality with insurance enhancement is “AA”

•	The average credit quality of the underlying, excluding insurance enhancement, is “AA”

•	Each municipal fixed income investment is evaluated based on its underlying credit fundamentals, irrespective of credit enhancement provided by bond insurers
     The municipal fixed income portfolio without insurance enhancement represents $49 million, or 33% of the total municipal fixed income portfolio.
•	The average credit quality of those securities without enhancement is “AA+”
The following represents the Group’s municipal fixed income portfolio as of September 30, 2009:

	Average Credit	Market	% of Total Muni	Unrealized
	Rating	Value	Portfolio	Gain

Uninsured Securities	AA+	$48,750,999	33%	$2,613,307
Securities with Insurance Enhancement	AA	98,065,828	67%	5,857,733

Total		$146,816,827	100%	$8,471,040

The following represents the Group’s ratings on the municipal fixed income portfolio as of September 30, 2009:

							Total Municipal		Total Municipal
					Underlying Rating		Fixed Income		Fixed Income
			Insurance		of Insurance		Portfolio		Portfolio
	Uninsured		Enhanced		Enhanced		(with Insurance		(without Insurance
	Securities		Securities		Securities		Enhancement)		Enhancement)
	(1)		(2)		(3)		(1) + (2)		(1) + (3)
S&P or	Market	% of	Market	% of	Market	% of	Market	% of	Market	% of
equivalent ratings	Value	Total	Value	Total	Value	Total	Value	Total	Value	Total
AAA	$31,779,222	65%	$35,367,201	36%	$9,367,187	10%	$67,146,423	46%	$41,146,409	28%
AA+	2,657,473	5%	21,181,831	22%	27,668,959	28%	23,839,304	16%	30,326,432	21%
AA	11,411,001	23%	24,924,508	25%	30,832,875	31%	36,335,509	25%	42,243,876	29%
AA-	1,360,583	3%	11,700,642	12%	16,591,987	17%	13,061,225	9%	17,952,570	12%
A+			1,735,976	2%	3,449,562	3%	1,735,976	1%	3,449,562	2%
A	1,542,720	3%	2,074,550	2%	5,947,153	6%	3,617,270	2%	7,489,873	5%
A-					3,126,985	3%	—		3,126,985	2%
BBB-			1,081,120	1%	1,081,120	1%	1,081,120	1%	1,081,120	1%

Total	$48,750,999	100%	$98,065,828	100%	$98,065,828	99%	$146,816,827	100%	$146,816,827	100%

Average Rating	AA+		AA		AA		AA+		AA

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
     As of September 30, 2009, all of the Group’s municipal bonds carry an underlying rating of at least an A- or better by S&P or Moody’s, except $1 million of Puerto Rico Commonwealth bonds due in 2013. These bonds are rated Baa3/BBB-. The bonds were originally rated A3/A due to the insurance provided by the monoline insurer, FGIC. When FGIC was downgraded, the Puerto Rico municipal bonds were rated at their underlying or standalone rating of Baa3/BBB-, as FGIC was downgraded to Caa3/CC. Both agencies have subsequently withdrawn ratings of FGIC.
Section 3:
Structured Product Exposure.
     The Group’s structured product exposure includes commercial mortgage backed securities (CMBS), residential mortgage backed securities (MBS) and asset backed securities (ABS). The total book value, as of September 30, 2009, was $81.2 million and represented 23% of the total invested fixed income assets.
     CMBS positions totaled $4.1 million (book value), representing 5% of the total structured product holdings. All CMBS securities are rated Aaa/AAA by either Moody’s, S&P, or Fitch. In the third quarter of 2009, the Company reduced CMBS holdings by approximately 50%.
     MBS positions totaled $58.3 million (book value), representing 72% of the total structured product holdings. The MBS securities consist of both pass-through and collateralized mortgage obligation (CMO) structures. The pass-throughs are all agency sponsored securities and have a Aaa/AAA rating. Among the CMOs, a majority are agency sponsored and as a result, also have a Aaa/AAA rating. The non-agency backed securities represent 3% of the CMO holdings and 1% of total MBS holdings, two of the three of non-agency CMOs have a Aaa/AAA rating by Moody’s or S&P and one security is rated CCC by S&P and unrated by Moody’s.
     ABS holdings totaled $18.8 million (book value), representing 23% of the total structured product holdings. The ABS securities consist of a diversified blend of subsectors including, automobile loan and credit card receivables, equipment financing, home equity, rate reduction bonds, among other ABS. Outside of three holdings of home equity (sub-prime) and one split rated (Aa3/AAA) automobile trust, all other ABS securities are rated Aaa/AAA by Moody’s and S&P.
     The ABS home equity subsector totaled $0.51 million (book value) on September 30, 2009, representing 2.70% of the ABS holdings, 0.63% of the total structured product holdings, and 0.15% of total fixed income portfolio holdings. The subprime related exposure consists of three individual securities, of which two are insured by a monoline against default of principal and interest. However, since FGIC is no longer rated and AMBAC has been downgraded to Caa2/CC, the two insured securities are now rated according to the higher of the underlying collateral or the monoline rating. One bond is rated Ba3/BB while the other is rated Caa2/CCC. With regard to the remaining security without monoline insurance, it is rated A3/AA by Moody’s and S&P, respectively.
     There are two sectors where the Group has indirect exposure to subprime securities. These are the U.S. agency and investment grade corporate sectors. As of September 30, 2009, the Group held $10.2 million (book value) of agency debentures, consisting predominately of Fannie Mae, Federal Home Loan Bank, Freddie Mac, and Federal Farm Credit Bank securities.
     The second sector of the market in which the Group has indirect exposure to subprime securities is the investment grade corporate market. As of September 30, 2009, the Group’s portfolio held $113.9 million (book value) of corporate bonds inclusive of FDIC-insured debt issued under the Temporary Liquidity Guarantee Program (TLGP). Among the corporate credit exposure, $22.5 million or 19.7% of the holdings, were non-insured financial issues. While the outlook of the banking, brokerage, finance, insurance and REIT sectors of the investment grade corporate market has improved, challenges and uncertainty remain. Although some issuers, particularly banks, will continue to closely monitor and potentially increase loss reserve levels, it is expected that these issuers will continue to pay principal and interest in accordance with original terms.

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
     Under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2009. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2009. There were no changes in our internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — OTHER INFORMATION

Item 1.	Legal Proceedings.
     None

Item 1A.	Risk Factors.
     No material changes from risk factors previously disclosed in the registrant’s Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

			Total Number of Shares Purchased as	Maximum Number of Shares That
	Total Number of	Average Price	Part of Publicly Announced Plans or	May Yet Be Purchased Under
Period	Shares Purchased	Paid per Share	Programs (Note 1)	The Plans or Programs (Note 1)
July 1-31, 2009	0	N/A	0	205,176
August 1-31, 2009	0	N/A	0	205,176
September 1- 30, 2009	0	N/A	0	205,176
Total	0	N/A	0	205,176
Note 1 — On April 16, 2008, the Group’s Board of Directors authorized the repurchase of up to 5% of outstanding common shares of the Group. The repurchased shares will be held as treasury shares available for issuance in connection with Mercer Insurance Group’s 2004 Stock Incentive Plan.

Item 3.	Defaults Upon Senior Securities

NoneItem 4. Submission of Matters to a Vote of Security Holders
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

MERCER INSURANCE GROUP, INC. (Registrant)
Dated: November 9, 2009	By:	/s/ Andrew R. Speaker
Andrew R. Speaker,
President and Chief Executive Officer

Dated: November 9, 2009	By:	/s/ David B. Merclean
David B. Merclean,
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)