Form 10-K
period 2009-12-31
MERCER INSURANCE GROUP INC
filed 2010-03-16
CIK 1050690

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2009
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

    If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes ☐         No ☑

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.    Yes ☐         No ☐

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
      Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑

    The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of the last business day of the Registrant’s most recently completed second fiscal quarter was: $102,436,895.
    Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of March 1, 2010. Common Stock, no par value: 6,442,257.

Documents Incorporated by Reference

    Portions of the definitive Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

FORM 10-K

For the Year Ended December 31, 2009

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

Mercer Insurance Group, Inc. and subsidiaries (collectively, the “Group”) includes Mercer Insurance Company (MIC), its subsidiaries Mercer Insurance Company of New Jersey, Inc., Franklin Insurance Company (FIC), and BICUS Services Corporation (BICUS), Financial Pacific Insurance Group, Inc. (FPIG) and its subsidiaries, Financial Pacific Insurance Company (FPIC) and Financial Pacific Insurance Agency (FPIA), which is currently inactive.  FPIG also holds an interest in three statutory business trusts that were formed for the purpose of issuing Floating Rate Capital Securities.

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

All insurance companies in the Group have been assigned a group rating of “A” (Excellent) by A.M. Best.  The Group has been assigned that rating for the past 9 years.  An “A” rating is the third highest rating of A.M. Best’s 16 possible rating categories. At its last review, A.M. Best affirmed the “A” rating with a negative outlook.

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

We manage our business and report our operating results in three operating segments:  commercial lines insurance, personal lines insurance and the investment function.  Assets are not allocated to segments and are reviewed in the aggregate for decision-making purposes.  Our commercial lines insurance business consists primarily of multi-peril, general liability, commercial auto, surety and related insurance coverages.  Our personal lines insurance business consists primarily of homeowners (in New Jersey and Pennsylvania) and private passenger automobile (in Pennsylvania only) insurance coverages.  The Group markets its products through a network of approximately 560 independent agents, of which approximately 290 are located in New Jersey and Pennsylvania, 220 in California, and the balance in Arizona, Nevada and Oregon.

OUR INSURANCE COMPANIES

Mercer Insurance Company

MIC is a stock Pennsylvania insurance company originally incorporated under a special act of the legislature of the State of New Jersey in 1844 as a mutual insurance company. On October 16, 1997, it filed Articles of Domestication with Pennsylvania which changed its state of domicile from New Jersey to Pennsylvania, and then subsequently changed its name to Mercer Insurance Company after the Conversion in 2003. MIC owns all of the issued and outstanding capital stock of both MICNJ and FIC.

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

Mercer Insurance Company of New Jersey, Inc.

MICNJ is a stock property and casualty insurance company that was incorporated in 1981. It writes the same lines of business as MIC, with its book of business entirely located in New Jersey. MICNJ is subject to examination and comprehensive regulation by the New Jersey Department of Banking and Insurance. See “Business — Regulation.”

Franklin Insurance Company

FIC is a stock property and casualty insurance company that was incorporated in 1997. MIC acquired 49% of FIC in 2001, with the remaining 51% acquired as part of the Conversion transaction in 2003. FIC currently offers private passenger automobile and homeowners insurance to individuals located in Pennsylvania.  FIC is subject to examination and comprehensive regulation by the Pennsylvania Insurance Department. See “Business - Regulation.”

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

Increase our commercial writings

In recent years, and including the FPIG acquisition, the Group has taken steps to increase commercial premium volume, and we will continue our focus on this goal, despite the decline in writings in this sector caused by the weak economy. Growth in commercial lines reduces our personal lines exposure as a percentage of our overall exposure, which reduces the relative adverse impact that weather-related property losses can have on us. Increased commercial lines business also benefits us because we have greater flexibility in establishing rates for these lines.

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

For selected commercial lines products, we have developed technology that will allow our agents to rate and bind transactions via an internet-based rating system.  Based on the success of this technology, our goal is to expand the process to other products.  We launched this process in late 2008 in California and launched a similar process for New Jersey and Pennsylvania agents in January, 2009.  During 2009, we added on-line rating capability for more lines of business in each of these states. We are also continually working to improve the systems and processes to make it easier for our agents to write and service business they place with us. We believe we will increase our commercial lines writings by expanding the use of internet-based processing in the future.

We began writing our business owners policy in the California territory in the fourth quarter of 2008.  This product targets small to medium sized businesses which we believe are  somewhat less price sensitive than larger accounts. This product will also help to balance FPIC’s business between property and casualty exposures. Additionally, a new contracting product which specializes in covering artisan contractors was introduced in Arizona and California in 2009, and is being developed for Nevada and Oregon for introduction in 2010. Artisan contractors primarily provide repair and maintenance services, and this segment tends to experience less severe market fluctuations compared to the real estate construction industry.

Both the California business owners and western states artisan products are transacted using an internet-based rating process where agents will be able to rate and bind these products, subject to pre-programmed underwriting criteria.

Diversify our business geographically

As of December 31, 2009, 2008 and 2007 our direct written premiums were distributed as follows:

	Years Ended December 31,			% of Total
	2009	2008	2007	2009	2008	2007
	(In thousands)
California	$78,935	89,629	100,202	51.6%	54.3%	54.7%
New Jersey	45,293	47,000	48,750	29.6%	28.4%	26.7%
Pennsylvania	14,277	13,332	13,259	9.3%	8.1%	7.2%
Nevada	8,397	8,494	11,670	5.5%	5.1%	6.4%
Arizona	4,247	4,711	6,134	2.8%	2.8%	3.4%
Oregon	1,707	1,995	2,758	1.1%	1.2%	1.5%
Other States	189	216	134	0.1%	0.1%	0.1%
Total	$153,045	165,377	182,907	100.0%	100.0%	100.0%

We hold twenty two state licenses, and we are currently focused on doing business in primarily six of these states. In addition, we write business in New York, where our activity is currently limited to supporting accounts located in adjacent states.  These state licenses provide additional opportunity for future growth when market opportunities dictate utilization of those licenses.  If market opportunities indicate desirable growth is available through the acquisition of additional state licenses, we will pursue licenses in new states.

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

Reduce our reliance on reinsurance

We strive to minimize our reliance on reinsurance by maintaining a focus on appropriate levels of retention of the business written by our insurance companies on individual property and casualty risks.  Our capital is best utilized by retaining as much profitable business as practical.  We continually evaluate our reinsurance program to reduce the cost and achieve the optimal balance between cost and protection.

We determine the appropriate level of reinsurance based on a number of factors, which include:

•      the amount of capital the Group is prepared to dedicate to support its underwriting activities;

•      our evaluation of our ability to absorb multiple losses; and

•      the terms and limits that we can obtain from our reinsurers.

A decrease in the use of reinsurance would result in a decrease in ceded premiums and a corresponding increase in net premium revenue, but would also potentially increase our losses from claims that would previously have been reinsured. See “Business – Reinsurance” for a description of our reinsurance program.

COMMERCIAL LINES PRODUCTS

The following table sets forth the direct premiums written, net premiums earned, net loss ratios, expense ratios and combined ratios of our commercial lines products on a consolidated basis for the periods indicated.

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Direct Premiums Written:
Commercial multi-peril	$93,490	$103,864	$116,622
Commercial automobile	26,311	25,779	28,232
Other liability	2,223	2,408	4,251
Workers’ compensation	5,455	5,833	4,959
Surety	3,337	4,711	4,987
Fire, allied, inland marine	698	685	979
Total	$131,514	$143,280	$160,030
Net Premiums Earned:
Commercial multi-peril	$85,394	$95,481	$90,088
Commercial automobile	24,873	25,913	22,551
Other liability	1,722	1,247	2,387
Workers’ compensation	5,632	5,828	5,501
Surety	3,028	3,651	4,428
Fire, allied, inland marine	222	305	472
Total	$120,871	$132,425	$125,427
Net Loss Ratios:
Commercial multi-peril	62.2%	61.8%	55.6%
Commercial automobile	51.4	60.6	61.2
Other liability	(19.3)	34.7	315.3
Workers’ compensation	71.3	48.0	51.4
Surety	93.3	73.9	41.5
Fire, allied, inland marine	65.7	176.7	46.9
Total	60.0%	61.3%	60.8%
Expense Ratio:
Commercial multi-peril	37.0%	35.5%	34.2%
Commercial automobile	35.6	34.2	38.5
Other liability	32.0	56.8	36.1
Workers’ compensation	30.1	28.4	19.8
Surety	36.6	44.2	34.4
Fire, allied, inland marine	68.3	65.8	46.7
Total	36.4%	35.5%	34.4%
Combined Ratios(1):
Commercial multi-peril	99.2%	97.3%	89.8%
Commercial automobile	87.0	94.8	99.7
Other liability	12.7	91.5	351.4
Workers’ compensation	101.4	76.4	71.2
Surety	129.9	118.1	75.9
Fire, allied, inland marine	134.0	242.5	93.6
Total	96.4%	96.8%	95.2%
____________________________
(1)	A combined ratio over 100% means that an insurer’s underwriting operations are not profitable.

Commercial Multi-Peril

We write a number of multi-peril policies providing property and liability coverage.  Various risk classes are written on this policy.

We offer a business owners policy in Pennsylvania and New Jersey that provides property and liability coverages to small businesses. We introduced this product in our California territory in the fourth quarter of 2008. This product is marketed to several distinct groups: (i) apartment building owners; (ii) condominium associations; (iii) business owners who lease their buildings to tenants; (iv) mercantile business owners, such as florists, delicatessens, and beauty parlors; and (v) offices with owner and tenant occupancies. In March 2009, we introduced a specialized product designed for smaller service and repair contractors in California. All of our business owners and small artisan contracting products can be rated by our agents using an internet-based platform. We also introduced in 2009 a garage program in Pennsylvania and New Jersey.

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

A custom underwritten commercial multi-peril package policy is written in the western states for select contracting classes, as well as small to medium-sized businesses within specified niche markets.  This product is focused on commercial accounts primarily in non-urban areas that do not easily fit within a generic business owner policy.  The target markets for this product include apartments, artisan and construction contractors, farm labor operations, service contractors, and mercantile (including restaurants) as well as various other risk types.  We introduced a new specialized product for artisan contractors in Arizona and California in 2009, and plan to launch that product in Oregon and Nevada in early 2010.

Commercial Automobile

This product is designed to cover primarily trucks used in business, as well as company-owned private passenger type vehicles. Other specialty classes such as church vans, funeral director vehicles and farm labor buses can also be covered. The policy is marketed as a companion offering to our business owners, commercial multi-peril, religious institution, commercial property, general liability policies or artisan contracting policies.

We also write heavy and extra heavy trucks through our refuse hauler, aggregate hauler and ready-mix programs offered principally in the western states and in Pennsylvania.

In 2009, we updated our California rates to be more competitive for risks with up to four power units. In early 2010 we introduced an internet-based rating system to enable our agents to quote smaller risks on-line.

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

Workers’ Compensation

We typically write workers’ compensation policies in conjunction with an otherwise eligible business owners, commercial multi-peril, religious institution, commercial property or general liability policy. As of December 31, 2009, most of our workers’ compensation insureds have other policies with us.  Workers’ compensation is written principally in New Jersey and Pennsylvania, with availability in New York on a limited basis.

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

PERSONAL LINES PRODUCTS

The following table sets forth the direct premiums written, net premiums earned, net loss ratios, expense ratios and combined ratios of our personal lines products on a consolidated basis for the periods indicated. [Missing Graphic Reference]

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Direct Premiums Written:
Homeowners	$14,125	$14,339	$14,675
Personal automobile	4,954	5,343	5,822
Fire, allied, inland marine	2,062	2,015	1,967
Other liability	361	371	380
Workers’ compensation	29	29	33
Total	$21,531	$22,097	$22,877
Net Premiums Earned:
Homeowners	$12,216	$12,503	$13,005
Personal automobile	4,896	5,320	5,797
Fire, allied, inland marine	2,040	1,927	2,049
Other liability	363	375	369
Workers’ compensation	27	27	28
Total	$19,542	$20,152	$21,248
Net Loss Ratios:
Homeowners	74.9%	78.3%	73.8%
Personal automobile	79.5	70.8	69.2
Fire, allied, inland marine	17.9	8.5	44.1
Other liability	21.0	69.7	101.5
Workers’ compensation	243.5	28.3	16.8
Total	69.4%	69.5%	70.1%
Expense Ratio:
Homeowners	37.9%	39.9%	27.7%
Personal automobile	28.6	29.9	34.1
Fire, allied, inland marine	40.0	45.8	22.9
Other liability	23.8	30.9	18.1
Workers’ compensation	27.2	24.6	10.6
Total	35.5%	37.6%	28.8%
Combined Ratios(1):
Homeowners	112.8%	118.2%	101.5%
Personal automobile	108.1	100.7	103.3
Fire, allied, inland marine	57.9	54.3	67.0
Other liability	44.8	100.6	119.6
Workers’ compensation	270.7	52.9	27.4
Total	104.9%	107.1%	98.9%
____________________
(1)	A combined ratio over 100% means that an insurer’s underwriting operations are not profitable.

Homeowners

Our homeowners policy is a multi-peril policy providing property and liability coverages and optional inland marine coverage. The homeowners policy is sold to provide coverage for an insured’s residence. We market both a standard and a preferred homeowner product. The preferred product is offered at a discount to our standard rates to our customers who have a lower risk of loss. This product is sold only in New Jersey and Pennsylvania. During 2009 we introduced a new on-line system for Homeowners policies. It enables agents to quote, bind and service Homeowners policies in New Jersey and Pennsylvania.

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

Combination Dwelling Policy

Our combination dwelling product is a flexible, multi-line package of insurance coverages. It is targeted to be written on an owner or tenant occupied dwelling of no more than two families. The dwelling policy combines property and liability insurances but also may be written on a monoline basis. The property portion is considered a fire, allied lines and inland marine policy, and the liability portion is considered an other liability policy.  This product is available in both New Jersey and Pennsylvania. We plan to introduce on-line rating and service capabilities for CDP in 2010.

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

MARKETING

We market our insurance products exclusively through independent producers, with the exception of a relatively small amount of business within our surety book of business marketed online and by direct mail. All of these producers represent multiple carriers and are established businesses in the communities in which they operate. They generally market and write the full range of our insurance companies’ products. We consider our relationships with our producers to be positive.  For the years ending December 31, 2009, 2008 and 2007, there were no agents in the Group that individually produced greater than 5% of the Group’s direct written premiums.

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

Our insurance companies manage their producers through periodic business reviews (with underwriter and marketing participation) and establishment of benchmarks and goals for premium volume and profitability. Our insurance companies in recent years have terminated a number of underperforming producers.

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

We have recently introduced, for selected products, an automated process for acceptance and rejection of small accounts through an internet-based rating system.  Based on the success of this process, we intend to expand it to other products in the future.  Though there will be less direct underwriter involvement, we are confident that underwriting standards will continue to be maintained as risks will continue to be subject to our standardized underwriting verification processes, including physical inspections.

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

In 2009, we virtualized our database and applications servers. This will reduce future cost relating to expansion of our server farm and increase our flexibility for providing computing power where needed.

INTERCOMPANY AGREEMENTS

Our insurance companies are parties to a Reinsurance Pooling Agreement (the “Pool”). Under this agreement, all premiums, losses and underwriting expenses of our insurance companies are combined and subsequently shared based on each individual company’s statutory surplus from the most recently filed statutory annual statement. The Pool has no impact on our consolidated results.

The Group’s insurance subsidiaries are parties to a Services Allocation Agreement. Pursuant to this agreement, any and all employees of the Group are employees of BICUS, a wholly owned subsidiary of MIC.  BICUS has agreed to perform all necessary functions and services required by the subsidiaries of the Group in conducting their respective operations. In turn, the subsidiaries of the Group have agreed to reimburse BICUS for its costs and expenses incurred in rendering such functions and services in an amount determined by the parties.  The Services Allocation Agreement has no impact on our consolidated results.

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

In light of such uncertainties, the Group also relies on policy language, developed by the Group and by others, to exclude or limit coverage where coverage is not intended. If such language is held by a court to be invalid or unenforceable, it could materially adversely affect the Group’s results of operations and financial position. The possibility of expansion of an insurer’s liability, either through new concepts of liability or through a court’s refusal to accept restrictive policy language, contributes to the inherent uncertainty of reserving for claims.

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

We maintain bulk and IBNR reserves (usually referred to as “IBNR reserves”) to provide for claims already incurred that have not yet been reported (and which often may not yet be known to the insured) and for future developments on reported claims. The IBNR reserve is determined by estimating our insurance companies’ ultimate net liability for both reported and incurred but not reported claims and then subtracting both the case reserves and payments made to date for reported claims; as such, the “IBNR reserves” represent the difference between the estimated ultimate cost of all claims that have occurred or will occur and the reported losses and loss adjustment expenses. Reported losses include cumulative paid losses and loss adjustment expenses plus aggregate case reserves. A large proportion of our gross and net loss reserves, particularly for long tail liability classes, are reserves for IBNR losses. Approximately 79% and 76% of our aggregate loss reserves at December 31, 2009 and 2008, respectively, were bulk and IBNR reserves.

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

The charts below display the Company’s case and IBNR reserves by line of business as of December 31, 2009 and 2008:

As of December 31, 2009
	Case Loss Reserves	Case LAE Reserves	Total Case Reserves	IBNR Reserves (including LAE)	Reinsurance Recoverable on Unpaid Losses and Loss Expenses	Net Reserves
	(In thousands)
Homeowners	$3,658	-	3,658	2,919	330	6,247
Workers’ compensation	4,519	-	4,519	4,292	428	8,383
Commercial multi-peril	36,466	6,584	43,050	202,311	65,609	179,752
Other liability	2,544	-	2,544	2,593	166	4,971
Other lines	81	-	81	172	106	147
Commercial auto liability	8,179	220	8,399	23,508	10,357	21,550
Commercial auto physical damage	276	11	287	2,220	785	1,722
Products liability	15	-	15	120	-	135
Personal auto liability	1,004	-	1,004	836	-	1,840
Personal auto physical damage	262	-	262	(239)	(20)	43
Surety	1,824	216	2,040	6,757	2,563	6,234
Total Loss & LAE Reserves	$58,828	7,031	65,859	245,489	80,324	231,024

As of December 31, 2008
	Case Loss Reserves	Case LAE Reserves	Total Case Reserves	IBNR Reserves (including LAE)	Reinsurance Recoverable on Unpaid Losses and Loss Expenses	Net Reserves
	(In thousands)
Homeowners	$4,894	-	4,894	2,491	673	6,712
Workers’ compensation	3,864	-	3,864	4,321	602	7,583
Commercial multi-peril	32,501	5,737	38,238	186,205	61,450	162,993
Other liability	4,185	-	4,185	4,793	86	8,892
Other lines	60	-	60	269	104	225
Commercial auto liability	14,990	391	15,381	24,227	17,959	21,649
Commercial auto physical damage	355	17	372	2,293	860	1,805
Products liability	30	-	30	18	197	(149)
Personal auto liability	800	-	800	695	33	1,462
Personal auto physical damage	279	-	279	(21)	(20)	278
Surety	3,536	464	4,000	6,606	4,094	6,512
Total Loss & LAE Reserves	$65,494	6,609	72,103	231,897	86,038	217,962

The following table shows the development of our consolidated reserves for unpaid losses and LAE from 1999 through 2009 as determined under U.S. generally accepted accounting principles (GAAP). The top line of each table shows the liabilities, net of reinsurance, at the balance sheet date, including losses incurred but not yet reported. The upper portion of each table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The lower portion of each table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates change as additional information becomes known about the frequency and severity of claims for individual years. A redundancy exists when the re-estimated liability at each December 31 is less than the prior liability estimate. A deficiency exists when the re-estimated liability at each December 31 is greater than the prior liability estimate. The “cumulative redundancy (deficiency)” depicted in the tables, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

Amounts shown in the 2005 column of the table include both 2005 and prior to 2005 accident year development for FPIC, which was acquired on October 1, 2005, and accounted for as a purchase business combination.

	Year Ended December 31,
	1999	2000	2001	2002	2003	2004
	(In thousands)

Liability for unpaid losses and LAE net of reinsurance recoverable	$23,643	$24,091	$25,634	$27,198	$32,225	$32,965
Cumulative amount of liability paid through:
One year later	5,842	5,726	7,376	8,840	12,772	14,580
Two years later	8,627	9,428	11,850	15,442	20,624	23,011
Three years later	11,237	12,142	15,610	19,947	26,610	29,177
Four years later	12,726	14,139	18,493	23,126	29,309	33,369
Five years later	13,613	15,750	20,123	24,156	30,939	35,811
Six years later	14,865	16,628	20,726	24,910	32,493
Seven years later	15,702	17,210	21,187	25,997
Eight years later	16,254	17,493	21,344
Nine years later	16,388	17,586
Ten years later	16,449
Liability estimated as of:
One year later	19,689	20,810	23,490	26,601	31,339	32,427
Two years later	18,506	19,539	22,084	26,924	32,392	35,323
Three years later	17,484	17,745	22,522	26,681	32,763	37,330
Four years later	16,167	18,050	22,047	26,507	33,228	38,333
Five years later	16,200	17,751	21,817	26,458	34,312	38,930
Six years later	16,604	17,934	22,014	26,952	34,770
Seven years later	16,791	18,153	22,169	27,177
Eight years later	16,919	18,210	22,243
Nine years later	16,987	18,348
Ten years later	17,153
Cumulative total redundancy (deficiency), net	$6,490	$5,743	$3,391	$21	$(2,545)	$(5,965)
Gross liability - end of year	29,471	28,766	31,059	31,348	37,261	36,028
Reinsurance recoverable - end of year	5,828	4,676	5,425	4,150	5,036	3,063
Net liability - end of year	$23,643	$24,090	$25,634	$27,198	$32,225	$32,965
Gross re-estimated liability - latest	21,865	22,538	27,054	31,839	40,637	45,259
Re-estimated reinsurance recoverable - latest	4,712	4,190	4,811	4,662	5,867	6,329
Net re-estimated liability - latest	$17,153	$18,348	$22,243	$27,177	$34,770	$38,930
Cumulative total redundancy (deficiency), gross	$7,606	$6,228	$4,005	$(491)	$(3,376)	$(9,231)

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(In thousands)

Liability for unpaid losses and LAE net of reinsurance recoverable	$132,935	$164,522	$192,017	$217,962	$231,024
Cumulative amount of liability paid through:
One year later	32,826	41,102	44,752	47,752	-
Two years later	62,178	73,491	78,980
Three years later	87,618	100,541
Four years later	109,711
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Ten years later
Liability estimated as of:
One year later	141,357	172,693	198,148	218,058	-
Two years later	151,741	182,603	201,704
Three years later	164,537	188,847
Four years later	171,054
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Ten years later
Cumulative total redundancy (deficiency), net	$(38,119)	$(24,325)	$(9,687)	$(96)	$-
Gross liability - end of year	211,679	250,455	274,399	304,000	311,348
Reinsurance recoverable - end of year	78,744	85,933	82,382	86,038	80,324
Net liability - end of year	$132,935	$164,522	$192,017	$217,962	$231,024
Gross re-estimated liability - latest	256,323	273,110	279,580	297,994
Re-estimated reinsurance recoverable - latest	85,269	84,263	77,876	79,936
Net re-estimated liability - latest	$171,054	$188,847	$201,704	$218,058
Cumulative total redundancy (deficiency), gross	$(44,644)	$(22,655)	$(5,181)	$6,006

Changes in Reinsurance

In each of the years ended December 31, 2009, 2008 and 2007, reinsurance retentions were increased. An increase in retention means that the Company retains responsibility for losses and loss adjustment expenses to a higher initial threshold before which reinsurance attaches and becomes responsible for the amount of a claim exceeding the threshold, subject to the terms of the reinsurance agreement. The impact of such an increase in retention is generally to cause the net liability for losses and loss adjustment expenses to increase, since fewer losses are ceded to reinsurers, although the direct liability for losses and loss adjustment expenses will be unchanged by a change in retention. This increase in retention will result in a decline over time in the amount of the difference between the Net Liability and Gross Liability totals in the ten-year chart above.

For further information about the Company’s reinsurance program and retentions, please see the “Reinsurance” heading in this ITEM 1. “Business” section.

Prior Year Development

As a result of changes in estimates for losses on insured events occurring in prior years, the liability for losses and loss adjustment expenses increased by $0.1 million, $6.1 million and $8.1 million in 2009, 2008 and 2007, respectively.

The following table presents, by line of business, the change in the liability for unpaid losses and loss adjustment expenses incurred in the years ended December 31, 2009, 2008 and 2007, for insured events of prior years.

Prior year favorable (unfavorable) development, by line of business, reported in:
	Year Ended December 31,
	2009	2008	2007
	(In Thousands)

Commercial multi-peril	$(5,331)	$(9,220)	$(5,911)
Commercial automobile	4,221	3,041	2,504
Other liability	1,310	869	(4,388)
Workers' compensation	9	413	787
Homeowners	559	(1,093)	(1,220)
Personal automobile	(214)	(98)	(101)
Other lines	(650)	(43)	158

Net unfavorable prior year development	$(96)	$(6,131)	$(8,171)

We evaluate our estimated ultimate liability by line of business on a quarterly basis. The establishment of loss and loss adjustment expense reserves is an inherently uncertain process, and reserve uncertainty stems from a variety of sources. Court decisions, regulatory changes and economic conditions, among other factors, can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Similarly, actual experience, including the number of claims and the severity of claims, to the extent it varies from data previously used or projected, will be used to update the projected ultimate liability for losses, by accident year and line of business. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such changes are made. A discussion of factors contributing to an (increase) decrease in the liability for unpaid losses and loss adjustment expenses (as shown in the chart immediately above) for the Group’s major lines, representing 92% of net loss and loss adjustment reserves at December 31, 2009, follows:

Commercial multi-peril

With $179.8 million, $163.0 million, and $140.0 million of recorded reserves, net of reinsurance, at December 31, 2009, 2008 and 2007, respectively, commercial multi-peril is the line of business that carries the largest net loss and loss adjustment expense reserves, representing 78%, 75%, and 73%, respectively, of the Group’s total carried net loss and loss adjustment expense reserves at December 31, 2009, 2008, and 2007.

The commercial multi-peril line of business experienced adverse prior year development of $5.3 million in 2009, $9.2 million in 2008, and $5.9 million in 2007. The majority of this development relates to the west coast contractor liability book of business. Contractor liability claims, particularly construction defect claims, are long-tailed in nature and develop over a period of up to twelve years.

The adverse development in 2009, 2008 and 2007 was driven by higher than expected reported construction defect claim activity, particularly on the 1998 through 2002 accident years. The adverse development in 2009, 2008 and 2007 includes $0.3 million, ($0.4) million, and $0.7 million, respectively, in reserve increases (decreases) related to accident years 1997 and prior which are pre-Montrose claims (see discussion of Montrose under the heading of Description of Ultimate Loss Estimation Methods in the Critical Accounting Policies section of ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations).

The adverse development in 2009, 2008 and 2007 also includes ($0.8) million, $1.9 million, and $0.5 million, respectively, in post-commutation reserve (decreases) increases for losses formerly subject to reinsurance treaties.

In 2009, there was $2.0 million in favorable development on accident year 2008 due to lower than expected loss emergence, primarily on west coast commercial multi-peril property which was offset in part by $1.7 million in higher than expected reserve development on the 2007 accident year, primarily on east coast commercial multi-peril liability.  In 2008 there was $3.5 million in favorable development on west coast commercial multi-peril liability accident years 2003 through 2005, due to lower than expected loss emergence. In 2007 there was no development on the 2003 through 2005 accident years. The favorable development in 2008 was driven by a decrease in claim frequency for accident years 2003 through 2005 which reflects the impact of both rate increases and changes in underwriting.

The variances from previous expectations in the loss activity described above were taken into account in evaluating the ultimate liability for losses and loss adjustment expenses.

Commercial automobile

With $23.3 million, $23.5 million, and $18.3 million of recorded reserves, net of reinsurance, at December 31, 2009, 2008, and 2007, respectively, commercial automobile is the Group’s second largest reserved line of business, representing 10%, 11%, and 10%, respectively, of the Group’s total carried net loss and loss adjustment expense reserves at December 31, 2009, 2008, and 2007.

The commercial automobile line of business experienced favorable prior year development of $4.2 million in 2009, $3.0 million in 2008, and $2.5 million in 2007.

The favorable development on the commercial automobile line of business reflects a reduction in claims frequency for the recent accident years and a lower than expected emergence of losses, particularly on the Group’s heavy truck programs like Ready Mix and Aggregate Haulers.  Additionally, in 2009, the favorable development on the 2007 accident year was impacted by better than expected case reserve development.

The variances from previous expectations in the loss activity described above were taken into account in evaluating the ultimate liability for losses and loss adjustment expenses.

Workers compensation

With $8.4 million, $7.6 million, and $7.6 million of recorded reserves, net of reinsurance, at December 31, 2009, 2008, and 2007, respectively, workers compensation represents 4%, 3%, and 4%, respectively, of the Group’s total carried net loss and loss adjustment expense reserves at December 31, 2009, 2008 and 2007. A portion of this business is assumed from the National Involuntary Pool managed by the National Council on Compensation Insurance (NCCI).

Workers compensation reserves developed favorably in 2009 by $0.0 million, in 2008 by $0.4 million, and in 2007 by $0.8 million, respectively.

Workers compensation losses are impacted heavily by medical cost increases which have been significant recently.

The variances from previous expectations in the loss activity described above were taken into account in evaluating the ultimate liability for losses and loss adjustment expenses.

All Other lines

The remaining lines of business collectively contributed approximately $1.0 million in favorable development and adverse development of $0.4 million and $5.6 million for the years ended December 31, 2009, 2008, and 2007, respectively.  These lines did not individually reflect any significant trends related to prior year development, in 2009 or 2008.  The adverse development in 2007 was mainly on the Other Liability line of business and related to an unexpected increase in litigation activity.  At December 31, 2009, Other Liability recorded reserves, net of reinsurance, totaled $5.0 million or 2% of net loss and loss adjustment reserves (as compared to $12.4 million or 6% of net loss and loss adjustment reserves at December 31, 2008).

Reconciliation Table for Loss and Loss Adjustment Expenses

The following table provides a reconciliation of beginning and ending consolidated loss and LAE reserve balances of the Group for the years ended December 31, 2009, 2008 and 2007, prepared in accordance with U.S. generally accepted accounting principles.

Reconciliation of Reserve for Losses and Loss Adjustment Expenses

	2009	2008	2007
	(In thousands)
Reserves for losses and loss adjustment expenses at the beginning of period	$304,000	$274,399	$250,455
Less: Reinsurance recoverable on unpaid losses and loss expenses	(86,038)	(82,382)	(85,933)
Net reserves for losses and loss adjustment expenses at beginning of period	217,962	192,017	164,522
Add: Provision for losses and loss adjustment expenses for claims occurring in:
Current year	86,046	89,088	83,015
Prior years	96	6,131	8,171
Total incurred	86,142	95,219	91,186
Less: Loss and loss adjustment expense payments for claims occurring in:
Current year	25,328	24,521	22,589
Prior years	47,752	44,753	41,102
Total paid	73,080	69,274	63,691
Net balance, December 31	231,024	217,962	192,017
Plus reinsurance recoverable on unpaid losses and loss expenses at end of period	80,324	86,038	82,382
Reserves for losses and loss adjustment expenses at end of period	$311,348	$304,000	$274,399

Potential Impact on Reserves due to Changes in Key Assumptions

The following table presents, by line of business, the (increase) decrease in the liability for unpaid losses and loss adjustment expenses attributable to insured events of prior years incurred in the year ended December 31, 2009.

Prior Year development in 2009:

		Loss events of indicated prior years
	Total	2008	2007	2006	2005 and Prior
	(In Thousands)

Commercial multi-peril	$(5,331)	$1,972	$(1,721)	$(187)	$(5,395)
Commercial automobile	4,221	1,155	3,015	183	(132)
Other liability	1,310	1,001	332	(194)	171
Workers' compensation	9	(533)	675	225	(358)
Homeowners	559	379	117	(73)	136
Personal automobile	(214)	56	(192)	36	(114)
Other lines	(650)	(573)	460	283	(820)

Net 2009 (unfavorable) favorable
prior year development	$(96)	$3,457	$2,686	$273	$(6,512)

The Group has concluded that in its judgment the range of reasonable estimates of loss and loss expense reserves, on a net basis, is likely to range from $195.4 million to $241.6 million as of December 31, 2009. Similarly, the Group concluded that in its judgment the range of reasonable estimates of loss and loss expense reserves, on a net basis, ranged from $169.2 million to $227.9 million as of December 31, 2008. The Group’s net loss and loss adjustment expense reserves are carried at $231.0 million as of December 31, 2009, and $218.0 million as of December 31, 2008, toward the upper ends of the ranges for the respective years. We have not performed stochastic modeling of the reserves; however, management believes that it is probable that the final outcome will fall within the range specified above.

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

Range of Loss and Loss Adjustment Reserves Net of Reinsurance	Adjusted Loss and Loss Adjustment Reserves Net of Reinsurance as of December 31, 2009	Percentage Change in Stockholders Equity as of December 31, 2009 (1)	Adjusted Loss and Loss Adjustment Reserves Net of Reinsurance as of December 31, 2008	Percentage Change in Stockholders Equity as of December 31, 2008 (1)
(Dollars in thousands)

Reserve range low end	$195,447	14.7%	$169,228	23.4%
Selected reserves	$231,024	-	$217,962	-
Reserve range high end	$241,616	(4.4)	$227,942	(4.8)

(1) Net of tax

The following paragraphs discuss considerations taken into account for the Group’s major lines of business in selecting reserves for losses and loss adjustment expenses (note that in the discussions below reserves relating to FPIC are discussed in the context of their actual accident years, notwithstanding that they are shown in the ten-year development chart above as attributable under purchase accounting to 2005, the year of FPIC’s acquisition by the Group).

Commercial multi-peril

The Group’s selection of an estimate towards the upper end of the range is related primarily to its commercial multiple peril liability book, and is due to a number of factors, including the fact that historically generally accepted actuarial projection techniques have proved somewhat inadequate in estimating loss reserves for CMP liability (more specifically, in the Group’s case, contractors’ liability). Trends in legal, economic, and social factors have caused development patterns for CMP liability to become more protracted; that is, claims, especially construction defect claims, are being reported much longer after the occurrence of the event giving rise to the claim. This effect causes the use of historical development patterns to understate loss reserves for more recent accident year periods. It also makes the investigation and defense of the claim more difficult and costly. We have therefore applied alternative techniques in our analysis (and segregated contractors’ policies from all other policies in the analysis) and have judgmentally selected our best estimate of the loss reserves to reflect our expectation that such trends will continue.

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

As an illustration of the potential volatility, consider the impact of the use of the different assumptions described below in setting reserves for the Commercial multiple peril liability line, the Group’s biggest line of business and the one for which reserves have been the most volatile. CMP comprises about 78% of the Group’s net reserves of which 90% of the reserves for CMP relate to the west coast CMP liability net reserves.

•
For west coast CMP liability, if we chose certain alternate sets of assumptions for loss development, assumptions which would still be considered reasonable, the net (of ceded reinsurance) reserve estimates at December 31, 2009, could decrease by $15.2 million, pre-tax, implying a redundancy (i.e., reserves should be lower), or increase by $4.0 million, pre-tax, implying a deficiency (i.e., reserves should be higher).

•
In selecting management’s best estimates of the loss reserves for accident years 1998 and subsequent, we use methods that rely on expected ultimate loss ratios (the ratios of expected net ultimate losses and loss expenses to net earned premiums). Those ratios vary by accident year and class of business. For west coast CMP liability, if we increased or decreased those expected ultimate loss ratios by 5 percentage points, then the net loss reserves at December 31, 2009, would increase or decrease by $23.7 million, pre-tax, respectively.

•
For accident years 1997 and prior, the years most affected by the California Montrose decision, we project the reserves for incurred but not reported claims judgmentally. We have assumed that the twelve-year statute of limitations is valid and enforceable (as it has been in the past) and that therefore there will be no additional claims reported after December 31, 2009, for accident years 1997 and prior (related to policy years 1996 and prior), that will require the payment of losses.  However, there are claims still pending from these older years and it is possible that claims previously closed without payment may reopen.  Using alternative assumptions, the estimates of the net reserves at December 31, 2009, could increase or decrease by less than $0.5 million, pre-tax, respectively.

In light of the many uncertainties involved in the estimation of reserves, we monitor the reserves monthly, quarterly, and semi-annually, and perform a comprehensive review of our reserve estimates at least twice a year. These reviews could result in the identification of information and trends that would require us to increase or decrease some reserves for prior periods and could materially affect our results of operations, equity, business, financial strength and ratings. In 2009, we experienced adverse development of $0.1 million, comprised of adverse development of $5.3 million for commercial multiple peril, offset by a redundancy of $4.2 million for commercial automobile liability and relatively small amounts of redundancies and deficiencies for other lines of business.

Statutory and GAAP Loss and Loss Expense Reserves

There are no material differences between the Group’s loss and loss expense reserves under Statutory Accounting Principles and its loss reserves under U.S. Generally Accepted Accounting Principles at December 31, 2009, and 2008.

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

REINSURANCE

The table below summarizes for 2009, 2008 and 2007, the premiums and losses and loss adjustment expenses assumed and ceded under the Group’s reinsurance programs in place for those years:

	2009	2008	2007
Premiums written:
Direct	$153,045	$165,377	$182,907
Assumed	801	1,058	1,383
Ceded	(16,016)	(19,083)	(24,623)
Net premiums written	$137,830	$147,352	$159,667

Premiums earned:
Direct	$156,735	$172,817	$176,395
Assumed	918	1,233	1,801
Ceded	(17,240)	(21,473)	(31,521)
Net premiums earned	$140,413	$152,577	$146,675

Losses and loss expenses incurred
Direct	$96,590	$110,150	$107,141
Assumed	31	1,043	1,185
Ceded	(10,479)	(15,974)	(17,140)
Net losses and loss expenses incurred	$86,142	$95,219	$91,186

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

The decrease in ceded premium in 2009 and 2008 relates primarily to the increases in underlying retentions in 2009, 2008, and 2007, and the related decrease in ceding rates.

The largest exposure retained in 2009, 2008, and 2007 on any one individual property risk was $1,000,000, $850,000 and $750,000, respectively.  Individual property risks in excess of these amounts are covered on an excess of loss basis pursuant to various reinsurance treaties. All property lines of business, including commercial automobile physical damage, are reinsured under the same treaties.

Except for umbrella liability, individual casualty risks that are in excess of $1,000,000, $850,000 and $750,000, respectively, in 2009, 2008, and 2007 are covered on an excess of loss basis up to $1.0 million per occurrence. Casualty losses in excess of $1.0 million arising from workers’ compensation claims are reinsured up to $10.0 million per occurrence per insured. Umbrella liability losses are reinsured on a 75% quota share basis up to $1.0 million and a 100% quota share basis in excess of $1.0 million.

For the surety line of business, written exclusively by FPIC, the Group maintains an excess of loss contract under which it retains the first $500,000 and 10% of the next $4.0 million resulting in a maximum retention of $900,000 per principal.

Catastrophic reinsurance protects the ceding insurer from significant aggregate loss exposure. Catastrophic events include windstorms, hail, tornadoes, hurricanes, earthquakes, riots, blizzards, terrorist activities and freezing temperatures. We purchase layers of excess treaty reinsurance for catastrophic property losses. We reinsure 100% of losses per occurrence in excess of $5.0 million up to a maximum of $55.0 million, for 2009, 2008 and 2007.

The Group also carries coverage on commercial lines of business for acts of terrorism of $10.0 million excess of $3.0 million in 2009, 2008 and 2007. This coverage does not apply to nuclear, chemical or biological events.

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

Effective January 1, 2008, the Group renewed its reinsurance coverages with the following changes.  The retention on any individual property or casualty risk was increased to $850,000 from $750,000.  Pollution coverage written by FPIC was fully retained with a standard sub-limit of $150,000 (and up to $300,000 on an exception basis).  Prior to 2008, FPIC reinsured 100% of its pollution coverage, which in 2007 represented $1.8 million of ceded written premium.  The Group also purchased an additional $1.0 million of surety coverage (subject to a 10% retention) which resulted in an increased reinsurance coverage to $4.5 million from $3.5 million per principal and a maximum retention of $900,000 per principal as compared to the previous $800,000. The Group continued its primary treaties (i.e., treaties covering risk limits less than $1.0 million on casualty lines, less than $7.5 million on property lines and less than $10 million on workers’ compensation) with General Reinsurance Corporation, rated A++ (Superior) by A.M. Best, their highest rating.

Effective January 1, 2009, the Group renewed its reinsurance coverages with the following changes. The retention on any individual property or casualty risk was increased to $1.0 million from $850,000. Umbrella liability written by FPIC is now reinsured on a 75% quota share basis up to $1.0 million and on a 100% quota share basis in excess of $1.0 million. Prior to 2009, umbrella liability written by FPIC was reinsured on a 100% quota share basis with the exception of business owner policies, which were reinsured 75% up to $1.0 million and then on a 100% quota share basis in excess of $1.0 million. Additionally, in 2009 FPIC’s umbrella reinsurance coverage was increased to $10.0 million from $5.0 million.  The 2009 changes to the umbrella liability reinsurance program conform FPIC’s retention on umbrella liability with all of the other insurance companies in the Group.

In conjunction with the renewal of the reinsurance program for 2009, 2008 and 2007, the prior year reinsurance treaties were terminated on a run-off basis, requiring that for policies in force as of December 31, 2008, 2007 and 2006, respectively, these reinsurance agreements continue to cover losses occurring on these policies in the future.  Therefore, the Group will remit premiums to and collect reinsurance recoverables from the reinsurers on these prior year treaties as the underlying business runs off.

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

The Group’s significant reinsurance treaties as of December 31, 2009 are summarized below:

Property Excess of Loss

The Property Excess of Loss program consists of two layers with coverage of $6,500,000 above an $1,000,000 retention.  The first layer is $4.0 million excess of $1.0 million with a per occurrence limit of $8.0 million.  The second layer is $2.5 million excess of $5.0 million with a per occurrence limit of $2.5 million.  The first layer has no annual aggregate limit or reinstatement premium.  The second layer has a $5.0 million annual aggregate limit and a reinstatement premium based on the reinsurance premium multiplied by the percentage of reinstated limit. The Group purchases facultative coverage in excess of these limits.  Effective January 1, 2010, a third layer of $2.5 million in coverage was added resulting in a total coverage of $9.0 million above an $1.0 million retention.

Property Catastrophe Excess of Loss

The Property Catastrophe Excess of Loss program consists of three layers with coverage of $50.0 million above a $5.0 million retention.  The first layer is $5.0 million excess of $5.0 million with a per occurrence limit of $5.0 million.  The second layer is $10.0 million excess of $10.0 million with a per occurrence limit of $10.0 million.  The third layer is $35.0 million excess of $20.0 million with a per occurrence limit of $35.0 million.  There is an annual aggregate limit of $10.0 million on the first layer, $20.0 million on the second layer and $70.0 million on the third layer.  There is a reinstatement premium on each layer based on the reinsurance premium multiplied by the percentage of reinstated limit.  There will be no change to this program’s structure for 2010.

Casualty Excess of Loss

The Casualty Excess of Loss program consists of three layers with coverage of $9.0 million above an $1.0 million retention.  The first layer is $1.0 million excess of $1.0 million with a per occurrence limit of $1.0 million.  The second layer is $3.0 million excess of $2.0 million with a per occurrence limit of $3.0 million.  The third layer is only for the workers’ compensation line of business and is $5.0 million excess of $5.0 million with a per occurrence limit of $5.0 million.  The first, second and third layers have a $5.0 million, $6.0 million and $10.0 million annual aggregate limit, respectively.  The first and second layers have no reinstatement premium and the third layer has a reinstatement premium based on the reinsurance premium multiplied by the percentage of reinstated limit.  Effective January 1, 2010, this program was renewed with no material changes.

Umbrella Liability Quota Share

The Umbrella Liability Quota Share program consists of two treaties, one for MIC, MICNJ, and FIC, and one for FPIC.  Both treaties reinsure losses on a 75% quota share basis up to $1.0 million and on a 100%

quota share basis in excess of $1.0 million and provide for up to $10.0 million in limit.  The Group purchases facultative coverage in excess of these limits. Effective January 1, 2010, this program was renewed with no material changes.

Surety Excess of Loss

The Surety Excess of Loss program consists of four layers with coverage of $4.0 million above a $500,000 retention.  The first layer is $1.5 million excess of $500,000 with a 10% retention and a per occurrence limit of $1,350,000.  The second layer is $1.5 million excess of $2.0 million with a 10% retention and a per occurrence limit of $1,350,000.  The third layer is $500,000 excess of $3.5 million with a 10% retention and a per occurrence limit of $450,000.  The fourth layer is $500,000 excess of $4.0 million with a 10% retention and a per occurrence limit of $450,000.  The first and second layers have a $2.7 million annual aggregate limit and a 25% and 50%, respectively, reinstatement premium.  The third and fourth layers each have a $450,000 annual aggregate and no reinstatement premium.  The Group’s maximum retention is $900,000 per principal.  This reinsurance structure was renewed for 2010 with the addition of a $500,000 annual aggregate deductible on the first layer.

Terrorism

The Terrorism program consists of three treaties.  The first treaty is $10.0 million above a $3.0 million retention for commercial lines of business.  This coverage does not apply to nuclear, chemical or biological events.  The annual aggregate limit is $10.0 million. The second treaty is the Property Terrorism Excess treaty with coverage of $6,500,000 above a $1,000,000 retention.  This coverage does not apply to nuclear, chemical or biological events.  The annual aggregate limit is $6,500,000. The third treaty is the Workers’ Compensation Terrorism treaty with coverage of $4,000,000 above a $1,000,000 retention.  This coverage does not apply to nuclear, chemical or biological events.  The annual aggregate limit is $4,000,000.  Effective January 1, 2010, this program was renewed with no material changes.

Reinsurance Assumed

We generally do not assume risks from other insurance companies. However, we are required by statute to participate in certain residual market pools. This participation requires us to assume business for workers’ compensation and for property exposures that are not insured in the voluntary marketplace. We participate in these residual markets pro rata on a market share basis, and as of December 31, 2009, our participation is not material.  For the years ended December 31, 2009, 2008 and 2007, our insurance companies assumed $0.8 million, $1.1 million and $1.4 million of written premiums, respectively.

Reinsurer Credit Risk

The insolvency or inability of any reinsurer to meet its obligations to us could have a material adverse effect on our results of operations or financial condition. As of December 31, 2009, the Group’s five largest reinsurers based on percentage of ceded premiums are set forth in the following table:

Name		Percentage
		of Ceded	A.M. Best
		Premiums	Rating
1.	Berkley Insurance Company	33%	A+
2.	General Reinsurance Corporation	30%	A++
3.	Munich Reinsurance America, Inc.	15%	A+
4.	Hartford Steam Boiler Inspection and Insurance Company	7%	A+
5.	Montpelier Reinsurance	3%	A-

The following table sets forth the five largest amounts of loss and loss expenses recoverable from reinsurers on unpaid claims as of December 31, 2009.

Name		Loss and
		Loss Expenses
		Recoverable on	A.M. Best
		Unpaid Claims	Rating
		(In thousands)
1.	Berkley Insurance Company	$34,556	A+
2.	Partner Reinsurance Company of the U.S.	13,953	A+
3.	General Reinsurance Corporation	11,844	A++
4.	QBE Reinsurance Corporation	7,170	A
5.	Continental Casualty Company	5,126	A

The A++, A+,  A and  A- ratings are the top four of A.M. Best’s 16 ratings. According to A.M. Best, companies with a rating of  “A++” or “A+” are rated “Superior”, with “…a superior ability to meet their ongoing obligations to policyholders.”  Companies with a rating of “A” or “A-” are rated “Excellent”, with “…an excellent ability to meet their ongoing obligations to policyholders.”

INVESTMENTS

On a consolidated basis, all of our investments in fixed income and equity securities are classified as available for sale and are carried at fair value.

An important component of our consolidated operating results has been the return on invested assets. Our investment objectives are to: (i) maximize current yield, (ii) maintain safety of capital through a balance of high quality, diversified investments that minimize risk, (iii) maintain adequate liquidity for our insurance operations, (iv) meet regulatory requirements, and (v) increase surplus through appreciation. However, in order to enhance the yield on our fixed income securities, our investments generally have a moderately longer duration than the duration of our insurance liabilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the subsection entitled “Quantitative and Qualitative Information about Market Risk.”

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

The following table sets forth consolidated information concerning our investments.

	At December 31, 2009		At December 31, 2008		At December 31, 2007
	Cost (2)	Fair Value	Cost (2)	Fair Value	Cost (2)	Fair Value
	(In thousands)

Fixed income securities (1):
United States government and
government agencies (3)	$68,864	$72,021	$84,747	$87,975	$83,016	$83,715
Obligations of states and
political subdivisions	136,706	143,293	143,042	145,125	142,873	144,026
Industrial and miscellaneous	124,135	130,223	77,859	77,499	65,109	65,208
Mortgage-backed securities	18,930	19,927	25,427	23,488	30,980	31,289
Total fixed income securities	348,635	365,464	331,075	334,087	321,978	324,238
Equity securities	7,516	9,484	9,232	10,203	12,500	17,930
Short-term investments	-	-	-	-	-	-
Total	$356,151	$374,948	$340,307	$344,290	$334,478	$342,168
_________
(1)	In our consolidated financial statements, investments are carried at fair value.
(2)	Original cost of equity and fixed income securities adjusted for other than temporary impairment writedowns and amortization of premium and accretion of discount.
(3)
Includes approximately $55,092, $66,576 and $56,142  (cost) and $57,874, $68,696 and $56,637 (estimated fair value) of mortgage-backed securities backed by the U.S. government and government agencies as of December 31, 2009, 2008 and 2007, respectively.

The following table shows our Industrial and miscellaneous fixed income securities and equity holdings by industry sector:

	December 31, 2009		December 31, 2008
	Cost (1)	Fair Value	Cost (1)	Fair Value
	(In thousands)
Industrial and miscellaneous:

Fixed income securities
Financial	$29,612	$31,537	$36,520	$36,065
Retail specialty	42,211	43,897	27,561	27,810
Energy	30,685	32,317	9,680	9,444
Pharmaceutical	9,367	9,744	2,249	2,320
Information Technology	12,260	12,728	1,849	1,860
Total	$124,135	$130,223	$77,859	$77,499

Equity securities
Financial	$1,293	$1,505	$2,329	$2,343
Retail specialty	3,488	4,216	4,117	4,565
Energy	407	636	746	1,135
Pharmaceutical	1,333	1,764	794	974
Information Technology	995	1,363	1,246	1,186
Total	$7,516	$9,484	$9,232	$10,203
_____________
(1)	Original cost of equity securities; original cost of fixed income securities adjusted for amortization of premium and accretion of discount, as well as any impairment write-downs.

The table below contains consolidated information concerning the investment ratings of our fixed maturity investments at December 31, 2009:

Type/Ratings of Investment (1)(2)	Amortized Cost	Fair Value	Percentages(3)
	(Dollars in thousands)
U.S. government and agencies	$68,864	$72,021	19.7%
AAA	83,007	86,982	23.8%
AA	93,244	97,719	26.7%
A	93,812	98,360	26.9%
BBB	8,155	8,368	2.3%
BB and lower	1,553	2,014	0.6%
Total	$348,635	$365,464	100.0%
_________________
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

The table below sets forth the maturity profile of our consolidated fixed maturity investments as of December 31, 2009 (note that mortgage-backed securities in the below table include securities backed by the U.S. government and agencies):

	Amortized
Maturity	Cost (1)	Fair Value	Percentages (2)
		(Dollars in thousands)
1 year or less	$22,071	$22,579	6.2%
More than 1 year through 5 years	93,520	98,530	27.0%
More than 5 years through 10 years	145,745	152,851	41.8%
More than 10 years	13,277	13,703	3.7%
Mortgage-backed securities	74,022	77,801	21.3%
Total	$348,635	$365,464	100.0%
__________________
(1)	Fixed maturities are carried at fair value in our consolidated financial statements.
(2)	Represents the fair value of the classification as a percentage of the total fair value of the portfolio.

As of December 31, 2009, the average maturity of our fixed income investment portfolio (excluding mortgage-backed securities) was 4.3 years and the average duration was 5.7 years. Our fixed maturity investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, corporate bonds and mortgage-backed securities, most of which are exposed to changes in prevailing interest rates. We carry these investments as available for sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and board of directors and consultation with our portfolio advisor.

We continue to maintain a conservative, diversified investment portfolio, with fixed maturity investments representing 98% of invested assets.  As of December 31, 2009, the fixed income portfolio consists of 99% investment grade securities, with 1% non-investment grade rated securities, which includes three corporate securities held with a combined market value of $1.3 million, three asset-backed securities held with a combined market value of $0.6 million, one mortgage-backed security with a market value of $0.1 million, and one small tax-exempt municipal bond.  The fixed income portfolio has an average rating of Aa3/AA and an average tax equivalent book yield of 5.14%.

Our consolidated average cash and invested assets, net investment income and return on average cash and invested assets for the years ended December 31, 2009, 2008 and 2007 were as follows:

	Year Ended December 31,
	2009	2008	2007(1)
	(Dollars in thousands)
Average cash and invested assets	$395,216	$366,852	$332,580
Net investment income (1)	14,198	13,936	13,053
Return on average cash and invested assets	3.6%	3.8%	3.9%

(1)	Net investment income for 2007 includes $720,000 non-recurring investment income from the retaliatory tax refund.

A.M. BEST RATING

A.M. Best rates insurance companies based on factors of concern to policyholders.  All companies in the Group participate in the intercompany pooling agreement (see “Intercompany Agreements” above) and have been assigned a group rating of “A” (Excellent) by A.M. Best.  The Group has been assigned that rating for the past 9 years.  An “A” rating is the third highest of A.M. Best’s 16 possible rating categories.

On its annual review in 2009 of Mercer’s rating, A.M. Best affirmed the Group’s “A” rating, but with a negative outlook.

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

Pricing in the property and casualty insurance industry historically has been and remains cyclical.  During a soft market cycle, price competition becomes prevalent, which makes it difficult to write and retain properly priced personal and commercial lines business.  In response to the current soft market, the marketplace is populated with some competitors who are significantly reducing their prices and/or offering coverage terms that are generous in relation to the insurance premiums being charged.  We believe that in some instances the prices and terms being offered, if matched by us, would not provide us with an adequate rate of return, if any.

Our policy is to maintain disciplined underwriting during soft markets, declining business which is inadequately priced for its level of risk.  The market is highly competitive, with competition being seen in virtually all classes of commercial and personal accounts.  This affects our new business opportunities and creates more challenges for renewals, which can adversely impact premium revenue levels for the Group.   We continue to focus on long-term profitability rather than short-term revenue.  We also continue to work with our agents to target classes of business and accounts compatible with our underwriting appetite, which includes certain types of religious institutions risks, contracting risks, small business risks and property risks.

Many of our competitors offer internet-based quoting and/or policy issuance systems to their producers.  In response to this improvement in marketplace technology, we have developed technology that will allow our agents to rate and bind transactions via an internet-based rating system for some products and lines of business.  We launched this process in late 2008 in California and launched a similar process for New Jersey and Pennsylvania agents in January 2009.  During 2009, we expanded the number of lines of business that may be produced on-line. We intend on continuing to expand the use of internet-based processing in the future.

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

Financial Examinations

Financial examinations are conducted by the Pennsylvania Insurance Department, the California Department of Insurance, and the New Jersey Department of Banking and Insurance every three to five years. The Pennsylvania Insurance Department’s last completed examination of MIC and FIC was as of December 31, 2004. The New Jersey Department of Banking and Insurance’s last completed examination of MICNJ was as of December 31, 2004. The last examination of FPIC by the California Department of Insurance was as of December 31, 2003. These examinations did not result in any adjustments to the financial position of any of our insurance companies. In addition, there were no substantive qualitative matters indicated in the examination reports that had a material adverse impact on the operations of our insurance companies.

In 2008, the Pennsylvania Insurance Department began an examination of MIC and FIC which is a coordinated examination with both the New Jersey Department of Banking and Insurance and the California Department of Insurance for MICNJ and FPIC, respectively. That examination was ongoing as of December 31, 2009.

NAIC Risk-Based Capital Requirements

In 1990, the NAIC began an accreditation program to ensure that states have adequate procedures in place for effective insurance regulation, especially with respect to financial solvency. The accreditation program requires that a state meet specific minimum standards in over five regulatory areas to be considered for accreditation. The accreditation program is an ongoing process and once accredited, a state must enact any new or modified standards approved by the NAIC within two years following adoption. As of December 31, 2009, Pennsylvania, New Jersey, and California, the states in which our insurance company subsidiaries are domiciled, were accredited.

Pennsylvania, New Jersey and California impose the NAIC’s risk-based capital requirements that require insurance companies to calculate and report information under a risk-based formula. These risk-based capital requirements attempt to measure statutory capital and surplus needs based on the risks in a company’s mix of products and investment portfolio. Under the formula, a company first determines its “authorized control level” risk-based capital (“RBC”). This authorized control level takes into account (i) the risk with respect to the insurer’s assets; (ii) the risk of adverse insurance experience with respect to the insurer’s liabilities and obligations, (iii) the interest rate risk with respect to the insurer’s business; and (iv) all other business risks and such other relevant risks as are set forth in the RBC instructions. A company’s “total adjusted capital” is the sum of statutory capital and surplus and such other items as the risk-based capital instructions may provide. The formula is designed to allow state insurance regulators to identify weakly capitalized companies.

The requirements provide for four different levels of regulatory attention. The “company action level” is triggered if a company’s total adjusted capital is less than 2.0 times its authorized control level but greater than or equal to 1.5 times its authorized control level. At the company action level, the company must submit a comprehensive plan to the regulatory authority that discusses proposed corrective actions to improve the capital position. The “regulatory action level” is triggered if a company’s total adjusted capital is less than 1.5 times but greater than or equal to 1.0 times its authorized control level. At the regulatory action level, the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. The “authorized control level” is triggered if a company’s total adjusted capital is less than 1.0 times but greater than or equal to 0.7 times its authorized control level; at this level the regulatory authority may take action it deems necessary, including placing the company under regulatory control. The “mandatory control level” is triggered if a company’s total adjusted capital is less than 0.7 times its authorized control level; at this level the regulatory authority is mandated to place the company under its control. The capital levels of our insurance companies have never triggered any of these regulatory capital levels. We cannot assure, however, that the capital requirements applicable to the business of our insurance companies will not increase in the future.

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

State insurance laws and regulations require us to participate in mandatory property-liability “shared market,” “pooling” or similar arrangements that provide certain types of insurance coverage to individuals or others who otherwise are unable to purchase coverage voluntarily provided by private insurers. Shared market mechanisms include assigned risk plans; fair access to insurance requirements or “FAIR” plans; and reinsurance facilities, such as the New Jersey Unsatisfied Claim and Judgment Fund. In addition, some states require insurers to participate in reinsurance pools for claims that exceed specified amounts. Our participation in these mandatory shared market or pooling mechanisms generally is related to the amounts of our direct writings for the type of coverage written by the specific arrangement in the applicable state. For the three years ended December 31, 2009, 2008 and 2007, we received earned premiums from these arrangements in the amounts of $918,000, $1,233,000, and $1,801,000, respectively, and incurred losses and loss adjustment expenses from these arrangements in the amounts of $31,000, $1,043,000, and $1,185,000, respectively.  Because we do not have a significant amount of direct writings in the coverages written under these arrangements, we do not anticipate that these arrangements will have a material effect on us in the future. However, we cannot predict the financial impact of our participation in any shared market or pooling mechanisms that may be implemented in the future by the states in which we do business.

Guaranty Fund Laws

All states have guaranty fund laws under which insurers doing business in the state can be assessed to fund policyholder liabilities of insolvent insurance companies. The states in which our insurance companies do business have such laws. Under these laws, an insurer is subject to assessment depending upon its market share in the state of a given line of business. For the years ended December 31, 2009, 2008 and 2007, we incurred approximately $225,000, $98,000, and ($180,000), respectively, in assessments pursuant to state insurance guaranty association laws.  We establish reserves relating to insurance companies that are subject to insolvency proceedings when we are notified of assessments by the guaranty associations. We cannot predict the amount and timing of any future assessments on our insurance companies under these laws.

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

We are currently charging a premium for terrorism coverage on our businessowners, commercial automobile, commercial workers’ compensation, tenant-occupied dwelling, special contractors, special multi-peril, monoline commercial fire, monoline general liability and religious institution policies.  Insureds that are charged a terrorism premium have the option (except workers' compensation) of deleting terrorism coverage to reduce their premium costs; however many do not do so. Insureds under commercial workers’ compensation policies do not have the option to delete the terrorism coverage. Most other policies include terrorism coverage at no additional cost. Where allowed, we exclude coverage for losses that are from events not certified as terrorism events, with no buyback option available to the policyholder.

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

All dividends from MIC to MIG require prior notice to the Pennsylvania Insurance Department. All “extraordinary” dividends require advance approval. A dividend is deemed “extraordinary” if, when aggregated with all other dividends paid within the preceding 12 months, the dividend exceeds the greater of (a) statutory net income (excluding realized capital gains) for the preceding calendar year or (b) 10% of statutory surplus as of the preceding December 31.  As of December 31, 2009, the amount available for payment of dividends from MIC in 2010, without the prior approval, is approximately $7.6 million.

All dividends from FPIC to FPIG (wholly owned by MIG) require prior notice to the California Department of Insurance. All “extraordinary” dividends require advance approval. A dividend is deemed “extraordinary” if, when aggregated with all other dividends paid within the preceding 12 months, the dividend exceeds the greater of (a) statutory net income for the preceding calendar year or (b) 10% of statutory surplus as of the preceding December 31.  As of December 31, 2009, the amount available for payment of dividends from FPIC in 2010, without the prior approval, is approximately $7.2 million.

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

EMPLOYEES

All of our employees are employed directly by BICUS, a wholly owned subsidiary of MIC. Our insurance companies do not have any employees. BICUS provides management services to all of our insurance companies. As of December 31, 2009, the total number of full-time equivalent employees of BICUS was 202. None of these employees are covered by a collective bargaining agreement, and BICUS believes that its employee relations are positive.

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

During 2008 and 2009, there were significant disruptions to the financial and equity markets.  This resulted from, in part, failures of financial institutions on an unprecedented scale, and caused a significant reduction in liquidity and trading flows in the credit markets. Such impacts affected the valuations of both the fixed income and equity securities held by the Group.  If the financial and equity markets suffer further adverse performance, the Group’s business and stockholders’ equity could be adversely affected.

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

We attempt to manage catastrophe risk by reinsuring a portion of our exposure.  However, reinsurance may prove inadequate if:

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

Climate change

Longer-term natural catastrophe trends may be changing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, and includes effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain and snow. Climate change, to the extent it produces rising temperatures and changes in weather patterns, could impact the frequency or severity of weather events such as hurricanes.

To the extent climate change does increase the frequency and severity of such weather events, our insurance companies may face increased claims, including with respect to properties located in coastal areas. To the extent climate change leads to increased claims, our financial condition and results of operations could be materially, adversely affected.

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

Reinsurance

Our ability to manage our exposure to underwriting risks depends on the availability and cost of reinsurance coverage.  Reinsurance is the practice of transferring part of an insurance company's liability and premium under an insurance policy to another insurance company. We use reinsurance arrangements to limit and manage the amount of risk we retain, to stabilize our underwriting results and to increase our underwriting capacity.  The availability and cost of reinsurance are subject to current market conditions and may vary significantly over time.

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

We are subject to the application of U.S generally accepted accounting principles (GAAP), which are periodically revised and/or expanded. As such, we are periodically required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. It is possible that future changes required to be adopted could change the current accounting treatment that we apply and such changes could result in a material adverse impact on our results of operations and financial condition.

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

Dividends

Our subsidiaries may declare and pay dividends to MIG (the holding company) only if they are permitted to do so under the insurance regulations of their respective state of domicile.  If our insurance subsidiaries are unable to pay adequate dividends to us through their respective holding companies, our ability to pay shareholder dividends would be affected.  All of the states in which our subsidiaries are domiciled regulate the payment of dividends. States, including New Jersey, Pennsylvania, and California require that we give notice to the relevant state insurance commissioner prior to its subsidiaries making any dividends and distributions to the parent.  During the notice period, the state insurance commissioner may disallow all or part of the proposed dividend upon determination that: (i) the insurer's surplus is not reasonable in relation to its liabilities and adequate to its financial needs and those of the policyholders, or (ii) in the case of New Jersey, the insurer is otherwise in a hazardous financial condition.  In addition, insurance regulators may block dividends or other payments to affiliates that would otherwise be permitted without prior approval upon determination that, because of the financial condition of the insurance subsidiary or otherwise, payment of a dividend or any other payment to an affiliate would be detrimental to an insurance subsidiary's policyholders or creditors.

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

Acquisitions

We last made an acquisition in 2005 and intend to grow our business in part through acquisitions as part of our long term business strategy.  These types of transactions involve significant challenges and risks that the acquisition will not advance our business strategy, that we won’t realize a satisfactory return on the investment we make, or that we may experience difficulty in the integration of new employees, business systems, and technology or diversion of management’s attention from our other businesses.  These factors could adversely affect our operating results and financial condition.

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

FPIC owns a 41,000 square foot building it constructed in 2009 at a cost of $5.1 miilion, which serves as its headquarters and operations facility. FPIC also owns a townhouse, used for corporate purposes, in Rocklin, California carried at $0.4 million at December 31, 2009.

ITEM 3.  LEGAL PROCEEDINGS

Our insurance companies are parties to litigation in the normal course of business. Based upon information presently available to us, we do not consider any present litigation to be material.  Nonetheless, given the often large or indeterminate amounts sought in litigation, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time to time, have a material adverse effect on our financial position, consolidated results of operations, or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Group’s common stock trades on the NASDAQ National Market under the symbol “MIGP”. As of February 19, 2010, the Group had 275 certificated accounts holding approximately .7 million shares, with the balance of the outstanding shares held in street name.

The payment of shareholder dividends is subject to the discretion of the MIG’s Board of Directors which considers, among other factors, the Group’s operating results, overall financial condition, capital requirements and general business conditions.  MIG began paying quarterly dividends of $0.05 per common share in the second quarter of 2006.  On April 16, 2008, MIG’s Board of Directors increased the quarterly dividend from $0.05 per share of common stock to $0.075 per share of common stock, effective with the payment of the June 27, 2008 dividend.  The amount of dividends paid during 2009 and 2008 totaled $1.9 million and $1.7 million, respectively.  The shareholder dividend was funded from the Group’s insurance companies, for which approval was sought and received (where necessary) from each of the insurance companies’ primary regulators.  We currently expect that the present quarterly dividend of $0.075 per common share will continue through 2010.

The Group's ability to receive dividends, loans or advances from its insurance subsidiaries is subject to the approval and/or review of the insurance regulators in the respective domiciliary states of the insurance subsidiaries.  Such approval and review is made under the respective domiciliary states’ insurance holding company act, which generally requires that any transaction between currently related companies be fair and equitable to the insurance company and its policyholders.  The Group does not believe that such restrictions reasonably limit the ability of the insurance subsidiaries to pay dividends to the Group now or in the foreseeable future.

Information regarding restrictions and limitations on the payment of cash dividends can be found in Item 1, “Business - Regulation” in the “Dividends” section.

The range of closing prices of the Group’s stock, traded on the NASDAQ National Market, during 2009 was between $12.00 and $19.26 per share. The range of closing prices during each of the quarters in 2009 and 2008 is shown below:

	4th Quarter		3rd Quarter		2nd Quarter		1st Quarter
	2009	2008	2009	2008	2009	2008	2009	2008
Share price range:
High	$19.10	$17.01	$19.26	$17.68	$17.66	$17.85	$15.25	$17.94
Low	$17.12	$10.91	$16.64	$16.40	$14.20	$16.35	$12.00	$17.16

On April 16, 2008, the Group’s Board of Directors authorized the repurchase of up to 5% of outstanding common shares of the Group. The repurchased shares will be held as treasury shares available for issuance in connection with Mercer Insurance Group’s 2004 Stock Incentive Plan. Based on this authorization, there remains outstanding authorization to purchase 205,176 shares of the Group’s common stock outstanding.

The Group purchased 1,303 shares from employees in connection with the vesting of restricted stock in 2009, with 385 of those shares repurchased in the fourth quarter of 2009. No other repurchases were made in the fourth quarter. These repurchases were made to satisfy tax withholding obligations with respect to those employees and the vesting of their restricted stock. These tax-withholding shares were purchased at the current market value of the Group’s common stock on the date of purchase, and were not purchased as part of the publicly announced program.

Performance Graph

Set forth below is a line graph comparing the cumulative total shareholder return on the Group’s Common Stock to the cumulative total return of the Nasdaq Stock Market (symbol: IXIC) and the Nasdaq Insurance Index (symbol:IXIS) for the period commencing December 31, 2004 and ended December 31, 2009.

	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009
Mercer Insurance Group, Inc.	100	112	152	136	98	143
Nasdaq Companies Index	100	101	111	122	72	104
Nasdaq Insurance Index	100	109	122	122	107	109

The graph assumes $100 was invested on December 31, 2004, in the Group’s Common Stock and each of the indices, and that dividends were reinvested.  The comparisons in the graph are  not intended to forecast or be indicative of possible future performance of our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for MIG at and for each of the years in the five year period ended December 31, 2009. You should read this data in conjunction with the Group’s consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this report.

	Years Ended December 31,
	2009		2008		2007		2006		2005
	(Shares and dollars in thousands, except per share amounts)
Revenue Data:
Direct premiums written	$153,045		$165,377		$182,907		$185,745		$92,240
Net premiums written	137,830		147,352		159,667		145,791		75,266
Statement of Earnings Data:
Net premiums earned	140,413		152,577		146,675		137,673		74,760
Investment income, net of expenses	14,198		13,936		13,053		10,070		4,467
Net realized investment gains / (losses)	621		(7,072)		24		151		1,267
Total revenue	157,312		161,462		161,681		149,929		81,266
Net income (7)	13,821		8,234		14,235		10,635		7,020
Comprehensive income (1)(7)	23,547		5,832		16,316		10,599		4,685
Balance Sheet Data (End of Period):
Total assets	595,354		568,986		546,435		506,967		446,698
Total investments and cash	414,875		381,333		363,748		315,286		269,076
Stockholders' equity	160,208		137,270		133,406		115,839		103,399
Ratios:
GAAP combined ratio (2)(7)	97.6%		98.1%		95.8%		97.0%		94.9%
Statutory combined ratio (3)(7)	97.5%		98.5%		94.4%		95.2%		94.1%
Statutory premiums to-surplus ratio (4)	0.95	x	1.17	x	1.26	x	1.23	x	1.15	x
Yield on average investments, before tax (5)	3.6%		3.8%		3.9%		3.4%		2.2%
Return on average equity	9.3%		6.1%		11.4%		9.7%		6.9%
Per-share data:
Net income:
Basic (7)	2.23		1.32		2.32		1.77		1.18
Diluted (7)	2.18		1.30		2.25		1.71		1.14
Dividends to stockholders	0.30		0.28		0.20		0.15		-
Stockholders' equity	25.63		22.21		21.48		19.06		17.34
Weighted average shares: (6)
Basic	6,212		6,217		6,144		6,023		5,943
Diluted	6,345		6,344		6,325		6,222		6,160
________________
(1)	Includes Net Income and the change in Unrealized Gains and Losses of the investment portfolio as well as a defined benefit pension adjustment.
(2)
The sum of losses, loss adjustment expenses, underwriting expenses and dividends to policyholders divided by net premiums earned. A combined ratio of less than 100% means a company is making an underwriting profit.

(3)	The sum of the ratio of underwriting expenses divided by net premiums written, and the ratio of losses, loss adjustment expenses, and dividends to policyholders divided by net premiums earned.
(4)	The ratio of net premiums written divided by ending statutory surplus.
(5)	The ratio of investment income, net of expenses divided by average cash and investments.
(6)	Unallocated ESOP shares at December 31 of each year are not reflected in weighted average shares.
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

We maintain bulk and IBNR reserves (usually referred to as “IBNR reserves”) to provide for claims already incurred that have not yet been reported (and which often may not yet be known to the insured) and for future developments on reported claims. The IBNR reserve is determined by estimating our insurance companies’ ultimate net liability for both reported and incurred but not reported claims and then subtracting both the case reserves and payments made to date for reported claims; as such, the “IBNR reserves” represent the difference between the estimated ultimate cost of all claims that have occurred or will occur and the reported losses and loss adjustment expenses. Reported losses include cumulative paid losses and loss adjustment expenses plus aggregate case reserves. A relatively large proportion of our gross and net loss reserves, particularly for long tail liability classes, are reserves for IBNR losses. More than 79% and 76% of our aggregate gross loss reserves at December 31, 2009 and 2008, respectively, were bulk and IBNR reserves.

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

Description of Ultimate Loss Estimation Methods

The reported or incurred loss development method relies on the assumption that, at any given state of maturity, ultimate losses can be reasonably predicted by multiplying cumulative reported losses (paid losses plus case reserves) by a cumulative development factor. The validity of the results of this method depends on the stability of claim reporting and settlement rates, as well as the consistency of case reserve levels. Case reserves do not have to be adequately stated for this method to be effective; they only need to have a fairly consistent level of adequacy at comparable stages of maturity. Historical “age-to-age” loss development factors are calculated to measure the relative development of an accident year from one maturity point to the next. We then select age-to-age loss development factors based on these historical factors and use the selected factors to project the ultimate losses.

The paid loss development method is mechanically identical to the reported loss development method described above with the exception that paid losses replace incurred losses. The paid method does not rely on case reserves or their adequacy in making projections.

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

The Bornhuetter-Ferguson expected loss projection method based on reported loss data relies on the assumption that remaining unreported losses are a function of the total expected losses rather than a function of currently reported losses. The expected losses used in this analysis are selected judgmentally based upon the historical relationship between premiums and losses for more mature accident years, adjusted to reflect changes in average rates and expected changes in claims frequency and severity. The expected losses are multiplied by the unreported percentage to produce expected unreported losses. The unreported percentage is calculated as one minus the reciprocal of the selected cumulative reported loss development factors. Finally, the expected unreported losses are added to the current reported losses to produce ultimate losses.

The calculations underlying the Bornhuetter-Ferguson expected loss projection method based on paid loss data are similar to the reported Bornhuetter-Ferguson calculations with the exception that paid losses and unpaid percentages replace reported losses and unreported percentages.

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

Reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at December 31, 2009.

For further information relating to the determination of loss and loss adjustment expense reserves, please see the discussion under “Loss and Loss Adjustment Expense Reserves” contained in ITEM 1. “Business” of this Form 10-K.

Investments

Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in stockholders’ equity as a component of accumulated other comprehensive income and, accordingly, have no effect on net income. A decline in fair value of an investment below its cost that is deemed other than temporary and due to credit concerns is charged to earnings as a realized loss. We monitor our investment portfolio and review investments that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary. These evaluations involve judgment and consider the magnitude and reasons for a decline and the prospects for the fair value to recover in the near term.  Adverse investment market conditions, poor operating performance, or other adversity encountered by companies whose stock or fixed maturity securities we own could result in impairment charges in the future. Our policy on impairment of value of investments is as follows: if a security has a market value below cost it is considered impaired. For any such security a review of the financial condition and prospects of the company will be performed by the Investment Committee to determine if the decline in market value is other than temporary.  If it is determined that the decline in market value is “other than temporary” and caused by credit concerns, the carrying value of the security will be written down to “realizable value” and the amount of the write down accounted for as a realized loss.  “Realizable value” is defined for this purpose as the market price of the security. Write down to a value other than the market price requires objective evidence in support of that value.

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

In the years ended December 31, 2009, 2008 and 2007, we recorded a pre-tax charge to earnings of $0.8 million, $6.2 million and $0.1 million, respectively, for write-downs of other than temporarily impaired securities (OTTI).

In 2009, the Group recorded a pre-tax charge to earnings of $0.8 million for write-downs of other-than-temporarily impaired securities, of which $0.4 million related to fixed income securities, and $0.4 million related to equity securities. The fixed income security impairments related to one residential mortgage-backed security ($0.3 million) which experienced increased delinquency and default rates, as well as two asset-backed securities whose underlying collateral deteriorated. The equity security impairments related to thirteen common stock securities and two preferred stock securities, which demonstrated weakening fundamentals in their businesses.

During the second half of 2008 (and early 2009), there were significant disruptions to the financial and equity markets.  This resulted from, in part, failures of financial institutions on an unprecedented scale, and caused a significant reduction in liquidity and trading flows in the credit markets in addition to a dramatic widening in credit spreads.  Such impacts affected the valuations of both the fixed income and equity securities held by the Group, and resulted in pre-tax charge to earnings in 2008 of $6.2 million for write-downs of other-than-temporarily impaired securities. Of the $6.2 million in 2008 impairments $3.9 million related to 11 fixed-income securities, and $2.3 million related to 33 equity securities. The fixed income security impairments related to one residential mortgage-backed security ($0.5 million) which experienced increased delinquency and default rates, four asset-backed securities ($0.8 million) whose underlying collateral deteriorated, and six corporate bonds ($2.6 million) whose issuers were a experiencing deteriorating financial condition. The $2.3 million in 2008 equity security impairments related to twenty-nine common stock securities and four preferred stock securities, which demonstrated weakening fundamentals in their businesses.

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

RESULTS OF OPERATIONS

Revenue and income by segment is as follows for the years ended December 31, 2009, 2008 and 2007.

	December 31
	2009	2008	2007
	(In thousands)
Revenues:
Net premiums earned:
Commercial lines	$120,871	$132,425	$125,427
Personal lines	19,542	20,152	21,248
Total net premiums earned	140,413	152,577	146,675
Net investment income	14,198	13,936	13,053
Realized investment gains / (losses)	621	(7,072)	24
Other	2,080	2,021	1,929
Total revenues	157,312	161,462	161,681
Income before income taxes:
Underwriting income (loss):
Commercial lines	4,332	4,246	5,964
Personal lines	(956)	(1,423)	234
Total underwriting income	3,376	2,823	6,198
Net investment income	14,198	13,936	13,053
Realized investment gains / (losses)	621	(7,072)	24
Other	657	703	714
Income before income taxes	$18,852	$10,390	$19,989

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

The availability of reinsurance at reasonable pricing is an important part of our business. Effective January 1, 2009, we increased our retention to $1,000,000 (from a maximum retention of $850,000 and $750,000 in 2008 and 2007, respectively) on the casualty, property and workers’ compensation lines of business. As we increase the net retention of the business we write, net premiums written and earned will increase and ceded losses will decrease.  The impact of increased retentions under our reinsurance program in 2009, 2008 and 2007 was offset in part by a decline in direct written premiums due to the contraction of the economy in our markets and the competitive marketplace, particularly as it relates to new construction contractors we insure. As older reinsurance treaties run off, the impact described above of the new reinsurance program will become more evident in net premiums written, net premiums earned and net losses incurred.

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

YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008

The components of income for 2009 and 2008, and the change and percentage change from year to year, are shown in the charts below.  The accompanying narrative refers to the statistical information displayed in the chart immediately above the narrative.

2009 vs. 2008 Income	2009	2008	Change		% Change
	(Dollars in thousands)
Commercial lines underwriting income	$4,332	$4,246	$86		2.0%
Personal lines underwriting loss	(956)	(1,423)	467		32.8%
Total underwriting income	3,376	2,823	553		19.6%
Net investment income	14,198	13,936	262		1.9%
Net realized investment gains/(losses)	621	(7,072)	7,693		N/M
Other	2,080	2,021	59		2.9%
Interest expense	(1,423)	(1,318)	(105)		8.0%
Income before income taxes	18,852	10,390	8,462		81.4%
Income taxes	5,031	2,156	2,875		133.3%
Net Income	$13,821	$8,234	$5,587		67.9%

Loss/ LAE ratio (GAAP)	61.3%	62.4%	(1.1	) %
Underwriting expense ratio (GAAP)	36.3%	35.7%	0.6%
Combined ratio (GAAP)	97.6%	98.1%	(0.5	) %

Loss/ LAE ratio (Statutory)	61.8%	62.4%	(0.6	) %
Underwriting expense ratio (Statutory)	35.7%	36.1%	(0.4	) %
Combined ratio (Statutory)	97.5%	98.5%	(1.0	) %

(N/M means “not meaningful”)

Underwriting income in 2009 was $3.4 million, as compared to $2.8 million in 2008. Our GAAP combined ratio for 2009 was 97.6%, as compared to a combined ratio for the prior year of 98.1%. The statutory combined ratio for 2009 and 2008 was 97.5% and 98.5%, respectively.  See the discussion below relating to commercial and personal lines performance.

Net investment income increased $0.3 million or 1.9% to $14.2 million in 2009 as compared to $13.9 million in 2008. This increase was driven by an increase in cash and invested assets. The increase in cash and invested assets was driven by operating cash flow.

Net realized investment gains amounted to $0.6 million in 2009, as compared to a realized loss of $7.1 million in 2008. The Group had gains on the sales of securities of $0.9 million and $0.6 million, and write-downs of other than temporary impairments of $0.8 million and $6.2 million, in 2009 and 2008, respectively. The Group also recorded a gain on the mark-to-market of interest rate swaps in 2009 of $0.5 million, and a loss in 2008 of $1.5 million. These interest rate swaps were entered into to convert the floating interest rate to a fixed rate on the Group’s trust preferred securities obligations, and the mark-to-market gains or losses are recorded as realized gains. See also the discussion of other than temporary impairments on investment securities in the “Critical Accounting Policies” section.

Other revenue of $2.1 million and $2.0 million in 2009 and 2008, respectively, represents primarily service charges recorded on insurance premium payment plans.

Interest expense of $1.4 million and $1.3 million in 2009 and 2008, respectively, represents interest expense on the trust preferred securities obligations of FPIG.

Charts and discussion relating to each of our segments (commercial lines underwriting, personal lines underwriting, and the investment segment) follow with further discussion below.

2009 vs. 2008 Revenue	2009	2008	Change	% Change
	(In thousands)
Direct premiums written	$153,045	$165,377	$(12,332)	(7.5)%
Net premiums written	137,830	147,352	(9,522)	(6.5)%
Net premiums earned	140,413	152,577	(12,164)	(8.0)%
Net investment income	14,198	13,936	262	1.9%
Net realized investment gains/(losses)	621	(7,072)	7,693	N/M
Other revenue	2,080	2,021	59	2.9%
Total revenue	$157,312	$161,462	$(4,150)	(2.6)%

(N/M means “not meaningful”)

Total revenues declined to $157.3 million in 2009 from $161.5 million in 2008 due to lower net premiums written, offset by a net realized gain in 2009 as compared to a net realized loss in 2008. Net premiums written decreased $9.5 million, or 6.5%, to $137.8 million in 2009, as compared to $147.3 million in 2008. Net premiums earned totaled $140.4 million in 2009, as compared to $152.6 million in 2008, representing a 8.0%, or $12.2 million, decrease.

Direct premiums written decreased 7.5%, or $12.3 million, to $153.0 million as a result of the weak economy, particularly in California, and competition in our all of our market places. The decline in net premiums written and net premiums earned is attributable to the decline in direct written premium, offset by the positive impact on net premiums written of changes in the Group’s reinsurance structure (in 2009 retention increased to $1,000,000 from $850,000 in 2008, and to $850,000 in 2008 from $750,000 in 2007 on the property, casualty and workers’ compensation lines). Direct premiums written and earned were also negatively impacted by the increased negative audit premium recorded during 2009, which is earned immediately upon booking (see the discussion below for discussion of audit premium. See the “Reinsurance ceded” discussion in Item 1. Business for further discussion of the Group’s reinsurance arrangements).

The decline in year-to-date direct premiums written reflects reduced levels of economic activity in our operating territories, predominantly California. In addition, the current market continues to be very competitive, with pricing and coverage competition present in all classes of commercial accounts, package policies, commercial automobile policies and in the Pennsylvania personal auto market and Pennsylvania and New Jersey homeowners markets, all of which presents a challenge in retaining our accounts on renewal, or renewing a policy at the expiring premium. Competition also continues on large accounts, including East Coast habitational and California construction contracting programs, as competitors compete for these higher premium accounts. Pricing in the property and casualty insurance industry historically has been and remains cyclical. During a soft market cycle, such as the current market condition, price competition is prevalent, which makes it challenging to write and retain properly priced personal and commercial lines business. We continue to work with our agents to target classes of business and accounts compatible with our underwriting appetite, which includes certain types of religious institution risks, contracting risks, small business risks and property risks. Despite the pricing pressures of the marketplace, management maintains a strong focus on its policy of disciplined underwriting and pricing standards, declining business which it determines is inadequately priced for its level of risk.

Audit premium is derived principally from the contractor book of business written by FPIC. The premium on these policies is estimated at policy inception based on a prediction of the volume of the insured’s business operations during the policy period. In addition to endorsing the policy throughout the policy period based on known information, at policy expiration FPIC may conduct an audit of the insured’s business operations in order to adjust the policy premium from an estimate to actual. Contractor liability policy premium tends to vary with local construction activity as well as changes in the nature of the contractor’s operations. The decline in construction related activity and failing businesses in the construction industry caused by the weak California economy has impacted both the volume of premium for the contractor in-force book of business (as well as reducing related exposures) and the related audit premium on expiring policies. Audits, primarily of construction related policies, generated return premium of $3.7 million in 2009, representing a decline of $1.1 million as compared to $2.6 million of return audit premium generated in 2008.

Despite the competitive market conditions and weakened economy, the Group’s policy retention on renewal has been favorable across most product lines and the Group has been able to grow its policy count, aided through the introduction of new products. In the fourth quarter of 2008, a new Business Owners Policy for California risks was introduced. This product targets small to medium sized businesses, which have been shown to be somewhat less price sensitive and demonstrate higher renewal retention than larger accounts. In 2009, a new contracting product which specializes in covering artisan contractors was introduced in Arizona and California. Artisan contractors primarily provide repair and maintenance services, and this segment tends to experience less severe market fluctuations compared to the construction industry.

Net Investment Income is discussed below.

2009 vs. 2008 Investment Income and Realized Gains	2009	2008	Change	% Change
	(In thousands)
Fixed income securities	$15,949	$14,871	$1,078	7.2%
Dividends	283	351	(68)	(19.4	) %
Cash, cash equivalents & other	159	473	(314)	(66.4	) %
Gross investment income	16,391	15,695	696	4.4%
Investment expenses	2,193	1,759	434	24.7%
Net investment income	$14,198	$13,936	$262	1.9%

Net realized (losses)/gains - fixed income securities	$(293)	$(3,832)	$3,539	N/M
Net realized gains/(losses) - equity securities	395	(1,740)	2,135	N/M
Mark-to-market valuation gain/(loss) for interest rate swaps	519	(1,500)	2,019	N/M
Net realized gains/(losses)	$621	$(7,072)	$7,693	N/M

(N/M means “not meaningful”)

In 2009 net investment income increased $0.3 million, or 1.9%, to $14.2 million, as compared to $13.9 million in 2008. This increase was driven by an increase in cash and invested assets driven by operating cash flow, including the benefits of the 2009 and 2008 reinsurance agreement changes, which result in less premium being ceded to reinsurers.

In 2009 investment income on fixed income securities increased $1.1 million, or 7.2%, to $15.9 million, as compared to $14.8 million in 2008. This was driven by an increase in the average investments held in fixed income securities, and a focus on expanding our corporate and industrial sector fixed income holdings. Our tax equivalent yield (yield adjusted for tax-benefit received on tax-exempt securities) on fixed income securities increased slightly to 5.14% in 2009, as compared to 5.06% in 2008.

Dividend income declined 19.4% to $283,000 in 2009, as compared to $351,000 in 2008, due to a reduction in the size of our equities portfolio since 2008.  Interest income on cash and cash equivalents declined $314,000, or 66.4%, to $159,000 in 2009, as compared to $473,000 in 2008, primarily as a result of extremely low short term yields in 2009. Investment expenses increased $434,000 to $2.2 million in 2009, from $1.8 million in 2008.

Net realized investment gains amounted to $0.6 million in 2009, as compared to a realized loss of $7.1 million in 2008. The Group had gains on the sales of securities of $0.9 million and $0.6 million, and write-downs of other than temporary impairments of $0.8 million and $6.2 million, in 2009 and 2008, respectively. The Group also recorded a gain on the mark-to-market of interest rate swaps in 2009 of $0.5 million, and a loss in 2008 of $1.5 million. We have three ongoing interest rate swap agreements to hedge against interest rate risk on our floating rate trust preferred securities obligations. The estimated fair value of the interest rates swaps is obtained from the third-party financial institution counterparty. We mark the investments to market using these valuations and record the change in the economic value of the interest rate swaps as a realized gain or loss in the consolidated statement of earnings. See also the discussion of other than temporary impairments on investment securities in the “Critical Accounting Policies” section.

Fixed income investments represent 97.5% of invested assets.  As of December 31, 2009, the fixed income portfolio consists of 99% investment grade securities, with 1% non-investment grade rated securities, which includes three corporate securities held with a combined market value of $1.3 million, three asset-backed securities held with a combined market value of $0.6 million, one mortgage-backed security with a market value of $0.1 million, and one small tax-exempt municipal bond.  The fixed income portfolio has an average rating of Aa3/AA and an average tax equivalent book yield of 5.14%.

Among our portfolio holdings, the only direct subprime exposure consists of asset-backed securities (ABS) within the home equity subsector.  The ABS home equity subsector totaled $0.5 million on December 31, 2009, representing 3.21% of the ABS holdings and 0.14% of total fixed income portfolio holdings.  The subprime related exposure consists of three individual securities, of which two are insured by monolines against default of principal and interest.  However, since FGIC is no longer rated and AMBAC has been downgraded to Caa2/CC, the two insured securities are now rated according to the higher of the underlying collateral or the monoline rating.  One bond is rated Ba3/BB while the other is rated Caa2/CCC.  With regard to the remaining security without monoline insurance, it is rated A3/B by Moody’s and S&P, respectively.

The estimated fair value and unrealized loss for securities in a temporary unrealized loss position as of December 31, 2009 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
U.S. Treasury securities and
obligations of U.S.
government corporations
and agencies	$4,571	$52	$-	$-	$4,571	$52
Obligations of states and
political subdivisions	1,889	61	1,478	95	3,367	156
Corporate securities	18,561	256	460	36	19,021	292
Mortgage-backed securities	768	8	256	3	1,024	11
Total fixed maturities	25,789	377	2,194	134	27,983	511
Total equity securities	349	25	388	8	737	33
Total securities in a
temporary unrealized loss
position	$26,138	$402	$2,582	$142	$28,720	$544

Fixed maturity investments with unrealized losses for less than twelve months are primarily due to changes in the interest rate environment.  At December 31, 2009 the Group has 3 fixed maturity securities with unrealized losses for more than twelve months.  Of the 3 securities with unrealized losses for more than twelve months, all of them have fair values of no less than 92% of book value. The Group does not believe these declines are other than temporary due to the credit quality of the holdings. We currently have no intention or expectation that we will have to sell these securities before recovery.

There are 4 common stock securities that are in an unrealized loss position at December 31, 2009.  All of these securities have been in an unrealized loss position for less than 6 months.  There is one preferred stock security that has been in an unrealized loss position for more than twelve months.  The Group does not believe these declines are other than temporary as a result of reviewing the circumstances of each such security in an unrealized loss position.  The Group currently has the ability and intent to hold these securities until recovery.

The following table summarizes the period of time that equity securities sold at a loss during 2009 had been in a continuous unrealized loss position:

	Fair
	Value on	Realized
Period of Time in an Unrealized Loss Position	Sale Date	Loss
	(In thousands)
0-6 months	$789	$187
7-12 months	-	-
More than 12 months	-	-
Total	$789	$187

The equity securities sold at a loss had been expected to appreciate in value, but were sold due to a desire to reduce exposure to certain issuers and industries or in light of difficult economic conditions.

Results of our Commercial Lines segment were as follows:

2009 vs. 2008 Commercial Lines (CL)	2009	2008	Change		% Change
	(Dollars in thousands)
CL Direct premiums written	$131,514	$143,280	$(11,766)		(8.2	) %
CL Net premiums written	$118,410	$127,418	$(9,008)		(7.1	) %
CL Net premiums earned	$120,871	$132,425	$(11,554)		(8.7	) %

CL Loss/ LAE expense ratio (GAAP)	60.0%	61.3%	(1.3	) %
CL Expense ratio (GAAP)	36.4%	35.5%	0.9%
CL Combined ratio (GAAP)	96.4%	96.8%	(0.4	) %

In 2009 our commercial lines direct premiums written decreased by $11.8 million, or 8.2%, to $131.5 million, as compared to direct premium written in 2008 of $143.3 million.  The decline in direct premiums written is attributed to several factors, including a decline in construction related activity due to a weak economy, increased negative audit premium on our contractors book, increased competition on large accounts, and increased competition in the California contractor market and the east coast habitational market.  Our California contractors book reflects the significant decrease in new construction activity in the California construction market. Since the insurance premiums for these contractors generally reflect their level of economic activity, the average premium per policy has fallen as the insured’s business has contracted, resulting in lower insurance exposures for these contractors. The retention levels in this book remain attractive, and policy count is up year-over-year, despite the decline in direct premiums written. See additional discussion above in the “2009 vs. 2008 Revenue” discussion.

In 2009 our commercial lines net premiums earned decreased by $11.6 million, or 8.7%, to $120.8 million, as compared to net premiums earned in 2008 of $132.4 million. The decrease in net premiums earned was caused by the 8.2% decline in direct premiums written, offset by the positive impact on net premiums written of the change in our reinsurance structure as described above. Contributing to the decline in net premiums earned was the increase in the negative audit premium discussed above, which is earned immediately upon booking.

In the commercial lines segment for 2009 we had underwriting income of $4.3 million, a slight increase from the underwriting income of $4.2 million in 2008, a GAAP combined ratio of 96.4%, a GAAP loss and loss adjustment expense ratio of 60.0% and a GAAP underwriting expense ratio of 36.4%, compared to a GAAP combined ratio of 96.8%, a GAAP loss and loss adjustment expense ratio of 61.3% and a GAAP underwriting expense ratio of 35.5% in 2008.  Our commercial lines loss ratio for 2009 reflects a lower level of adverse prior year loss reserve development.

One of our strategies in this market is to introduce new products leveraging our core skills. In the fourth quarter of 2008, a new Business Owners Policy for California risks was introduced.  This product targets small to medium sized businesses, which have been shown to be somewhat less price sensitive and demonstrating higher renewal retention than larger accounts. This product also helps to balance FPIC’s business between property and casualty exposures. In 2009, a new contracting product which specializes in covering artisan contractors was introduced in Arizona and California, and is being developed for Nevada and Oregon with a targeted introduction in early 2010. Artisan contractors primarily provide repair and maintenance services, and this segment tends to experience less severe market fluctuations compared to the construction industry. During 2009, a new Garage Program was introduced in New Jersey and Pennsylvania, which targets repair shops, auto body shops, and gas stations.

Results of our Personal Lines segment were as follows:

2009 vs. 2008 Personal Lines (PL)	2009	2008	Change		% Change
	(Dollars in thousands)
PL Direct premiums written	$21,531	$22,097	$(566)		(2.6	) %
PL Net premiums written	$19,420	$19,934	$(514)		(2.6	) %
PL Net premiums earned	$19,542	$20,152	$(610)		(3.0	) %

PL Loss/ LAE expense ratio (GAAP)	69.4%	69.5%	(0.1	) %
PL Expense ratio (GAAP)	35.5%	37.6%	(2.1	) %
PL Combined ratio (GAAP)	104.9%	107.1%	(2.2	) %

Personal lines direct premiums written declined to $21.5 million in 2009 as compared to $22.1 million in 2008, representing a decline of $0.6 million or 2.6%.  Our personal lines have also been impacted by increased competition, as in the case of our commercial lines.

In the personal lines segment for 2009 we had an underwriting loss of $1.0 million, a GAAP combined ratio of 104.9%, a GAAP loss and loss adjustment expense ratio of 69.4% and a GAAP underwriting expense ratio of 35.5%, compared to an underwriting loss of $1.4 million, a GAAP combined ratio of 107.1%, a GAAP loss and loss adjustment expense ratio of 69.5% and a GAAP underwriting expense ratio of 37.6% in 2008.

During 2009 we introduced a new on-line system for Homeowners policies. It enables agents to quote, bind and service Homeowners policies in New Jersey and Pennsylvania.

Underwriting Expenses and the Expense Ratio is discussed below.

2009 vs. 2008 Expenses and Expense Ratio	2009	2008	Change	% Change
	(Dollars in thousands)
Amortization of Deferred Acquisition Costs	$38,805	$41,684	$(2,879)	(6.9	) %
As a % of net premiums earned	27.6%	27.3%	0.3%
Other underwriting expenses	12,090	12,851	(761)	(5.9	) %
Total expenses excluding losses/ LAE	$50,895	$54,535	$(3,640)	(6.7	) %
Underwriting expense ratio	36.3%	35.7%	0.6%

Underwriting expenses decreased by $3.6 million, or 6.7%, to $50.9 million in 2009, as compared to $54.5 million in 2008. The decrease in underwriting expenses primarily reflects a decrease in the amortization of deferred acquisition costs in 2009. The amortization of deferred acquisition costs decreased in 2009 as compared to 2008 due in part to the decrease in net earned premiums. In addition, in the fourth quarter of 2008 the Group undertook a significant expense reduction program, resulting in significant cost reductions which are reflected in lower other underwriting expenses in 2009 and, subject to the deferred acquisition cost methodology, to some extent in 2009 amortization of deferred acquisition costs. Underwriting expenses also reflect lower share-based compensation expense and lower contingent commission expense.

2009 vs. 2008 Income Taxes	2009	2008	Change		% Change
	(Dollars in thousands)
Income before income taxes	$18,852	$10,390	$8,462		81.4%
Income taxes	5,031	2,156	2,875		133.3%
Net income	$13,821	$8,234	$5,587		67.9%
Effective tax rate	26.7%	20.8%	(5.9	) %

Federal income tax expense was $5.0 million and $2.2 million for 2009 and 2008, respectively.  The effective tax rate was 26.7% and 20.8% for 2009 and 2008, respectively. The 2009 effective tax rate was higher than that of 2008 because the 2009 pre-tax income was not impacted by the significant level of other than temporary investment impairments reflected in the 2008 pre-tax income, and by the fact that tax-advantaged income was slightly lower in 2009.

YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007

The components of income for 2008 and 2007, and the change and percentage change from year to year, are shown in the charts below.  The accompanying narrative refers to the statistical information displayed in the chart immediately above the narrative.

2008 vs. 2007 Income	2008	2007	Change	% Change
	(Dollars in thousands)
Commercial lines underwriting income	$4,246	$5,964	$(1,718)	(28.8	) %
Personal lines underwriting (loss) income	(1,423)	234	(1,657)	N/M
Total underwriting income	2,823	6,198	(3,375)	(54.5	) %
Net investment income	13,936	13,053	883	6.8%
Net realized investment (losses) /gains	(7,072)	24	(7,096)	N/M
Other	2,021	1,929	92	4.8%
Interest expense	(1,318)	(1,215)	(103)	8.5%
Income before income taxes	10,390	19,989	(9,599)	(48.0	) %
Income taxes	2,156	5,754	(3,598)	(62.5	) %
Net Income	$8,234	$14,235	$(6,001)	(42.2	) %

Loss/ LAE ratio (GAAP)	62.4%	62.2%	0.2%
Underwriting expense ratio (GAAP)	35.7%	33.6%	2.1%
Combined ratio (GAAP)	98.1%	95.8%	2.3%

Loss/ LAE ratio (Statutory)	62.4%	62.2%	0.2%
Underwriting expense ratio (Statutory)	36.1%	32.2%	3.9%
Combined ratio (Statutory)	98.5%	94.4%	4.1%
________________
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

2008 vs. 2007 Revenue	2008	2007	Change	% Change
	(In thousands)
Direct premiums written	$165,377	$182,907	$(17,530)	(9.6)%
Net premiums written	147,352	159,667	(12,315)	(7.7)%
Net premiums earned	152,577	146,675	5,902	4.0%
Net investment income	13,936	13,053	883	6.8%
Net realized investment (losses) / gains	(7,072)	24	(7,096)	N/M
Other revenue	2,021	1,929	92	4.8%
Total revenue	$161,462	$161,681	$(219)	(0.1)%

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

In the fourth quarter of 2008, a new Business Owners Policy for California risks was introduced.  This product targets small to medium sized businesses, which have been shown to be somewhat less price sensitive than larger accounts. This product also helps to balance FPIC’s business between property and casualty exposures. Additionally, a new contracting product which specializes in covering artisan contractors was introduced in  2009 in Arizona and California, and is being developed for introduction in Nevada and Oregon in 2010. Artisan contractors primarily provide repair and maintenance services, and this segment tends to experience less severe market fluctuations compared to the real estate construction industry.

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

Growth in Net Investment Income is discussed below.

2008 vs. 2007 Investment Income and Realized Gains	2008	2007	Change	% Change
	(In thousands)
Fixed income securities	$14,871	$13,356	$1,515	11.3%
Dividends	351	319	32	10.0%
Cash, cash equivalents & other	473	1,442	(969)	(67.2	) %
Gross investment income	15,695	15,117	578	3.8%
Investment expenses	1,759	2,064	(305)	(14.8	) %
Net investment income	$13,936	$13,053	$883	6.8%

Net realized losses - fixed income securities	$(3,832)	$-	$(3,832)	N/M
Net realized (losses) / gains - equity securities	(1,740)	798	(2,538)	N/M
Mark-to-market valuation for interest rate swaps	(1,500)	(774)	(726)	N/M
Net realized (losses) / gains	$(7,072)	$24	$(7,096)	N/M
______________
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

The following table summarizes the period of time that equity securities sold at a loss during 2008 had been in a continuous unrealized loss position:

	Fair
	Value on	Realized
Period of Time in an Unrealized Loss Position	Sale Date	Loss
	(In thousands)
0-6 months	$1,544	$986
7-12 months	118	54
More than 12 months	-	-
Total	$1,662	$1,040

The equity securities sold at a loss had been expected to appreciate in value, but due to unforeseen circumstances were sold so that sale proceeds could be reinvested.  Securities were sold due to a desire to reduce exposure to certain issuers and industries or in light of unforeseen economic conditions.

Results of our Commercial Lines segment were as follows:

2008 vs. 2007 Commercial Lines (CL)	2008	2007	Change	% Change
	(Dollars in thousands)
CL Direct premiums written	$143,280	$160,030	$(16,750)	(10.5	) %
CL Net premiums written	$127,418	$139,359	$(11,941)	(8.6	) %
CL Net premiums earned	$132,425	$125,427	$6,998	5.6%

CL Loss/ LAE expense ratio (GAAP)	61.3%	60.8%	0.5%
CL Expense ratio (GAAP)	35.5%	34.4%	1.1%
CL Combined ratio (GAAP)	96.8%	95.2%	1.6%

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

Results of our Personal Lines segment were as follows:

2008 vs. 2007 Personal Lines (PL)	2008	2007	Change		% Change
	(Dollars in thousands)
PL Direct premiums written	$22,097	$22,877	$(780)		(3.4	) %
PL Net premiums written	$19,934	$20,308	$(374)		(1.8	) %
PL Net premiums earned	$20,152	$21,248	$(1,096)		(5.2	) %

PL Loss/ LAE expense ratio (GAAP)	69.5%	70.1%	(0.6	) %
PL Expense ratio (GAAP)	37.6%	28.8%	8.8%
PL Combined ratio (GAAP)	107.1%	98.9%	8.2%

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

Underwriting Expenses and the Expense Ratio is discussed below.

2008 vs. 2007 Expenses and Expense Ratio	2008	2007	Change	% Change
	(Dollars in thousands)
Amortization of Deferred Acquisition Costs	$41,684	$38,763	$2,921	7.5%
As a % of net premiums earned	27.3%	26.4%	0.9%
Other underwriting expenses	12,851	10,528	2,323	22.1%
Total expenses excluding losses/ LAE	$54,535	$49,291	$5,244	10.6%
Underwriting expense ratio	35.7%	33.6%	2.1%

Underwriting expenses increased by $5.2 million, or 10.6%, to $54.5 million in 2008, as compared to $49.3 million in 2007. The increase in underwriting expenses primarily reflects an increase in the amortization of deferred acquisition costs in 2008 and the inclusion in 2007 of the non-recurring retaliatory tax refund, which reduced other underwriting expenses by $3.6 million in 2007.  The amortization of deferred acquisition costs increased in 2008 as compared to 2007 due to the increase in net earned premiums.  Underwriting expenses also reflect lower share-based compensation expense and lower net contingent commission expense.  Lastly, underwriting expenses are impacted by the previously discussed changes in the 2008 and 2007 reinsurance program whereby less ceded premium is being recorded and accordingly less ceding commission is received, which increases underwriting expenses and net acquisition costs.

2008 vs. 2007 Income Taxes	2008	2007	Change	% Change
	(Dollars in thousands)
Income before income taxes	$10,390	$19,989	$(9,599)	(48.0)%
Income taxes	2,156	5,754	(3,598)	(62.5)%
Net income	$8,234	$14,235	$(6,001)	(42.2)%
Effective tax rate	20.8%	28.8%	8.0%

Federal income tax expense was $2.2 million and $5.8 million for 2008 and 2007, respectively.  The effective tax rate was 20.8% and 28.8% for 2008 and 2007, respectively.  The 2007 effective tax rate was impacted by an unusually high amount of taxable income in the period caused by the retaliatory tax refund, which increased the effective tax rate.  The 2008 effective tax rate was impacted by the higher level of other than temporary investment impairments, which caused tax-advantaged income (municipal bond interest) to represent a higher proportion of income, reducing the effective tax rate.

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

The principal source of liquidity for the Holding Company (which has modest expenses and does not currently, or for the foreseeable future, need a significant regular source of cash flow to cover these expenses other than its debt service on its indebtedness to MIC, its quarterly dividend to shareholders, and the funding necessary for any stock repurchases pursuant to the currently authorized stock repurchase program) is dividend payments and other fees received from the insurance subsidiaries, and payments it receives on the 10-year note it received from the ESOP (see below) when the ESOP purchased shares at the time of the conversion from a mutual to a stock form of organization (the “Conversion”). The Holding Company also has access to an existing credit line under which it can draw up to $7.5 million dollars, of which $3.0 million was drawn upon at December 31, 2009.

On April 16, 2008, the Holding Company was authorized by the Board of Directors to repurchase, at management’s discretion, up to 5% of its outstanding stock. Any such purchases will be funded by the Holding Company’s existing resources, dividends from subsidiaries, or the credit line, or any combination of these resources.  As of December 31, 2009, the Holding Company had purchased, pursuant to the authority granted by the Board on April 16, 2008, a total of 123,300 shares of outstanding stock at an average cost of $15.89 per share, and is holding the stock as treasury stock.  In addition, 1,303 and 1,659 shares of stock were repurchased from employees in 2009 and 2008, respectively, in order to pay the required tax withholdings on the vesting of restricted stock under the stock incentive plan.

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

Additionally, there is a covenant in the Group’s line of credit agreement that requires the Group to maintain at least 50% of its insurance companies’ capacity to pay dividends without pre-approval by state regulatory authorities.

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

MIG began paying quarterly dividends of $0.05 per common share in the second quarter of 2006.  On April 16, 2008, MIG’s Board of Directors increased the quarterly dividend from $0.05 per share of common stock to $0.075 per share of common stock, effective with the payment of the June 27, 2008 dividend.  The amount of dividends paid during 2009 and 2008 totaled $1.9 million and $1.7 million, respectively.  The shareholder dividend was funded from the Group’s insurance companies, for which approval was sought and received (where necessary) from each of the insurance companies’ primary regulators.

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

The Group adopted a stock-based incentive plan at its 2004 annual meeting of shareholders. Pursuant to that plan, the Group may issue a total of 876,555 shares, which amount will increase automatically each year by 1% of the number of shares outstanding at the end of the preceding year. At December 31, 2009, the shares authorized under the plan have been increased under this provision to 1,206,091 shares.  During 2009, the Group made no grants of restricted stock, incentive stock options and non-qualified stock options.  There were 10,000 stock options which expired unexercised in 2009.

Total assets increased 5%, or $26.4 million, to $595.4 million, at December 31, 2009, as compared to $569.0 million at December 31, 2008.  The Group’s cash and invested assets increased $33.5 million or 9%, primarily due to net cash provided by operating activities. Premiums receivable increased $2.2 million or 7%, primarily due to timing differences in the recording and collecting of premium.  Reinsurance receivables decreased $6.8 million or 8%, reflecting the decrease in ceded loss and loss adjustment expense reserves.  Prepaid reinsurance premiums decreased $1.2 million or 17%, principally due to changes in certain of the Group’s reinsurance contracts, whereby fewer unearned premium reserves are ceded.  Property and equipment increased $5.4 million, or 33%, due primarily to construction of a new building in Rocklin, California, as well as capitalization of internally developed software costs.  Additionally, the deferred income tax asset decreased $4.9 million or 50%, due to the change in deferred taxes on the unrealized gains on securities as well as changes in a variety of temporary differences items.

Total liabilities increased 1% or $3.4 million, to $435.1 million at December 31, 2009 as compared to $431.7 million at December 31, 2008, primarily as a result of the increases in loss and loss adjustment expense reserves of $7.3 million or 2%, and other reinsurance balances of $0.9 million or 8%, offset by declines in unearned premiums of $3.8 million or 5%, and accounts payable and accrued expenses of $1.1 million or 9%.  The unearned premiums decline primarily reflected the reduction in written premiums.  Accounts payable and accrued expenses declined primarily due to cost saving measures reducing operating expenses.  Other reinsurance balances increased primarily as a result of increased contingent ceding commissions payable on reinsurance contracts.

Total stockholders’ equity increased $22.9 million or 17%, to $160.2 million, at December 31, 2009, from $137.3 million at December 31, 2008, primarily due to net income of $13.8 million, changes in unrealized holding gains and losses on securities of $9.8 million, stock compensation plan amortization of $0.3 million, and ESOP shares committed to be allocated to participants of $1.0 million, offset by stockholder dividends of $1.9 million and changes in valuation for the defined benefit pension plan of $0.1 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued guidance  on how in a business combination an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree.  In addition, it provides revised guidance on the recognition and measurement of goodwill acquired in the business combination, and provides guidance specific to the recognition, classification, and measurement of assets and liabilities related to insurance and reinsurance contracts acquired in a business combination.  The guidance applies to business combinations for acquisitions occurring on or after January 1, 2009, and accordingly does not impact the Group’s previous transactions involving purchase accounting.

In February 2008, the FASB provided guidance which delayed the application fair value measurement until January 1, 2009 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. The delayed application did not have a material impact on the Group’s results of operations, financial condition, or liquidity.

In March 2008, the FASB issued guidance changing the disclosure requirements for derivative instruments and hedging activities and specifically requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The guidance is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The guidance did not have a material effect on the Group’s disclosures.

In April 2009, the FASB issued guidance relating to required disclosures concerning the fair value of financial instruments when a publicly traded company issues financial information for interim reporting periods. The requirements are effective for interim reporting periods ending after June 15, 2009. The disclosures required by the guidance have been included in the notes to the consolidated financial statements.

In April 2009, the FASB issued guidance which changes the amount determined to be an other-than-temporary impairment when there are non-credit losses on a debt security which management does not intend to sell and for which it is more-likely-than-not the entity will not have to sell the security prior to recovery of the non-credit impairment. In these situations, the portion of the total impairment that is related to the credit loss would be recognized as a charge against earnings, and the remaining portion would be included in other comprehensive income. These pronouncements are effective for interim and annual reporting periods ending after June 15, 2009. The guidance also required the Group to analyze securities held as of the adoption date which were the subject of previous other-than-temporary impairment charges in order to determine a cumulative effect adjustment to the opening balance of retained earnings and other comprehensive income at adoption. The Group reviewed the securities held prior to adoption which were the subject of previous other-than-temporary impairment charges, and concluded that no material amount of non-credit impairment had been previously recognized. Adoption did not have a material impact on the Group’s results of operations, financial condition, or liquidity.

In April 2009, the FASB issued guidance which addresses the factors that determine whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared to the normal market activity. This guidance provides that if it has been determined that the volume and level of activity has significantly decreased and that transactions are not orderly, further analysis is required and significant adjustments to the quoted prices or transactions might be needed. The guidance is effective for interim and annual reporting periods ending after June 15, 2009. Adoption did not have a material impact on the Group’s results of operations, financial condition, or liquidity.

In May 2009, the FASB issued guidance which establishes the standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This Statement also requires the disclosure of the date through which subsequent events have been evaluated. The Company adopted this standard and performed a review of subsequent events through the date of issuance of these financial statements, March 16, 2010, in evaluating the need for disclosure. The guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance that establishes the FASB Accounting Standards Codification as the source of authoritative GAAP for nongovernmental entities. The Codification will supersede all existing non-SEC accounting and reporting standards. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As the Codification will not change existing GAAP, the guidance will not have an impact on our financial condition or results of operations but will change the way the Company refers to GAAP accounting standards.

In August 2009, the FASB issued guidance related to fair value measurements and disclosures for liabilities, which amends earlier guidance related to fair value measurements and disclosures. The new guidance provides clarification in circumstances where a quoted price in an active market for an identical liability is not available, and a reporting entity is required to measure fair value using one or more valuation techniques. In addition, the new guidance also addresses practical difficulties where fair value measurements based on the price that would be paid to transfer a liability to a new obligor and contractual or legal requirements that prevent such transfers from taking place. The Company adopted the new standard which became effective for the annual reporting period ended December 31, 2009. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

OFF BALANCE SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Group was not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles at December 31, 2009 that would give rise to previously undisclosed market, credit or financing risk.

The Group and its subsidiaries have no significant contractual obligations at December 31, 2009, other than their insurance obligations under their policies of insurance, trust preferred securities, a line of credit obligation, and operating lease obligations. Projected cash disbursements pertaining to these obligations at December 31, 2009, are as follows:

	Jan. 1, 2010	Jan. 1, 2011	Jan. 1, 2013	After
	to Dec. 31,	to Dec. 31,	to Dec. 31,	Dec. 31,
	2010	2012	2014	2014	Total
	(In thousands)

Gross property and casualty insurance reserves	$69,389	83,584	48,324	110,051	$311,348
Trust preferred securities, net principal outstanding	—	—	—	15,592	15,592
Interest expense relating to trust preferred securities	1,390	2,783	2,780	25,552	32,505
Line of credit	3,000	—	—	—	3,000
Operating leases	61	106	46	—	213
Total contractual obligations	$73,840	86,473	51,150	151,195	$362,658

The timing of the amounts for gross property and casualty insurance reserves are an estimate based on historical experience and expectations of future payment patterns.  However, the timing of these payments may vary significantly from the amounts stated above.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General.  Market risk is the risk that we will incur losses due to adverse changes in market rates and prices. We have exposure to three principal types of market risk through our investment activities: interest rate risk, credit risk and equity risk. Our primary market risk exposure is to changes in interest rates, although in the current difficult fixed income market we also are very concerned about credit risk. We have not entered, and do not plan to enter, into any derivative financial instruments for hedging, trading or speculative purposes, other than the interest rate swap agreements that hedge the floating rate trust preferred securities which were assumed as part of the FPIG acquisition.

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

The average duration of our fixed maturity investments, excluding mortgage-backed securities that are subject to prepayment, was approximately 4.3 years as of December 31, 2009.  As a result, the market value of our investments may fluctuate in response to changes in interest rates. In addition, we may experience investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments.

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

As a general matter, we do not attempt to match the durations of our assets with the durations of our liabilities. Instead, we ladder the maturities of our investments. Our goal is to maximize the total return on all of our investments. An important strategy that we employ to achieve this goal is to try to hold enough in cash and short-term investments in order to avoid liquidating longer-term investments to pay claims.

The table below shows the interest rate sensitivity of our fixed income financial instruments measured in terms of market value (which is equal to the carrying value for all our securities).

	As of December 31, 2009 Market Value
	-100 Basis	No Rate	+100 Basis
	Point Change	Change	Point Change
	(In thousands)

Bonds and preferred stocks	$382,498	$366,599	$350,224
Cash and cash equivalents	39,927	39,927	39,927
Total	$422,425	$406,526	$390,151

Credit Risk

As of December 31, 2009, the fixed income portfolio consists of 99% investment grade securities, with 1% non-investment grade rated securities, which includes three corporate securities held with a combined market value of $1.3 million, three asset-backed securities held with a combined market value of $0.6 million, one mortgage-backed security with a market value of $0.1 million, and one small tax-exempt municipal bond.  The fixed income portfolio has an average rating of Aa3/AA and an average tax equivalent book yield of 5.14%.

Municipal Bond Holding Exposure

The overall credit quality, based on weighted average Standard & Poor’s (S&P) ratings or equivalent when the S&P rating is not available, of the total $143 million municipal fixed income portfolio is:

•	“AA+” including insurance enhancement
•	“AA” excluding insurance enhancement
•	99% of the underlying ratings are “A-” or better
•	90% of the underlying ratings are “AA-” or better

The municipal fixed income portfolio with insurance enhancement represents $94 million, or 66% of the total municipal fixed income portfolio.

•	The average credit quality with insurance enhancement is “AA”
•	The average credit quality of the underlying, excluding insurance enhancement, is “AA”
•	Each municipal fixed income investment is evaluated based on its underlying credit fundamentals, irrespective of credit enhancement provided by bond insurers

The municipal fixed income portfolio without insurance enhancement represents $49 million, or 34% of the total municipal fixed income portfolio.

•	The average credit quality of those securities without enhancement is “AA+”

The following represents the Group’s municipal fixed income portfolio as of December 31, 2009:

	Average Credit	Market	% of Total Muni	Unrealized
	Rating	Value	Portfolio	Gain/Loss

Uninsured Securities	AA+	$49,086,825	35%	$2,275,187

Securities with Insurance Enhancement	AA	$94,206,172	65%	$4,312,393

Total		$ 143,292,997	100%	$6,587,580

The following represents the Group’s ratings on the municipal fixed income portfolio as of December 31, 2009:

	(1)		(2)		(3)		(1) + (2)		(1) + (3)
	Municipal		Municipal		Municipal		Municipal		Municipal
	Non-insured		Insured Bonds		Insured Bonds		Total Bonds		Total Bonds
	Bonds		(with insured		(with underlying		(with insured		(with underlying
			rating)		credit rating)		rating)		credit rating)

Rating	Market Value	%	Market Value	%	Market Value	%	Market Value	%	Market Value	%

AAA	$32,634,368	66.5%	$34,076,842	36.2%	$9,654,567	10.2%	$66,711,210	46.6%	$42,288,935	29.5%
AA+	2,403,200	4.9%	22,101,339	23.5%	28,492,347	30.2%	24,504,539	17.1%	30,895,547	21.6%
AA	11,232,731	22.9%	22,654,289	24.0%	28,425,402	30.2%	33,887,020	23.6%	39,658,133	27.7%
AA-	1,338,200	2.7%	11,508,481	12.2%	14,306,514	15.2%	12,846,681	9.09%	15,644,714	10.9%
A+			1,722,541	1.8%	3,410,927	3.6%	1,722,541	1.2%	3,410,927	2.4%
A	1,478,326	3.0%	1,071,140	1.1%	5,829,345	6.2%	2,549,466	1.8%	7,307,671	5.1%
A-					3,015,530	3.2%	-	0.0%	3,015,530	2.1%
BBB-			1,071,540	1.1%	1,071,540	1.1%	1,071,540	0.7%	1,071,540	0.7%

	$49,086,825		$94,206,172		$94,206,172		$143,292,997		$143,292,997

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

As of December 31, 2009, all of the Group’s municipal bonds carry an underlying rating of at least an A- or better by S&P or Moody’s, except $1 million of Puerto Rico Commonwealth bonds due in 2013. These bonds are rated Baa3/BBB-. The bonds were originally rated A3/A due to the insurance provided by the monoline insurer, FGIC. When FGIC was downgraded, the Puerto Rico municipal bonds were rated at their underlying or standalone rating of Baa3/BBB-, as FGIC was downgraded to Caa3/CC.  Both agencies have subsequently withdrawn ratings of FGIC.

Structured Product Exposure

The Group’s structured product exposure includes commercial mortgage backed securities (CMBS), residential mortgage backed securities (MBS) and asset backed securities (ABS).  The total book value, as of December 31, 2009, was $74.2 million and represented 21.3% of the total invested fixed income assets.

At year end, the single CMBS position held was equal to $0.3 million (book value), representing 0.3% of the total structured product holdings.  This CMBS security is rated Aaa/AAA by Moody’s and S&P, and is fully guaranteed by the Federal government.

MBS positions totaled $55.2 million (book value), representing 75% of the total structured product holdings. The MBS securities consist of both pass-through and collateralized mortgage obligation (CMO) structures.  The pass-throughs are all agency sponsored securities and have a Aaa/AAA rating.  Among the CMO’s, a majority are agency sponsored and as a result, also have a Aaa/AAA rating.  The non-agency backed securities represent 2.9% of the CMO holdings and 0.6% of total MBS holdings; two of the three of non-agency CMO’s have a Aaa/AAA rating by Moody’s or S&P and one security is rated CCC by S&P and unrated by Moody’s.

ABS holdings totaled $18.6 million (book value), representing 25% of the total structured product holdings. The ABS securities consist of a diversified blend of subsectors including, automobile loan and credit card receivables, equipment financing, home equity, rate reduction bonds, among other ABS.  Outside of three holdings of home equity (sub-prime) and one split rated (Aa3/AAA) automobile trust, all other ABS securities are rated Aaa/AAA by Moody’s and S&P.

The ABS home equity subsector totaled $0.5 million (book value) on December 31, 2009, representing 3.21% of the ABS holdings, 0.67% of the total structured product holdings, and 0.14% of total fixed income portfolio holdings.  The subprime related exposure consists of three individual securities, of which two are insured by monolines against default of principal and interest.  However, since FGIC is no longer rated and AMBAC has been downgraded to Caa2/CC, the two insured securities are now rated according to the higher of the underlying collateral or the monoline rating.  One bond is rated Ba3/BB while the other is rated Caa2/CCC.  With regard to the remaining security without monoline insurance, it is rated A3/B by Moody’s and S&P, respectively.

There are two sectors where the Group has indirect exposure to subprime securities.  These are the U.S. agency and investment grade corporate sectors.  As of December 31, 2009, the Group held $7.9 million (book value) of agency debentures, consisting predominately of Fannie Mae, Federal Home Loan Bank, Freddie Mac, and Federal Farm Credit Bank securities.

The second sector of the market in which the Group has indirect exposure to subprime securities is the investment grade corporate market.  As of December 31, 2009, the Group’s portfolio held $124.1 million (book value) of corporate bonds inclusive of FDIC-insured debt issued under the TLGP program.  Among the corporate credit exposure, $21 million or 17.5% of the holdings, were non-insured financial issues. While the outlook of the banking, brokerage, finance, insurance and REIT sectors of the investment grade corporate market has improved, challenges and uncertainty remain. Although some issuers, particularly banks, will continue to closely monitor and potentially increase loss reserve levels, it is expected that these issuers will continue to pay principal and interest in accordance with original terms.

Equity Risk

Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. Our exposure to changes in equity prices primarily results from our holdings of common stocks, mutual funds and other equities. Our portfolio of equity securities is carried on the balance sheet at fair value. Therefore, an adverse change in market prices of these securities would result in losses reflected in the balance sheet. Portfolio characteristics are analyzed regularly and market risk is actively managed through a variety of techniques. In accordance with accounting principles generally accepted in the United States of America, when an equity security becomes other than temporarily impaired, we record this impairment as a charge against earnings.  For the year ended December 31, 2009, we recorded a pre-tax charge to earnings of $0.4 million for write-downs of other than temporarily impaired equity securities.  See discussion of other than temporary impairments on investment securities under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.

Group and industry concentrations are monitored by the Board of Directors. At December 31, 2009, our equity portfolio made up 2.5% of the Group’s total investment portfolio. At December 31, 2009, investments in the Retail Specialty sector represented 44%, the pharmaceutical sector 19%, the financial sector 16%, while investments in energy companies and information technology companies represented 7%, and 14%, respectively, of the equity portfolio at December 31, 2009.  The table below summarizes the Group’s equity price risk and shows the effect of a hypothetical 20% increase and a 20% decrease in market prices as of December 31, 2009. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

		Estimated Fair	Hypothetical
Estimated Fair		Value After	Percentage Increase
Value of Equity		Hypothetical	(Decrease) in
Securities at	Hypothetical	Change in	Stockholders'
12/31/09	Price Change	Prices	Equity (1)
(Dollars in thousands)
$9,484	20% increase	$11,381	0.8%
$9,484	20% decrease	$7,587	(0.8%)
_________
(1)	Net of tax

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Mercer Insurance Group, Inc.

We have audited the accompanying consolidated balance sheets of Mercer Insurance Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercer Insurance Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mercer Insurance Group, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 16, 2010

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2009 and 2008
(Dollars in thousands, except share amounts)

	2009	2008
Assets
Investments, at fair value:
Fixed-income securities, available for sale, at fair value (cost $348,635 and $331,075, respectively)	$365,464	334,087
Equity securities, at fair value (cost $7,516 and $9,232, respectively)	9,484	10,203
Total investments	374,948	344,290

Cash and cash equivalents	39,927	37,043
Premiums receivable	36,405	34,165
Reinsurance receivables	79,599	86,443
Prepaid reinsurance premiums	5,871	7,096
Deferred policy acquisition costs	18,876	20,193
Accrued investment income	4,287	3,901
Property and equipment, net	21,516	16,144
Deferred income taxes	4,941	9,814
Goodwill	5,416	5,416
Other assets	3,568	4,481
Total assets	$595,354	568,986
Liabilities and Equity
Liabilities:
Losses and loss adjustment expenses	$311,348	304,000
Unearned premiums	76,601	80,408
Accounts payable and accrued expenses	12,150	13,283
Other reinsurance balances	12,386	11,509
Trust preferred securities	15,592	15,576
Advances under line of credit	3,000	3,000
Other liabilities	4,069	3,940
Total liabilities	435,146	431,716

Stockholders’ Equity:
Preferred stock, no par value, authorized 5,000,000 shares, no shares issued and outstanding	-	-
Common stock, no par value, authorized 15,000,000 shares, issued 7,074,333 shares, outstanding 6,883,498 and 6,801,095 shares	-	-
Additional paid-in capital	72,139	71,369
Accumulated other comprehensive income	12,220	2,494
Retained Earnings	86,101	74,138
Unearned ESOP shares	(1,878)	(2,505)
Treasury stock, 632,076 and 621,773 shares	(8,374)	(8,226)
Total stockholders’ equity	160,208	137,270
Total liabilities and stockholders’ equity	$595,354	568,986

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings
Years ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share data)

	2009	2008	2007
Revenue:
Net premiums earned	$140,413	152,577	146,675
Investment income, net of expenses	14,198	13,936	13,053
Net realized investment (losses) gains:
Other-than-temporary impairments (none recognized	(807)	(6,204)	(138)
in Other Comprehensive Income)
Other net realized investment gains (losses)	1,428	(868)	162
Total net realized investment gains (losses)	621	(7,072)	24
Other revenue	2,080	2,021	1,929

Total revenue	157,312	161,462	161,681

Expenses:
Losses and loss adjustment expenses	86,142	95,219	91,186
Amortization of deferred policy acquisition costs (related party amounts of $1,063, $1,141 and $1,212, respectively)	38,805	41,684	38,763
Other expenses	12,090	12,851	10,528
Interest expense	1,423	1,318	1,215

Total expenses	138,460	151,072	141,692

Income before income taxes	18,852	10,390	19,989

Income taxes	5,031	2,156	5,754

Net income	$13,821	8,234	14,235

Net income per common share:
Basic	$2.23	1.32	2.32
Diluted	$2.18	1.30	2.25

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2009, 2008 and 2007
(Dollars in thousands)

	Preferred stock	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Unearned ESOP shares	Treasury stock	Total
Balance, December 31, 2006	$-	-	68,473	2,815	54,629	(3,757)	(6,321)	115,839
Net income					14,235			14,235
Unrealized gains on securities:
Unrealized holding gains arising during period, net of related income tax expense of $1,436				2,787				2,787
Less reclassification adjustment for gains included in net income, net of related income tax expense of $271				(527)				(527)
Defined benefit pension plan, net of related income tax benefit of $92				(179)				(179)
Other comprehensive loss								2,081
Comprehensive income								16,316
Stock compensation plan amortization			1,043					1,043
Tax benefit from stock compensation plan			153					153
ESOP shares committed			549			626		1,175
Treasury stock purchased							(45)	(45)
Issuance of common stock			176					176
Dividends to shareholders					(1,251)			(1,251)
Balance, December 31, 2007	$-	-	70,394	4,896	67,613	(3,131)	(6,366)	133,406
Net income					8,234			8,234
Unrealized losses on securities:
Unrealized holding losses arising during period, net of related income tax benefit of $3,156				(6,126)				(6,126)
Less reclassification adjustment for losses included in net income, net of related income tax benefit of $1,895				3,678				3,678
Defined benefit pension plan, net of related income tax expense of $24				46				46
Other comprehensive income								(2,402)
Comprehensive income								5,832
Stock compensation plan amortization			547					547
Tax benefit from stock compensation plan			40					40
ESOP shares committed			388			626		1,014
Treasury stock purchased							(1,860)	(1,860)
Dividends to shareholders					(1,709)			(1,709)
Balance, December 31, 2008	$-	-	71,369	2,494	74,138	(2,505)	(8,226)	137,270
Net income					13,821			13,821
Unrealized gains on securities:
Unrealized holding gains arising during period, net of related income tax expense of $5,072				9,846				9,846
Less reclassification adjustment for gains included in net income, net of related income tax expense of $35				(68)				(68)
Defined benefit pension plan, net of related income tax benefit of $27				(52)				(52)
Other comprehensive income								9,726
Comprehensive income								23,547
Stock compensation plan amortization			345					345
Tax benefit from stock compensation plan			33					33
ESOP shares committed			392			627		1,019
Treasury stock purchased							(148)	(148)
Dividends to shareholders					(1,858)			(1,858)
Balance, December 31, 2009	$-	-	72,139	12,220	86,101	(1,878)	(8,374)	160,208

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2009, 2008 and 2007
(Dollars in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income	$13,821	8,234	14,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	3,168	2,232	2,135
Net amortization of premium	1,538	1,505	1,272
Amortization of restricted stock compensation	345	547	1,043
ESOP share commitment	1,019	1,014	1,175
Net realized investment losses (gains)	(621)	7,072	(24)
Deferred income tax	(137)	(907)	(967)
Change in assets and liabilities:
Premiums receivable	(2,240)	2,174	1,691
Reinsurance receivables	6,844	(2,599)	4,143
Prepaid reinsurance premiums	1,225	2,390	6,897
Deferred policy acquisition costs	1,317	335	(3,820)
Other assets	445	(2,723)	884
Losses and loss adjustment expenses	7,348	29,601	23,944
Unearned premiums	(3,807)	(7,616)	6,094
Other reinsurance balances	877	(3,225)	(9,854)
Other	(1,066)	550	1,445
Net cash provided by operating activities	30,076	38,584	50,293

Cash flows from investing activities:
Purchase of fixed income securities, available for sale	(81,850)	(57,552)	(84,640)
Purchase of equity securities	(1,793)	(3,569)	(4,188)
Sale of short-term investments, net	-	-	7,692
Sale and maturity of fixed income securities, available for sale	62,260	43,119	35,602
Sale of equity securities	4,715	3,726	3,425
Purchase of property and equipment, net	(8,551)	(5,316)	(3,255)
Net cash used in investing activities	(25,219)	(19,592)	(45,364)

Cash flows from financing activities:
Purchase of treasury stock	(148)	(1,860)	(45)
Tax benefit from stock compensation plans	33	40	153
Proceeds from issuance of common stock	-	-	176
Dividends to shareholders	(1,858)	(1,709)	(1,251)
Net cash used in financing activities	(1,973)	(3,529)	(967)

Net increase in cash and cash equivalents	2,884	15,463	3,962
Cash and cash equivalents at beginning of year	37,043	21,580	17,618
Cash and cash equivalents at end of year	$39,927	37,043	21,580

Cash paid during the year for:
Interest	$1,406	1,290	1,163
Income taxes	$4,420	3,900	5,900

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

(1)       Summary of Significant Accounting Policies

(a)           Description of Business

Mercer Insurance Group, Inc. (MIG) and subsidiaries (collectively, the Group) includes Mercer Insurance Company (MIC), its subsidiaries Mercer Insurance Company of New Jersey, Inc. (MICNJ), Franklin Insurance Company (FIC), and BICUS Services Corporation (BICUS), and Financial Pacific Insurance Group, Inc. (FPIG) and its subsidiaries Financial Pacific Insurance Company (FPIC) and Financial Pacific Insurance Agency (FPIA), which is currently inactive.  FPIG also holds an interest in three statutory business trusts that were formed for the purpose of issuing Floating Rate Capital Securities (see note 18).

The companies in the Group are operated under common management. The Group’s operating subsidiaries are licensed collectively in twenty two states, but are currently focused on doing business in six states; Arizona, California, Nevada, New Jersey, Oregon and Pennsylvania.  MIC and MICNJ write a limited amount of business in New York to support accounts in adjacent states.  FPIC holds an additional fifteen state licenses outside of the Group’s current focus area.  Currently, only direct mail surety is being written in some of these states.

The Group’s business activities are separated into three operating segments, which are commercial lines of insurance, personal lines of insurance and the investment function.  The commercial lines of business consist primarily of multi-peril and commercial auto coverage. These two commercial lines represented 60%, 62% and 64%, and 19%, 17% and 17%, respectively, of the Group’s net premiums written in 2009, 2008 and 2007. The personal lines business consists primarily of homeowners insurance in Pennsylvania and New Jersey and private passenger automobile insurance in Pennsylvania. These two personal lines represented 9%, 8% and 8%, and 4%, 4% and 4%, respectively, of the Group’s net premiums written in 2009, 2008 and 2007.

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

(c)           Use of Estimates

The preparation of the accompanying financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates include liabilities for losses and loss adjustment expenses, deferred policy acquisition costs, reinsurance, goodwill impairment, deferred income tax assets and investment valuation and assessment of other than temporary impairment of investments. Actual results could differ from those estimates.

(d)           Concentration of Risk

The Group’s business is subject to concentration risk with respect to geographic concentration. Although the Group’s operating subsidiaries are licensed collectively in twenty two states, direct premiums written for three states, California, New Jersey and Pennsylvania, constituted 52%, 30% and 9% of the 2009 direct premium written, 54%, 28% and 8% of the 2008 direct premium written, and 55%, 27%, and 7% of the 2007 direct premium written, respectively. Consequently, changes in the California, New Jersey or Pennsylvania legal, regulatory or economic environment could adversely affect the Group.

For the year ending December 31, 2009, 2008 and 2007, there were no agents in the Group that individually produced greater than 5% of the Group’s direct written premiums.

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

Interest on fixed-income securities is credited to income as it accrues on the principal amounts outstanding, adjusted for amortization of premiums and accretion of discounts computed utilizing the effective interest rate method.  Premiums and discounts on mortgage-backed securities are amortized/accreted using anticipated prepayments with changes in anticipated prepayments, which are evaluated semi-annually, accounted for prospectively.  The model used to determine anticipated prepayment assumptions for mortgage-backed securities uses separate home sale, refinancing, curtailment, and full pay-off components, derived from a variety of industry sources as determined by the Group’s third party fixed income securities manager.

Realized investment gains and losses are determined on the specific identification basis. An invested asset is considered impaired when its fair value declines below cost.  The Group recognizes as a realized investment loss any impairment of a fixed maturity investment which is determined to be other-than-temporarily impaired because the present value of future cash flows expected to be collected from the security is less than the amortized cost of the security (i.e. a credit loss exists) or where the Group intends to sell or more-likely-than-not will be required to sell the security prior to recovering the security’s amortized cost basis.  Impaired equity securities are other-than-temporarily impaired when it becomes apparent that the Group will not recover its cost over a reasonable period of time, in which case the impairment is recorded as a realized investment loss. Factors considered in determining whether a credit loss exists and over what period of time the security is expected to recover include the length of time and the extent to which fair value has been below cost, adverse conditions specifically related to the security, the industry or the geographic area, the financial condition and near-term prospects of the issuer, analysis and guidance provided by rating agencies and analysts, and changes in fair value subsequent to the balance sheet date.  Where a realized investment loss is recognized for an impairment, the cost basis of the security is written down to fair value. Where a fixed income security is impaired and the impairment is not attributable to credit issues, this impairment loss, or portion of a larger impairment loss, is included within other comprehensive income. Subsequent recoveries in the fair value of other-than-temporarily impaired securities are recognized at disposition.

 (f)           Cash and Cash Equivalents

Cash and cash equivalents are carried at cost which approximates fair value. The Group considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Cash and cash equivalents as of December 31, 2009 and 2008 include restricted cash of $57 and $264, respectively, consisting of funds held for surety bonds.

(g)           Fair Values of Financial Instruments

The Group has used the following methods and assumptions in estimating its fair values:

Investments – The fair values for fixed-income securities available for sale are based on readily observable market data for similar securities or valuations based on models where significant inputs are observable. If not available, fair values are based on values obtained from investment brokers. Fair values for marketable equity securities are based on quoted market prices.

Cash and cash equivalents – The carrying amounts reported in the consolidated balance sheet approximate their fair values.

Premium and reinsurance receivables – The carrying amounts reported in the consolidated balance sheet for these instruments approximate their fair values.

Trust preferred securities and line of credit obligations – The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair values.

Interest rate swaps - The estimated fair value of the interest rate swaps is based on valuations received from the financial institution counterparties.

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

The Group applies the provisions of Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” to account for internally developed computer software costs. In accordance with SOP 98-1, the Group has capitalized $2,067, $4,530 and $2,499 in software development costs, respectively, in 2009, 2008 and 2007.  These costs are amortized over their useful lives, ranging from three to five years, from the dates the systems technology becomes operational. At December 31, 2009 and 2008, the unamortized cost of capitalized software was $7,615 and $7,556, respectively.

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

The Group recognizes the expense in its financial statements based on the fair value of the grants on the grant date. The after-tax compensation expense recorded in the consolidated statements of earnings for stock options (net of forfeitures) for the years ended December 31, 2009, 2008 and 2007 was $166, $234, and $439 respectively.  The after-tax compensation expense recorded in the consolidated statements of earnings for restricted stock (net of forfeitures) for the years ended December 31, 2009, 2008, and 2007 was $110, $195, and $336 respectively.

As of December 31, 2009, the Group has $0.1 million of unrecognized total compensation cost related to non-vested stock options and restricted stock.  That cost will be recognized over the remaining weighted-average vesting period of 1.0 years, based on the estimated grant date fair value.

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

(o)           Goodwill and Intangible Assets

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Group determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Group has two reporting units with goodwill as of December 31, 2009 and 2008. The Group performed the annual impairment tests as of December 31, 2009 and 2008, and the results indicated that the fair value of the reporting units exceeded their carrying amounts.

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

(r)           Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued guidance  on how in a business combination an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree.  In addition, it provides revised guidance on the recognition and measurement of goodwill acquired in the business combination, and provides guidance specific to the recognition, classification, and measurement of assets and liabilities related to insurance and reinsurance contracts acquired in a business combination.  The guidance applies to business combinations for acquisitions occurring on or after January 1, 2009, and accordingly does not impact the Group’s previous transactions involving purchase accounting.

In February 2008, the FASB provided guidance which delayed the application of fair value measurement until January 1, 2009 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. The delayed application did not have a material impact on the Group’s results of operations, financial condition, or liquidity.

In March 2008, the FASB issued guidance changing the disclosure requirements for derivative instruments and hedging activities and specifically requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The guidance is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The guidance did not have a material effect on the Group’s disclosures.

In April 2009, the FASB issued guidance relating to required disclosures concerning the fair value of financial instruments when a publicly traded company issues financial information for interim reporting periods. The requirements are effective for interim reporting periods ending after June 15, 2009.

In April 2009, the FASB issued guidance modifying the requirements for recognizing other-than-temporarily impaired debt securities and significantly changes the existing impairment model for such securities. This guidance also modifies the presentation of other-than-temporary impairment losses. Such modifications include changing the amount of the other-than-temporary impairment that is recognized in earnings when there are credit losses on a debt security that the entity does not intend to sell and it is not more-likely-than-not that the entity will be required to sell prior to recovery.  In these situations, the portion of the total impairment that is related to the credit loss would be recognized as a charge against operations, and the remaining portion would be included in other comprehensive income.  The guidance also increases the frequency of and expands already required disclosures about the other-than-temporary impairment of debt and equity securities. This guidance is effective for fiscal years ending after June 15, 2009.

As of the beginning of the period of adoption of this guidance, entities are required to recognize a cumulative-effect adjustment to reclassify the non-credit component of a previously recognized other-than-temporary impairment loss from beginning retained earnings to beginning accumulated other comprehensive income if the entity does not intend to sell the security and it is not more-likely-than-not that the entity will be required to sell the security before recovery.

The Group adopted this guidance as of January 1, 2009.  As the Group did not hold any debt securities at January 1, 2009 that were the subject of previous other than temporary impairment charges which were non-credit in nature, the adoption of this guidance did not result in the recognition of a cumulative-effect adjustment. Adoption of this guidance did not have a material impact to the Group’s results of operations, financial condition, or liquidity.  In April 2009, the FASB issued guidance which addresses the factors that determine whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared to the normal market activity. This guidance provides that if it has been determined that the volume and level of activity has significantly decreased and that transactions are not orderly, further analysis is required and significant adjustments to the quoted prices or transactions might be needed. The guidance is effective for interim and annual reporting periods ending after June 15, 2009. Adoption did not have a material impact on the Group’s results of operations, financial condition, or liquidity.

In May 2009, the FASB issued guidance which establishes the standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company adopted this standard, which did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance that establishes the FASB Accounting Standards Codification as the source of authoritative GAAP for nongovernmental entities. The Codification will supersede all existing non-SEC accounting and reporting standards. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As the Codification will not change existing GAAP, the guidance will not have an impact on our financial condition or results of operations but will change the way the Company refers to GAAP accounting standards.

In August 2009, the FASB issued guidance related to fair value measurements and disclosures for liabilities, which amends earlier guidance related to fair value measurements and disclosures. The new guidance provides clarification in circumstances where a quoted price in an active market for an identical liability is not available, and a reporting entity is required to measure fair value using one or more valuation techniques. In addition, the new guidance also addresses practical difficulties where fair value measurements based on the price that would be paid to transfer a liability to a new obligor and contractual or legal requirements that prevent such transfers from taking place. The Company adopted the new standard which became effective for the annual reporting period ended December 31, 2009. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

(2)	INVESTMENTS

Net investment income, net realized investment gains (losses), and change in unrealized gains (losses) on investment securities are as follows.

Net investment income and net realized investment gains (losses):

	2009	2008	2007
Investment income:
Fixed income securities	$15,949	14,871	13,356
Equity securities	283	351	319
Cash and equivalents	86	369	613
Other	73	104	829
Gross investment income	16,391	15,695	15,117
Less investment expenses	2,193	1,759	2,064
Net investment income	14,198	13,936	13,053
Net realized gains (losses):
Fixed income securities	(293)	(3,832)	-
Equity securities, net	395	(1,740)	798
Mark-to-market valuation for interest rate swaps	519	(1,500)	(774)
Net realized investment gains (losses)	621	(7,072)	24
Net investment income and net realized investment gains	$14,819	6,864	13,077

Investment expenses include salaries, advisory fees and other miscellaneous expenses attributable to the maintenance of investment activities.

The changes in net unrealized gains (losses) of securities are as follows:

	2009	2008	2007
Fixed-income securities	$13,817	752	3,575
Equity securities	997	(4,459)	(152)
	$14,814	(3,707)	3,423

The cost and estimated market value of available-for-sale fixed-income and equity investment securities at December 31, 2009 and 2008 are shown below.

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost (1)	Gains	Losses	Value
2009
Fixed-income securities, available for sale:
U.S. government and government agencies (2)	$68,864	3,209	52	72,021
Obligations of states and political subdivisions	136,706	6,743	156	143,293
Industrial and miscellaneous	124,135	6,380	292	130,223
Mortgage-backed securities	18,930	1,008	11	19,927
Total fixed maturities	348,635	17,340	511	365,464
Equity securities:
At estimated market value	7,516	2,001	33	9,484
Total	$356,151	19,341	544	374,948

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost (1)	Gains	Losses	Value
2008
Fixed-income securities, available for sale:
U.S. government and government agencies (2)	$84,747	3,242	14	87,975
Obligations of states and political subdivisions	143,042	3,206	1,123	145,125
Industrial and miscellaneous	77,859	1,404	1,764	77,499
Mortgage-backed securities	25,427	122	2,061	23,488
Total fixed maturities	331,075	7,974	4,962	334,087
Equity securities:
At estimated market value	9,232	1,365	394	10,203
Total	$340,307	9,339	5,356	344,290
___________________
(1)	Original cost of equity and fixed-income securities adjusted for other than temporary impairment writedowns and amortization of premium and accretion of discount.
(2)
Includes approximately $55,092 and $66,576 (cost) and $57,874 and $68,696 (fair value) of mortgage-backed securities implicitly or explicitly backed by the U.S. government and government agencies as of December 31, 2009 and 2008, respectively.

The following table shows our Industrial and miscellaneous fixed income securities and equity holdings by industry sector:

	December 31, 2009		December 31, 2008
	Cost	Fair Value	Cost	Fair Value
	(In thousands)

Industrial and miscellaneous
Fixed income securities
Financial	$29,612	$31,537	$36,520	$36,065
Retail specialty	42,211	43,897	27,561	27,810
Energy	30,685	32,317	9,680	9,444
Pharmaceutical	9,367	9,744	2,249	2,320
Information Technology	12,260	12,728	1,849	1,860
Total	$124,135	$130,223	$77,859	$77,499

Equity securities
Financial	$1,293	$1,505	$2,329	$2,343
Retail specialty	3,488	4,216	4,117	4,565
Energy	407	636	746	1,135
Pharmaceutical	1,333	1,764	794	974
Information Technology	995	1,363	1,246	1,186
Total	$7,516	$9,484	$9,232	$10,203

The estimated market value and unrealized loss for securities in a temporary unrealized loss position as of December 31, 2009 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$4,571	$52	$-	$-	$4,571	$52
Obligations of states and political
subdivisions	1,889	61	1,478	95	3,367	156
Corporate securities	18,561	256	460	36	19,021	292
Mortgage-backed securities	768	8	256	3	1,024	11
Total fixed maturities	25,789	377	2,194	134	27,983	511
Total equity securities	349	25	388	8	737	33
Total securities in a temporary
unrealized loss position	$26,138	$402	$2,582	$142	$28,720	$544

Fixed maturity investments with unrealized losses for less than twelve months are primarily due to changes in the interest rate environment.  At December 31, 2009 the Group has 3 fixed maturity securities with unrealized losses for more than twelve months.  Of the 3 securities with unrealized losses for more than twelve months, all of them have fair values of no less than 92% of book value. The Group does not believe these declines are other than temporary due to the credit quality of the holdings. We currently have no intention or expectation that we will have to sell these securities before recovery.

There are 4 common stock securities that are in an unrealized loss position at December 31, 2009.  All of these securities have been in an unrealized loss position for less than 6 months.  There is one preferred stock security that has been in an unrealized loss position for more than twelve months.  The Group does not believe these declines are other than temporary as a result of reviewing the circumstances of each such security in an unrealized loss position.  The Group currently has the ability and intent to hold these securities until recovery.

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

Fixed maturity investments with unrealized losses for less than twelve months are primarily due to changes in the interest rate environment.  At December 31, 2008 the Group had 11 fixed maturity securities with unrealized losses for more than twelve months.  Of the 11 securities with unrealized losses for more than twelve months, all of them had fair values of no less than 72% of book value.

There are 12 common stock securities that are in an unrealized loss position at December 31, 2008.  All of these securities had been in an unrealized loss position for less than 6 months.  There were 4 preferred stock securities that were in an unrealized loss position at December 31, 2008.  Three preferred stock securities had been in an unrealized loss position for less than 8 months.  One preferred stock security had been in an unrealized loss position for more than twelve months.

The amortized cost and estimated fair value of fixed-income securities at December 31, 2009, by contractual maturity, are shown below (note that mortgage-backed securities in the below table include securities backed by the U.S. government and agencies).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$22,071	22,579
Due after one year through five years	93,520	98,530
Due after five years through ten years	145,745	152,851
Due after ten years	13,277	13,703
	274,613	287,663
Mortgage-backed securities	74,022	77,801
	$348,635	365,464

The gross realized gains and losses on investment securities are as follows:

	2009	2008	2007
Gross realized gains:
Gains on sale of securities	$1,267	1,698	1,034
Mark-to-market for interest rate swaps	519	-	-
Total	1,786	1,698	1,034
Gross realized losses:
Losses on sale of securities	358	1,066	98
Other than temporary impairment write-downs	807	6,204	138
Mark-to-market for interest rate swaps	-	1,500	774
Total	1,165	8,770	1,010

Net realized gain (loss)	$621	(7,072)	$24

In 2009, the Group recorded a pre-tax charge to earnings of $0.8 million for write-downs of other-than-temporarily impaired securities, of which $0.4 million related to fixed income securities, and $0.4 million related to equity securities. The fixed income security impairments related to one residential mortgage-backed security ($0.3 million) which experienced increased delinquency and default rates, as well as two asset-backed securities whose underlying collateral deteriorated. All write-downs of fixed income securities were attributable to credit issues, and accordingly recognized as realized investment losses in the consolidated statement of earnings. The equity security impairments related to thirteen common stock securities and two preferred stock securities, which demonstrated weakening fundamentals in their businesses.

During the second half of 2008, there were significant disruptions to the financial and equity markets.  This resulted from, in part, failures of financial institutions on an unprecedented scale, and caused a significant reduction in liquidity and trading flows in the credit markets in addition to a dramatic widening in credit spreads.  Such impacts affected the valuations of both the fixed income and equity securities held by the Group, and resulted in pre-tax charge to earnings of $6.2 million for write-downs of other-than-temporarily impaired securities. Of the $6.2 million in 2008 impairments $3.9 million related to 11 fixed-income securities, and $2.3 million related to 33 equity securities. The fixed income security impairments related to one residential mortgage-backed security ($0.5 million) which experienced increased delinquency and default rates, four asset-backed securities ($0.8 million) whose underlying collateral deteriorated, and six corporate bonds ($2.6 million) whose issuers were a experiencing deteriorating financial condition. The equity security impairments related to twenty-nine common stock securities and four preferred stock securities, which demonstrated weakening fundamentals in their businesses.

A roll-forward of the amount related to credit losses for fixed income securities recognized in earnings is presented in the following table:

April 1
to
December 31
2009

Beginning balance of cumulative credit loss for securities held	$5,625
Additional credit loss for securities previously other-than-temorarily impaired	67
credit loss for securities not previously other-than-temorarily impaired	-
Reduction in credit loss for securities disposed or collected	(1,960)
Reduction in credit loss for securities other-than-temporarily impaired which were	-
intended to be or were required of necessity to be sold
Change in credit loss due to accretion of increase in cash flows for securities	-
previously other-than-temporarily impaired
Ending balance December 31, 2009	$3,732

Proceeds from sales and maturities of securities were $66,975, $46,845 and $39,027 in 2009, 2008, and 2007, respectively.

Accumulated other comprehensive income was net of deferred income taxes of $6,390 and $1,353 applicable to net unrealized investment gains at December 31, 2009 and 2008, respectively.

The amortized cost of invested securities on deposit with regulatory authorities at December 31, 2009 and 2008 was $4,819 and $4,911, respectively.

(3)	DEFERRED POLICY ACQUISITION COSTS

Changes in deferred policy acquisition costs are as follows:

	2009	2008	2007

Balance, January 1	$20,193	20,528	16,708
Acquisition costs deferred	37,488	41,349	42,583
Amortization charged to earnings	(38,805)	(41,684)	(38,763)
Balance, December 31	$18,876	20,193	20,528

(4)	PROPERTY AND EQUIPMENT

Property and equipment was as follows:

	2009	2008
Property and equipment:
Land	$2,566	$1,720
Buildings and improvements	12,761	7,846
Furniture, fixtures, and equipment	23,320	20,606
	38,647	30,172
Accumulated depreciation	(17,131)	(14,028)
	$21,516	16,144

In 2009, the Group constructed a new 41,000 square foot building for its office in Rocklin, California at a cost of $5,110. This office space replaced 25,000 square feet the Group previously leased in Rocklin for its west coast operations.

(5)	LIABILITIES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

Activity in the liabilities for losses and loss adjustment expenses is summarized as follows:

	2009	2008	2007
Balance at January 1	$304,000	$274,399	$250,455
Less reinsurance recoverable on unpaid losses and loss expenses	(86,038)	(82,382)	(85,933)
Net balance, January 1	217,962	192,017	164,522
Incurred related to:
Current year	86,046	89,088	83,015
Prior years	96	6,131	8,171
Total incurred	86,142	95,219	91,186
Paid related to:
Current year	25,328	24,521	22,589
Prior years	47,752	44,753	41,102
Total paid	73,080	69,274	63,691
Net balance, December 31	231,024	217,962	192,017
Plus reinsurance recoverable on unpaid losses and loss expenses	80,324	86,038	82,382
Balance at December 31	$311,348	$304,000	$274,399

The balance at December 31, 2009, 2008, and 2007 is recorded net of reserves for salvage and subrogation in the amounts of $8,561, $7,629, and $6,140, respectively.

As a result of changes in estimates of insured events in prior years, the liabilities for losses and loss adjustment expenses increased by $0.1 million, $6.1 million and $8.2 million in 2009, 2008 and 2007, respectively.

The following table presents the (increase) decrease in the liability for unpaid losses and loss adjustment expenses attributable to insured events of prior years incurred in the year ended December 31, 2009 by line of business:

		Loss events of indicated prior years
	Total	2008	2007	2006	2005 and Prior
	(In Thousands)

Commercial multi-peril	$(5,331)	$1,972	$(1,721)	$(187)	$(5,395)
Commercial automobile	4,221	1,155	3,015	183	(132)
Other liability	1,310	1,001	332	(194)	171
Workers' compensation	9	(533)	675	225	(358)
Homeowners	559	379	117	(73)	136
Personal automobile	(214)	56	(192)	36	(114)
Other lines	(650)	(573)	460	283	(820)

Net 2009 (unfavorable) favorable
prior year development	$(96)	$3,457	$2,686	$273	$(6,512)

The following table presents, by line of business, the change in the liability for unpaid losses and loss adjustment expenses incurred in the years ended December 31, 2009, 2008 and 2007, for insured events of prior years.

Prior year favorable (unfavorable) development, by line of business, reported in:
	Year Ended December 31,
	2009	2008	2007
	(In Thousands)

Commercial multi-peril	$(5,331)	$(9,220)	$(5,911)
Commercial automobile	4,221	3,041	2,504
Other liability	1,310	869	(4,388)
Workers' compensation	9	413	787
Homeowners	559	(1,093)	(1,220)
Personal automobile	(214)	(98)	(101)
Other lines	(650)	(43)	158

Net unfavorable prior year development	$(96)	$(6,131)	$(8,171)

We evaluate our estimated ultimate liability by line of business on a quarterly basis. The establishment of loss and loss adjustment expense reserves is an inherently uncertain process and reserve uncertainty stems from a variety of sources. Court decisions, regulatory changes and economic conditions, among other factors, can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Similarly, actual experience, including the number of claims and the severity of claims, to the extent it varies from data previously used or projected, will be used to update the projected ultimate liability for losses, by accident year and line of business. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such changes are made. A discussion of factors contributing to an (increase) decrease in the liability for unpaid losses and loss adjustment expenses (as shown in the chart immediately above) for the Group’s major lines, representing 92% of net loss and loss adjustment reserves at December 31, 2009, follows:

Commercial multi-peril

With $180.0 million, $163.0 million, and $140.0 million of recorded reserves, net of reinsurance, at December 31, 2009, 2008 and 2007, respectively, commercial multi-peril is the line of business that carries the largest net loss and loss adjustment expense reserves, representing 78%, 75%, and 73%, respectively, of the Group’s total carried net loss and loss adjustment expense reserves at December 31, 2009, 2008, and 2007.

The commercial multi-peril line of business experienced adverse prior year development of $5.3 million in 2009, $9.2 million in 2008, and $5.9 million in 2007. The majority of this development relates to the west coast contractor liability book of business. Contractor liability claims, particularly construction defect claims, are long-tailed in nature and develop over a period of ten to twelve years.

The adverse development in 2009, 2008 and 2007 was driven by higher than expected reported construction defect claim activity, particularly on the 1998 through 2002 accident years. The adverse development in 2009, 2008 and 2007 includes $0.3 million, ($0.4) million, and $0.7 million, respectively, in reserve increases (decreases) related to accident years 1997 and prior.

The adverse development in 2009, 2008 and 2007 also includes ($0.8) million, $1.9 million, and $0.5 million, respectively, in post-commutation reserve (decreases) increases for losses formerly subject to reinsurance treaties.

In 2009, there was $2.0 million in favorable development on accident year 2008 due to lower than expected loss emergence, primarily on west coast commercial multi-peril property which was offset in part by $1.7 million in higher than expected reserve development on the 2007 accident year, primarily on east coast commercial multi-peril liability.  In 2008 there was $3.5 million in favorable development on west coast commercial multi-peril liability accident years 2003 through 2005, due to lower than expected loss emergence. In 2007 there was no development on the 2003 through 2005 accident years. The favorable development in 2008 was driven by a decrease in claim frequency for accident years 2003 through 2005 which reflects the impact of both rate increases and changes in underwriting.

The variances from previous expectations in the loss activity described above were taken into account in evaluating the ultimate liability for losses and loss adjustment expenses.

Commercial automobile

With $23.3 million, $23.5 million, and $18.3 million of recorded reserves, net of reinsurance, at December 31, 2009, 2008, and 2007, respectively, commercial automobile is the Group’s second largest reserved line of business, representing 10%, 11%, and 10%, respectively, of the Group’s total carried net loss and loss adjustment expense reserves at December 31, 2009, 2008, and 2007.

The commercial automobile line of business experienced favorable prior year development of $4.2 million in 2009, $3.0 million in 2008, and $2.5 million in 2007.

The favorable development on the commercial automobile line of business reflects a reduction in claims frequency for the recent accident years and a lower than expected emergence of losses, particularly on the Group’s heavy truck programs like Ready Mix and Aggregate Haulers.  Additionally, in 2009, the favorable development on the 2007 accident year was impacted by better than expected case reserve development.

The variances from previous expectations in the loss activity described above were taken into account in evaluating the ultimate liability for losses and loss adjustment expenses.

Workers compensation

With $8.3 million, $7.6 million, and $7.6 million of recorded reserves, net of reinsurance, at December 31, 2009, 2008, and 2007, respectively, workers compensation represents 4%, 3%, and 4%, respectively, of the Group’s total carried net loss and loss adjustment expense reserves at December 31, 2009, 2008 and 2007. A portion of this business is assumed from the National Involuntary Pool managed by the National Council on Compensation Insurance (NCCI).

Workers compensation reserves developed favorably in 2009 by $0.0 million, in 2008 by $0.4 million, and in 2007 by $0.8 million, respectively.

Workers compensation losses are impacted heavily by medical cost increases which have been significant recently.

The variances from previous expectations in the loss activity described above were taken into account in evaluating the ultimate liability for losses and loss adjustment expenses.

All Other lines

The remaining lines of business collectively contributed approximately $1.0 million in favorable development and adverse development of $0.4 million and $5.6 million for the years ended December 31, 2009, 2008, and 2007, respectively.  These lines did not individually reflect any significant trends related to prior year development, in 2009 or 2008.  The adverse development in 2007 was mainly on the Other Liability line of business and related to an unexpected increase in litigation activity.  At December 31, 2009, Other Liability recorded reserves, net of reinsurance, totaled $5.0 million or 2% of net loss and loss adjustment reserves (as compared to $12.4 million or 6% of net loss and loss adjustment reserves at December 31, 2007).

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

In the ordinary course of business, the Group seeks to limit its exposure to loss on individual claims and from the effects of catastrophes by entering into reinsurance contracts with other insurance companies. Reinsurance is ceded on excess of loss and pro-rata bases with the Group’s retention not exceeding $1,000, $850 and $750 per occurrence in 2009, 2008 and 2007, respectively. Insurance ceded by the Group does not relieve it of its primary liability as the originating insurer.

In conjunction with the renewal of the reinsurance program in 2009, and 2008, the prior year reinsurance treaties were terminated on a run-off basis, which requires that for policies in force as of the prior year end, these reinsurance agreements continue to cover losses occurring on these policies in the future. Therefore, the Group will continue to remit premiums to and collect reinsurance recoverables from these syndicates of reinsurers as the underlying business runs off.

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

During the fourth quarter of 2008, the Group commuted all reinsurance agreements with St. Paul Fire and Marine Insurance Company.  These reinsurance agreements included participation in the property quota share and casualty excess of loss treaties.  As a result of the commutation the Group received a cash payment of $2.5 million, and recorded a pre-tax net gain on commutation of $0.9 million.

The effect of reinsurance on premiums written and earned and losses incurred is as follows:

	2009	2008	2007
Premiums written:
Direct	$153,045	$165,377	$182,907
Assumed	801	1,058	1,383
Ceded	(16,016)	(19,083)	(24,623)
Net premiums written	$137,830	$147,352	$159,667

Premiums earned:
Direct	$156,735	$172,817	$176,395
Assumed	918	1,233	1,801
Ceded	(17,240)	(21,473)	(31,521)
Net premiums earned	$140,413	$152,577	$146,675

Losses and loss expenses incurred:
Direct	$96,590	$110,150	$107,141
Assumed	31	1,043	1,185
Ceded	(10,479)	(15,974)	(17,140)
Net losses and loss expenses incurred	$86,142	$95,219	$91,186

The effect of reinsurance on unearned premiums as of December 31, 2009 and 2008 is as follows:

	2009	2008
Unearned Premiums:
Direct	$76,358	80,048
Assumed	243	360
Gross	$76,601	80,408

The effect of reinsurance on the liability for losses and loss adjustment expenses, and on losses and loss adjustment expenses incurred is as follows:

	2009	2008
Liability:
Direct	$306,173	297,988
Assumed	5,175	6,012
Gross	$311,348	304,000

The Group performs credit reviews of its reinsurers, focusing on financial stability. To the extent that a reinsurer may be unable to pay losses for which it is liable under the terms of a reinsurance agreement, the Group is exposed to the risk of continued liability for such losses.

(7)	RETIREMENT PLANS AND DEFERRED COMPENSATION PLAN

The Group maintains a 401(k) qualified retirement savings plan covering substantially all employees. Benefits are based on an employee’s annual compensation, with new employees participating after a six-month waiting period. The Group matches a percentage of each employee's pre-tax contribution and also contributes an amount equal to 2% of each employee’s annual compensation. Deferral amounts in excess of the qualified plan limitations, as well as Group contributions on such compensation, are funded into nonqualified plans benefiting affected individuals. The cost for these benefits was $628, $628 and $510 for 2009, 2008 and 2007, respectively. In addition, the Group generally makes a discretionary contribution each year, based on Group profitability, to both the qualified 401(k) plan, and, where applicable, to the nonqualified plans. The cost for this portion of the retirement plan was $0, $492 and $463 for 2009, 2008 and 2007, respectively.

The Group has an unfunded noncontributory defined benefit plan for its directors. The plan provides for monthly payments for life upon retirement, with a minimum payment period of ten years. The net periodic benefit cost for this plan amounted to $135, $118, and $166 for 2009, 2008, and 2007 respectively. Assumptions used in estimating the projected benefit obligation of the plan are the discount rate (5.65% in 2009 and 6.5% in 2008) and retirement age (65). Benefit payments for the plan were $43 in 2009, and $34 in 2008 and 2007. Costs accrued under this plan amounted to $1,433 and $1,315 at December 31, 2009 and 2008, respectively. In 2009, in order to conform with tax requirements, the plan paid out a settlement of a portion of the benefit, which amounted to $54.

The Group also maintains nonqualified deferred compensation plans for its directors and officers. Under the plans, participants may elect to defer receipt of all or a portion of their fees or salary or bonus amounts, but without any match by the Group. Amounts deferred by directors and officers, together with accumulated earnings, are distributed either as a lump sum or in installments over a period of not greater than ten years. Deferred compensation, including accumulated earnings, amounted to $1,764 and $1,505 at December 31, 2009 and 2008, respectively.

The Group has purchased Company-owned life insurance covering key individuals. The Group’s cost, net of increases in cash surrender value, for the Company-owned life insurance was $(113), $125 and $(208) for the years ended December 31, 2009, 2008 and 2007, respectively.  The cash surrender value of the Company-owned life insurance totaled $1,804 and $1,557 at December 31, 2009 and 2008, respectively, and is included in other assets.

On December 15, 2003, the Group established an Employee Stock Ownership Plan (ESOP) and issued 626,111 shares to the ESOP at a cost of $10 per share. The ESOP signed a promissory note in the amount of $6,261 to purchase the shares, which is due in 10 equal annual installments with interest at 4%. The shares purchased are held in a suspense account for allocation among participating employees as the loan is repaid, and are allocated to participants based on compensation as provided for in the plan. During 2009, 2008 and 2007, 62,611 shares were allocated to employee participants.  Compensation expense equal to the fair value of the shares allocated is recognized ratably over the period that the shares are committed to be allocated to the employees. In 2009, 2008 and 2007 the Group recognized compensation expense of $1,019, $1,014 and $1,175, respectively, related to the ESOP. As of December 31, 2009, the cost of the 187,833 shares issued to the ESOP but not yet allocated to its employee participants is classified within equity as unearned ESOP shares.

(8)	FEDERAL INCOME TAXES

The tax effect of temporary differences that give rise to the Group’s net deferred tax asset as of December 31 is as follows:

	2009	2008

Net loss reserve discounting	$7,320	7,170
Net unearned premiums	4,831	5,013
Compensation and benefits	1,426	1,339
Market discount on investments	140	220
Contingent ceding commission payable	4,229	3,115
Impairment of investments	1,635	2,311
Other	753	885
Deferred tax assets	20,334	20,053
Deferred policy acquisition costs	6,418	6,866
Unrealized net gain on investments	6,390	1,353
Depreciation	1,746	1,043
Other	839	977
Deferred tax liabilities	15,393	10,239
Net deferred tax asset	$4,941	9,814

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes it is more likely than not the Group will realize the benefits of the deferred tax assets at December 31, 2009 and 2008.

Actual income tax expense differed from expected tax expense, computed by applying the United States federal corporate income tax rate of 34% to income before income taxes, as follows:

	2009	2008	2007

Expected tax expense	$6,410	3,532	6,796
Tax-exempt interest	(1,484)	(1,545)	(1,392)
Dividends received deduction	(57)	(71)	(65)
Non-deductible ESOP expense	134	132	187
Non-deductible options expense	48	68	86
Graduated tax rate adjustment	-	-	190
Company-owned life insurance	(38)	43	(71)
Other	18	(3)	23
Income tax expense	$5,031	2,156	5,754

The components of the provision for income taxes are as follows:

	2009	2008	2007

Current	$5,168	3,063	6,721
Deferred	(137)	(907)	(967)
Income tax expense	$5,031	2,156	5,754

On January 1, 2007, the Group adopted FIN 48.  As a result of adoption, the Group recognized a previously unrecognized tax benefit of approximately $0.2 million relating to merger-related expenses for the FPIG acquisition that took place October 1, 2005.  The application of FIN 48 for this unrecognized tax benefit resulted in a corresponding reduction to goodwill relating to the FPIG acquisition of $0.2 million.  The adoption of FIN 48 did not result in any adjustments to beginning retained earnings, nor have a significant effect on operations, financial condition or liquidity.  As of December 31, 2009, the Group has no unrecognized tax benefits.  The Group’s policy is to account for interest and penalties as a component of other expenses.  The Group files income tax returns in the federal jurisdiction and various states.

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

In determining the results of each segment, assets are not allocated to segments and are reviewed in the aggregate for decision-making purposes.

Financial data by segment is as follows:

	2009	2008	2007
Revenues:
Net premiums earned:
Commercial lines	$120,871	$132,425	$125,427
Personal lines	19,542	20,152	21,248
Total net premiums earned	140,413	152,577	146,675
Net investment income	14,198	13,936	13,053
Net realized investment (losses) gains	621	(7,072)	24
Other	2,080	2,021	1,929
Total revenues	$157,312	$161,462	$161,681
Income before income taxes:
Underwriting income (loss):
Commercial lines	$4,332	$4,246	$5,964
Personal lines	(956)	(1,423)	234
Total underwriting income	3,376	2,823	6,198
Net investment income	14,198	13,936	13,053
Net realized investment (losses) gains	621	(7,072)	24
Other	657	703	714
Income before income taxes	$18,852	$10,390	$19,989

(10)     STATUTORY FINANCIAL INFORMATION

A reconciliation of the Group’s statutory net income and surplus to the Group’s net income and stockholders’ equity, under U.S. generally accepted accounting principles, is as follows:

	2009	2008	2007
Net income:
Statutory net income	$15,546	10,991	12,280
Deferred policy acquisition costs	(1,318)	(335)	3,820
Deferred federal income taxes	308	406	733
Dividends from affiliates	(408)	(3,036)	(2,002)
Parent holding company loss	(1,398)	(585)	(1,226)
Other	1,091	793	630
GAAP net income	$13,821	8,234	14,235
Surplus:
Statutory surplus	$145,732	125,964
Deferred policy acquisition costs	18,876	20,193
Deferred federal income taxes	(11,003)	(1,477)
Nonadmitted assets	10,390	10,354
Unrealized gain on fixed-income securities	16,829	3,012
Holding company	(27,467)	(19,758)
Other	6,851	(1,018)
GAAP stockholders' equity	$160,208	137,270

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

All dividends from MIC to MIG require prior notice to the Pennsylvania Insurance Department. All “extraordinary” dividends require advance approval. A dividend is deemed “extraordinary” if, when aggregated with all other dividends paid within the preceding 12 months, the dividend exceeds the greater of (a) statutory net income (excluding realized capital gains) for the preceding calendar year or (b) 10% of statutory surplus as of the preceding December 31.  As of December 31, 2009, the amount available for payment of dividends from MIC in 2010, without the prior approval, is approximately $7.6 million.

All dividends from FPIC to FPIG (wholly owned by MIG) require prior notice to the California Department of Insurance. All “extraordinary” dividends require advance approval. A dividend is deemed “extraordinary” if, when aggregated with all other dividends paid within the preceding 12 months, the dividend exceeds the greater of (a) statutory net income for the preceding calendar year or (b) 10% of statutory surplus as of the preceding December 31.  As of December 31, 2009, the amount available for payment of dividends from FPIC in 2010, without prior approval, is approximately $7.2 million.

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

(11)	GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following and are carried in Other Assets:

	2009	2008

Intangible assets subject to amortization	$484	484
Less accumulated amortization	(309)	(195)
Net intangible assets subject to amortization	$175	289

Amortization expense for intangible assets subject to amortization was $114, $73, and $54, in 2009, 2008 and 2007, respectively. Estimated amortization expense for 2010 and future years is as follows:

2010		$47
2011		47
2012		47
2013		34
	Total amortization	$175

The Group carries goodwill on its balance sheet in connection with the acquisitions of FHC and FPIG. There was no change in the carrying amount of goodwill for these acquisitions for the years ended December 31, 2009 and 2008, with $5,416 carried as of each of those dates.

Goodwill was reduced by $209 as a result of the adoption of FIN 48 as of January 1, 2007.

(12)	EARNINGS PER SHARE

The computation of basic and diluted earnings per share is as follows:

	Year Ended December 31
	2009	2008	2007
Numerator for basic and diluted earnings per share:
Net income	$13,821	$8,234	$14,235
Denominator for basic earnings per share:
weighted average shares outstanding	6,212	6,217	6,144
Effect of stock incentive plans	133	127	181
Denominator for diluted earnings per share:
weighted average shares outstanding	6,345	6,344	6,325
Basic earnings per share	$2.23	$1.32	$2.32
Diluted earnings per share	$2.18	$1.30	$2.25

The denominator for diluted earnings per share does not include the effect of outstanding stock options that have an anti-dilutive effect.  For the years ended December 31, 2009, 2008 and 2007, 40,000, 115,000 and 40,000 stock options, respectively, were considered to be anti-dilutive and were excluded from the earnings per share calculation.

(13)	SHARE-BASED COMPENSATION

The Group adopted the Mercer Insurance Group, Inc. 2004 Stock Incentive Plan (the Plan) on June 16, 2004. Awards under the Plan may be made in the form of incentive stock options, nonqualified stock options, restricted stock or any combination to employees and non-employee Directors. At adoption, the Plan initially limited to 250,000 the number of shares that may be awarded as restricted stock, and to 500,000 the number of shares for which incentive stock options may be granted. The total number of shares initially authorized in the Plan was 876,555 shares, with an annual increase equal to 1% of the shares outstanding at the end of each year. As of December 31, 2009, the Plan’s authorization has been increased under this feature to 1,206,091 shares.  The Plan provides that stock options and restricted stock awards may include vesting restrictions and performance criteria at the discretion of the Compensation Committee of the Board of Directors.  The term of options may not exceed ten years for incentive stock options, and ten years and one month for nonqualified stock options, and the option exercise price may not be less than fair market value on the date of grant.  All grants made under the Plan employ graded vesting over vesting periods of 3 or 5 years for restricted stock, incentive stock options, and nonqualified stock option grants, and include only service conditions.  During 2009 and 2008, the Group made no grants of restricted stock, incentive stock options and non-qualified stock options. There were 2,500 stock options and 1,000 shares of restricted stock forfeited in 2008, and in 2009 10,000 incentive stock options expired unexercised.

In determining the charge to the consolidated statement of earnings for 2009, 2008 and 2007, the fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The significant assumptions utilized in applying the Black-Scholes-Merton option pricing model are the risk-free interest rate, expected term, dividend yield, and expected volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model. The expected term of an option award is based on expected experience of the awards. The dividend yield is determined by dividing the per share-dividend by the grant date stock price. The expected volatility is based on the volatility of the Group’s stock price over a historical period.

Information regarding 2009 stock option activity in the Plan is presented below:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at December 31, 2008	600,700	$13.24
Granted - 2009	-	-
Exercised - 2009	-	-
Forfeited - 2009	(10,000)	12.21
Outstanding at December 31, 2009	590,700	$13.26
Exercisable at:
December 31, 2009	569,700	$13.13
Weighted-average remaining contractual life		4.5 years
Compensation remaining to be recognized for unvested stock options at December 31, 2009 (millions)		$0.1
Weighted-average remaining amortization period		1.0 years
Aggregate Intrinsic Value of outstanding options, December 31, 2009 (millions)		$3.2
Aggregate Intrinsic Value of exercisable options, December 31, 2009 (millions)		$3.1

Information regarding unvested restricted stock activity in the Plan in 2009 is below:

	Number of Shares	Weighted Average Exercise Price per Share
Unvested restricted stock at December 31, 2008	22,792	$15.26
Granted - 2009	0	-
Vested - 2009	(19,792)	14.12
Forfeited - 2009	0	-
Unvested restricted stock at December 31, 2009	3,000	$22.18
Compensation remaining to be recognized for unvested restricted stock at December 31, 2009 (millions)		$0.1
Weighted-average remaining amortization period		1.0

Information regarding stock option activity in the Plan in 2008 is presented below:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at December 31, 2007	603,200	$13.24
Granted - 2008	-	-
Exercised - 2008	-	-
Forfeited - 2008	(2,500)	12.21
Outstanding at December 31, 2008	600,700	$13.24
Exercisable at:
December 31, 2008	545,867 shares	$12.57
Weighted-average remaining contractual life		5.5 years
Compensation remaining to be recognized for unvested stock options at December 31, 2008 (millions)		$0.3
Weighted-average remaining amortization period		1.4 years
Aggregate Intrinsic Value of outstanding options, December 31, 2008 (millions)		$0.2
Aggregate Intrinsic Value of exercisable options, December 31, 2008 (millions)		$0.2

Information regarding unvested restricted stock activity in the Plan in 2008 is below:

	Number of Shares	Weighted Average Exercise Price per Share
Unvested restricted stock at December 31, 2007	44,584	$14.66
Granted - 2008	-	-
Vested - 2008	(20,792)	14.12
Forfeited - 2008	(1,000)	12.21
Unvested restricted stock at December 31, 2008	22,792	$15.26
Compensation remaining to be recognized for unvested restricted stock at December 31, 2008 (millions)		$0.2
Weighted-average remaining amortization period		0.9 years

Information regarding stock option activity in the Plan in 2007 is presented below:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at December 31, 2006	636,700	$13.21
Granted - 2007	-	-
Exercised - 2007	(14,100)	12.43
Forfeited - 2007	(19,400)	12.85
Outstanding at December 31, 2007	603,200	$13.24
Exercisable at:
December 31, 2007	509,533	$12.57
Weighted-average remaining contractual life		6.6 years
Compensation remaining to be recognized for unvested stock options at December 31, 2007 (millions)		$0.5
Weighted-average remaining amortization period		2.2 years
Aggregate Intrinsic Value of outstanding options, December 31, 2007 (millions)		$3.2
Aggregate Intrinsic Value of exercisable options, December 31, 2007 (millions)		$2.8

Information regarding unvested restricted stock activity in the Plan in 2007 is below:

	Number of Shares	Weighted Average Exercise Price per Share
Unvested restricted stock at December 31, 2006	106,334	$13.61
Granted - 2007	-	-
Vested - 2007	(58,750)	12.89
Forfeited - 2007	(3,000)	12.21
Unvested restricted stock at December 31, 2006	44,584	$14.66
Compensation remaining to be recognized for unvested restricted stock at December 31, 2007 (millions)		$0.5
Weighted-average remaining amortization period		1.8 years

(14)	COMMITMENTS AND CONTINGENCIES

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

As of December 31, 2009, the Group leased equipment and vehicles under various operating leases that have remaining non-cancelable lease terms in excess of one year.  A summary of minimum future lease commitments as of December 31, 2009 follows:

Minimum
Requirements
Year ending December 31:
2010	$61
2011	60
2012	46
2013	33
2014	13
$213

Rental expenses of $414, $422, and $437 were incurred for the years ended December 31, 2009, 2008, and 2007, respectively.

In 2009, the Group constructed a new 41,000 square foot building for its office in Rocklin, California for a total cost of $5,110. This office space replaced 25,000 square feet the Group previously leased in Rocklin for its west coast operations.

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

Pursuant to the protests, the Group received $4.3 million in 2007 as a reimbursement of protested payments of retaliatory tax, including accrued interest, previously made by the Group for the periods 1999-2004.  The refund has been recorded, after reduction for Federal income tax, in the amount of $2.8 million in the 2007 consolidated statement of earnings. The allocation of the refund to pre-tax earnings included an increase to net investment income of $720,000, for the interest received on the refund, and $3.6 million as a reduction to Other Expense to recognize the recovery of amounts previously charged to Other Expense.

(16)	RELATED-PARTY TRANSACTIONS

The Group produces a large percentage of its business through one insurance agent, Davis Insurance Agency (Davis), the owner of which is also a Board member of the Group.  In 2009, 2008 and 2007, premiums written through Davis totaled 4%, 4% and 4%, respectively, of the Group’s direct written premiums. Commissions paid to Davis were $1,203, $1,115 and $1,177 in 2009, 2008 and 2007, respectively.

Van Rensselaer, Ltd., which is owned by William V.R. Fogler, a director, has provided equities investment management services to the Group since the year 1980. Fees to Van Rensselaer, Ltd. amounted to $79, $124 and $128 in 2009, 2008 and 2007, respectively.

Thomas, Thomas & Hafer of Harrisburg, PA is a law firm the Group uses for claims handling assistance.  The brother of the Chief Executive Officer of the Group is a partner of the firm.  Fees to Thomas,

Thomas & Hafer amounted to $56, $77 and $60 in 2009, 2008 and 2007, respectively.

(17)	LINE OF CREDIT

As of December 31, 2009 and 2008, FPIG owed $3,000 under a $7,500 bank line of credit.  The line of credit bears interest at the bank’s base rate or an optional rate based on LIBOR.  The effective annual interest rate as of December 31, 2009 and 2008 was 3.25%.  The line of credit includes covenants to maintain certain financial requirements including a minimum A.M. Best rating, minimum statutory surplus and a requirement that no more than 50% of allowable dividends be distributed from subsidiaries.  The Company was in compliance with all covenants as of December 31, 2009 and 2008.

(18)	TRUST PREFERRED SECURITIES

The Group had the following Trust Preferred Securities outstanding as of December 31, 2009:
	Issue Date	Amount	Interest Rate	Maturity Date
Financial Pacific Statutory Trust I	12/4/2002	$5,155	LIBOR + 4.00%	12/4/2032
Financial Pacific Statutory Trust II	5/15/2003	3,093	LIBOR + 4.10%	5/15/2033
Financial Pacific Statutory Trust III	9/30/2003	7,740	LIBOR + 4.05%	9/30/2033
Total Trust Preferred Securities		15,988
Less: Unamortized issuance costs		(396)
Total		$15,592

FPIG formed three statutory business trusts for the purpose of issuing Floating Rate Capital Securities (Trust preferred securities) and investing the proceeds thereof in Junior Subordinated Debentures of FPIG.  FPIG holds $488 of common stock securities issued to capitalize the Trusts.  Trust preferred securities totaling $15,500 were issued to the public.

Financial Pacific Statutory Trust I (Trust I) is a Connecticut statutory business trust.  The Trust issued 5,000 shares of the Trust preferred securities at a price of $1 per share for $5,000.  The Trust purchased $5,155 in Junior Subordinated Debentures from the Group that mature on December 4, 2032.  The annual effective rate of interest at December 31, 2009 is 8.74%.

Financial Pacific Statutory Trust II (Trust II) is a Connecticut statutory business trust.  The Trust issued 3,000 shares of the Trust preferred securities at a price of $1 per share for $3,000.  The Trust purchased $3,093 in Junior Subordinated Debentures from the Group that mature on May 15, 2033.  The annual effective rate of interest at December 31, 2009 is 8.9%.

Financial Pacific Statutory Trust III (Trust III) is a Delaware statutory business trust.  The Trust issued 7,500 shares of the Trust preferred securities at a price of $1 per share for $7,500.  The Trust purchased $7,740 in Junior Subordinated Debentures from the Group that mature on September 30, 2033.  The annual effective rate of interest at December 31, 2009 is 8.89%.

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

The Trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Subordinated Debentures at maturity or their earlier redemption. The Group has the right to redeem the Junior Subordinated Debentures after December 4, 2007 for Trust I, after May 15, 2008 for Trust II and after September 30, 2008 for Trust III.  The Group has not exercised these rights as of December 31, 2009.

(19)	INTEREST RATE SWAP AGREEMENT FOR VARIABLE-RATE DEBT

The Group had the following interest rate swaps outstanding as of December 31, 2009:

	Effective Date	Notional Amount	Counterparty Pays	Counterparty Receives	Maturity Date
Union Bank of California (Trust I)	12/4/2007	$5,000	3 Month LIBOR	4.7400% fixed	12/4/2012
Union Bank of California (Trust II)	5/15/2008	$3,000	3 Month LIBOR	4.8000% fixed	5/15/2013
Union Bank of California (Trust III)	9/30/2008	$7,500	3 Month LIBOR	4.8400% fixed	9/30/2013

The Group has interest-rate related hedging instruments to manage its exposure on its debt instruments.  The type of hedging instruments utilized by the Group are interest rate swap agreements (swaps).  Interest differentials to be paid or received because of swap agreements are reflected as interest expense in the consolidated statement of earnings, and changes in the fair value of the swap over the swap period and are recorded as realized gains or losses.  By using hedging financial instruments to hedge exposures to changes in interest rates, the Group exposes itself to market risk. The estimated fair value of the interest rate swaps is based on the valuation received from the financial institution counterparty.

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. Credit risk is the potential failure of the counterparty to perform under the terms of the contract.  When the fair value of a contract is positive, the counterparty owes the Group, which creates credit risk for the Group.  When the fair value of a contract is negative, the Group owes the counterparty and, therefore, it does not possess credit risk.  The Group minimizes the credit risk in hedging instruments by entering into transactions with high-quality counterparties whose credit rating is higher than Aa.

The Group is party to interest rate swap agreements to hedge the floating interest rate on the Junior Subordinated Debentures purchased by Trust I, Trust II and Trust III.  The variable-rate debt obligations expose the Group to variability in interest payments due to changes in interest rates.  Management believes it is prudent to limit the variability of its interest payments.  To meet this objective, management enters into swap agreements to manage fluctuations in cash flows resulting from interest rate risk.  These swaps change the variable-rate cash flow exposure on the debt obligations to fixed-rate cash flows.  Under the terms of the interest rate swaps, the Group makes fixed interest rate payments and receives variable interest rate payments, thereby creating the equivalent of fixed-rate debt.

As of December 31, 2009 and 2008 the Group was party to interest-rate swap agreements with an aggregate notional principal amount of $15,500.  For the year ended December 31, 2009 and 2008, the Group recognized the change in the estimated fair value of the interest rate swap agreements which is recognized in the consolidated statement of earnings as a realized gain or (loss) of $519 and ($1,500), respectively.  The estimated fair value of the interest-rate swap was a liability of $1,360 and $1,879 as of December 31, 2009 and 2008, respectively.

A summary of the fair values of interest rate swaps outstanding as of December 31, 2009 and 2008 follows:

	December 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value liability	Balance Sheet Location	Fair Value liability
Interest rate swaps:

Union Bank of California (Trust I)	Other liabilities	$(417)	Other liabilities	$(546)
Union Bank of California (Trust II)	Other liabilities	(274)	Other liabilities	(366)
Union Bank of California (Trust III)	Other liabilities	(669)	Other liabilities	(967)

Total derivatives		$(1,360)		$(1,879)

A summary of the effect of derivative instruments on the consolidated statements of earnings for the years ended December 31, 2009, 2008, and 2007:

	December 31, 2009		December 31, 2008		December 31, 2007
		Amount		Amount		Amount
	Location	of Gain	Location	of (Loss)	Location	of (Loss)
	of Gain	Recognized	of (loss)	Recognized	of (loss)	Recognized
	in Income	in Income	in Income	in Income	in Income	in Income
Interest rate swaps:

	Net realized		Net realized		Net realized
Union Bank of California	investment		investment		investment
(Trust I)	gains	$129	losses	$(421)	gains	$(227)

	Net realized		Net realized		Net realized
Union Bank of California	investment		investment		investment
(Trust II)	gains	92	losses	(274)	gains	(86)

	Net realized		Net realized		Net realized
Union Bank of California	investment		investment		investment
(Trust III)	gains	298	losses	(805)	gains	(461)

Total derivatives		$519		$(1,500)		$(774)

(20)	FAIR VALUE OF ASSETS AND LIABILITIES

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

Securities are generally assigned to Level 3 in cases where non-binding broker/dealer quotes are significant inputs to the valuation and there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace.  The Group’s Level 3 securities consist of three holdings totaling $1.4 million, or less than 0.44% of the Group’s total investment portfolio.  These three securities were valued primarily through the use of non-binding broker quotes.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2009 and 2008.

	December 31, 2009
(in thousands)	Total	Level 1	Level 2	Level 3

Fixed-income securities, available for sale	$365,464	$5,596	$358,520	$1,348
Equity securities	9,484	9,417	-	67
Total assets	$374,948	$15,013	$358,520	$1,415

Other liabilities	$1,360	$-	$1,360	$-
Total liabilities	$1,360	$-	$1,360	$-

	December 31, 2008
(in thousands)	Total	Level 1	Level 2	Level 3

Fixed-income securities, available for sale	$334,087	$4,362	$327,958	$1,767
Equity securities	10,203	9,941	216	46
Total assets	$344,290	$14,303	$328,174	$1,813

Other liabilities	$1,879	$-	$1,879	$-
Total liabilities	$1,879	$-	$1,879	$-

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows at December 31, 2009 and 2008:

	For the Year Ended
	December 31, 2009
(in thousands)	Fixed-income securities, available for sale	Equity securities

Balance, beginning of year	$1,767	$46
Total net (losses) gains included in net income	-	-
Total net gains (losses) included in other comprehensive income	53	21
Purchases, sales, issuances and settlements, net	-	-
Transfers out of level 3	(472)	-
Balance, end of year	$1,348	$67

	For the Year Ended
	December 31, 2008
(in thousands)	Fixed-income securities, available for sale	Equity securities

Balance, beginning of year	$2,399	$823
Total net (losses) gains included in net income	(557)	657
Total net gains (losses) included in other comprehensive income	9	(682)
Purchases, sales, issuances and settlements, net	921	(752)
Transfers out of level 3	(1,005)	0
Balance, end of year	$1,767	$46

For the year ended December 31, 2009, there were no assets or liabilities measured at fair value on a nonrecurring basis.

(21)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Group accepts various forms of collateral for issuance of its surety bonds including cash, irrevocable letters of credit and certificates of deposit.  The Group’s policy is to record in the accompanying consolidated financial statements only those funds received as cash deposits. The off-balance sheet collateral held by the Group consists solely of irrevocable letters of credit totaling $138 and $278 as of December 31, 2009 and 2008, respectively.

(22)	QUARTERLY FINANCIAL DATA (unaudited)

The Group’s unaudited quarterly financial information is as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2009	2008	2009	2008	2009	2008	2009	2008
	(Unaudited, in thousands, except per share data)
Net premiums written	$31,856	$34,539	$40,326	$43,749	$33,355	$37,575	$32,293	$31,489
Net premiums earned	35,582	39,077	34,952	38,644	34,681	37,869	35,198	36,987
Net investment income earned	3,603	3,361	3,625	3,343	3,605	3,469	3,365	3,763
Net realized gains (losses)	(481)	(820)	402	157	472	(2,281)	228	(4,128)
Net income	2,891	2,592	3,750	3,233	3,554	1,780	3,626	629
Other comprehensive income (loss)	1,945	546	2,928	(3,561)	7,007	(3,954)	(2,154)	4,567
Comprehensive income (loss)	$4,836	$3,138	$6,678	$(328)	$10,561	$(2,174)	$1,472	$5,196
Net income per share
Basic	$0.47	$0.42	$0.61	$0.52	$0.57	$0.28	$0.58	$0.10
Diluted	$0.46	$0.41	$0.60	$0.51	$0.56	$0.28	$0.56	$0.10

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

Mercer Insurance Group, Inc’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Group’s disclosure controls and procedures as of December 31, 2009, and based on that evaluation they have concluded that these controls and procedures are effective as of that date.

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in the Group’s internal control over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Group’s internal control over financial reporting.

(c)	Management’s Annual Report on Internal Control Over Financial Reporting

The management of Mercer Insurance Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Group. With the participation of the Chief Executive Office r and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

Mercer Insurance Group, Inc.’s Independent Registered Public Accounting Firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting. This audit report appears below.

Mercer Insurance Group, Inc.

March 16, 2010	By: /s/ Andrew R. Speaker
Andrew R. Speaker President and Chief Executive Officer

March 16, 2010	By: /s/ David B. Merclean
David B. Merclean Senior Vice President of Finance and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Mercer Insurance Group, Inc.:

We have audited Mercer Insurance Group. Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mercer Insurance Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion Mercer Insurance Group, Inc. maintained, in all material respects,  effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mercer Insurance Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 16, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 16, 2010

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 is incorporated by reference to Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2009.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2009.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated by reference to Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2009.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated by reference to Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2009.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 is incorporated by reference to Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2009.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1)	The following consolidated financial statements are filed as a part of this report in Item 8.

Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Earnings for Each of the Years in the Three-year Period Ended December 31, 2009
Consolidated Statements of Stockholders’ Equity for Each of the Years in the Three-year Period Ended December 31, 2009
Consolidated Statements of Cash Flows for Each of the Years in the Three-year Period Ended December 31, 2009
Notes to Consolidated Financial Statements

(2)	The following consolidated financial statement schedules for the years 2009, 2008 and 2007 are submitted herewith:

Financial Statement Schedules:

Report of Independent Registered Public Accounting Firm
	Schedule I.	Summary of Investments – Other Than Investments in Related Parties
	Schedule II.	Condensed Financial Information of Parent Company
	Schedule III.	Supplementary Insurance Information
	Schedule IV.	Reinsurance
	Schedule V.	Allowance for Uncollectible Premiums and other Receivables
	Schedule VI.	Supplemental Information
	Schedule VI.	Supplemental Insurance Information Concerning Property and Casualty Subsidiaries

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

10.10	Mercer Insurance Group, Inc. 401(k) Mirror Plan (incorporated by reference herein to the Company’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2006.)

10.11	Non-Discretionary Investment Advisory Agreement, dated September 1, 2004, between Mercer Insurance Group, Inc. and Van Rensselaer, Ltd., a registered investment advisor (filed herewith)

21.1	List of Subsidiaries (filed herewith)

23	Consent of independent registered public accounting firm (filed herewith.)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)
31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)
32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)
32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mercer Insurance Group, Inc.

By:	/s/ Andrew R. Speaker	March 16, 2010
Andrew R. Speaker
President and Chief Executive Officer and a Director

By:	/s/ David B. Merclean	March 16, 2010
David B. Merclean
Senior Vice President of Finance and Chief Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By	/s/ Roland D. Boehm	March 16, 2010
Roland D. Boehm
Vice Chairman of the Board of Directors

By:	/s/ H. Thomas Davis	March 16, 2010
H. Thomas Davis
Director

By:	/s/ William V. R. Fogler	March 16, 2010
William V. R. Fogler
Director

By:	/s/ William C. Hart	March 16, 2010
William C. Hart
Director

By:	/s/ George T. Hornyak, Jr.	March 16, 2010
George T. Hornyak, Jr.
Chairman of the Board of Directors

By:	/s/ Samuel J. Malizia	March 16, 2010
Samuel J. Malizia
Director

By:	/s/ Richard U. Niedt	March 16, 2010
Richard U. Niedt
Director

By:	/s/ Andrew R. Speaker	March 16, 2010
Andrew R. Speaker
President and Chief Executive Officer and a Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Mercer Insurance Group, Inc.

Under date of March 16, 2010, we reported on the consolidated balance sheets of Mercer Insurance Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, which are included in the annual report on Form 10-K.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules in the annual report on Form 10-K.  These financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 16, 2010

Mercer Insurance Group, Inc. and Subsidiaries
Schedule I - Summary of Investments - Other than
Investments in Related Parties as of December 31, 2009

Column A	Column B	Column C	Column D

		Market	Balance
Type of Investment	Cost	Value	Sheet
	(Dollars in thousands)
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$68,864	72,021	72,021
States, municipalities and political subdivisions	136,706	143,293	143,293
All Other	143,065	150,150	150,150
Total fixed income securities	348,635	365,464	365,464
Equity securities:
Common stocks:
Banks, trust and insurance companies	418	468	468
Industrial, miscellaneous and all other	6,162	7,881	7,881
Preferred stocks:	936	1,135	1,135
Total equity securities	7,516	9,484	9,484

Total investments	$356,151	374,948	374,948

See accompanying report of independent registered public accounting firm.

MERCER INSURANCE GROUP, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Condensed Balance Sheet

December 31, 2009 and 2008

	2009	2008
	(Dollars in thousands)
ASSETS
Investment in common stock of subsidiaries (equity method)	$167,932	$139,611
Investment in preferred stock of subsidiaries (equity method)	-	2,475
Cash and cash equivalents	72	1,644
Goodwill	-	1,797
Deferred tax asset	339	379
Other assets	638	512
Total assets	$168,981	$146,418

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$1	$1
Other liabilities	8,772	9,147
Total liabilities	8,773	9,148
Stockholders' Equity:
Preferred stock, no par value, authorized 5,000,000 shares, no shares issued and outstanding	-	-
Common stock, no par value, authorized 15,000,000 shares, issued
7,074,333 shares, outstanding 6,883,498 shares and
6,801,095 shares	-	-
Additional paid-in capital	72,139	71,369
Accumulated other comprehensive income:
Unrealized gains in investments, net of deferred income taxes	12,220	2,494
Retained Earnings	86,101	74,138
Unearned ESOP shares	(1,878)	(2,505)
Treasury stock, 632,076 and 621,773 shares	(8,374)	(8,226)
Total stockholders' equity	160,208	137,270
Total liabilities and stockholders' equity	$168,981	$146,418

See accompanying report of independent registered public accounting firm.

MERCER INSURANCE GROUP, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Condensed Statement of Earnings

For the Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands)
Revenue:
Investment income, net of expenses	$13	40	81
Total revenue	13	40	81
Expenses:
Other expenses	1,049	1,269	1,840
Total expenses	1,049	1,269	1,840
Loss before tax benefit	(1,036)	(1,229)	(1,759)
Income tax benefit	(210)	(258)	(374)
Loss before equity in income of subsidiaries	(826)	(971)	(1,385)
Equity in income of subsidiaries	14,647	9,205	15,620
Net income	$13,821	8,234	14,235

See accompanying report of independent registered public accounting firm.

MERCER INSURANCE GROUP, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Condensed Statements of Cash Flows

For the Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$13,821	8,234	14,235
Dividends from subsidiaries	2,640	2,275	1,500
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(14,647)	(9,205)	(15,620)
ESOP share commitment	1,019	1,014	1,175
Amortization of restricted stock compensation	345	547	1,043
Deferred income tax	40	(42)	(35)
Other	(442)	(54)	(305)
Net cash provided by operating activities	2,776	2,769	1,993
Cash flows from financing activities:
Tax benefit from stock compensation plans	33	40	153
Dividends to shareholders	(1,858)	(1,709)	(1,251)
Capital contributions to subsidiaries	(2,375)	-	-
Purchase of treasury stock	(148)	(1,860)	(45)
Net cash used in financing activities	(4,348)	(3,529)	(1,143)
Net increase (decrease) in cash and cash equivalents	(1,572)	(760)	850
Cash and cash equivalents at beginning of period	1,644	2,404	1,554
Cash and cash equivalents at end of period	$72	1,644	2,404
Cash paid during the year for:
Interest	$-	-	-
Income taxes	-	-	-

See accompanying report of independent registered public accounting firm.

Mercer Insurance Group, Inc. and Subsidiaries
Schedule III - Supplementary Insurance Information

Column A	Column B	Column C	Column D	Column E	Column F

		Future Policy
	Deferred	Benefits,		Other Policy
	Policy	Losses, Claims,		Claims and	Net
	Acquisition	and Loss	Unearned	Benefits	Premium
Segment	costs	Expenses	Premiums	Payable	Earned
	(Dollars in thousands)
December 31, 2009
Commercial lines	$16,100	301,846	65,509	-	120,871
Personal lines	2,776	9,502	11,092	-	19,542
Total	$18,876	311,348	76,601	-	140,413

December 31, 2008
Commercial lines	$17,321	293,612	69,180	-	132,425
Personal lines	2,872	10,388	11,228	-	20,152
Total	$20,193	304,000	80,408	-	152,577

December 31, 2007
Commercial lines	$17,679	263,571	76,489		125,427
Personal lines	2,849	10,828	11,535		21,248
Total	$20,528	274,399	88,024	-	146,675

	Column G	Column H	Column I	Column J	Column K

		Benefits,
		Claims,
	Net	Losses and		Other
	Investment	Settlement	Amortization	Operating	Premiums
	Income	Expenses	of DPAC	Expenses	Written
	(Dollars in thousands)
December 31, 2009
Commercial lines		72,588	33,358	10,594	118,410
Personal lines		13,554	5,447	1,496	19,420
Total	$14,198	86,142	38,805	12,090	137,830

December 31, 2008
Commercial lines		81,223	36,073	10,883	127,418
Personal lines		13,996	5,611	1,968	19,934
Total	$13,936	95,219	41,684	12,851	147,352

December 31, 2007
Commercial lines		76,293	33,267	9,903	139,360
Personal lines		14,893	5,496	625	20,307
Total	$13,053	91,186	38,763	10,528	159,667

See accompanying report of independent registered public accounting firm.

Mercer Insurance Group, Inc. and Subsidiaries
For the years ended December 31, 2009, 2008 and 2007
Schedule IV- Reinsurance

Column A	Column B	Column C	Column D	Column E	Column F
			Assumed		Percentage
		Ceded to	from		of Amount
	Gross	Other	other	Net	Assumed
Premiums Earned	Amount	Companies	Companies	Amount	to Net
	(Dollars in thousands)

For the year ended December 31, 2009	$156,735	17,240	918	140,413	0.7%
For the year ended December 31, 2008	$172,817	21,473	1,233	152,577	0.8%
For the year ended December 31, 2007	$176,395	31,521	1,801	146,675	1.2%

See accompanying report of independent registered public accounting firm.

Mercer Insurance Group, Inc. and Subsidiaries
For the years ended December 31, 2009, 2008 and 2007
Schedule V- Allowance for Uncollectible Premiums and Other Receivables

	2009	2008	2007
	(Dollars in thousands)

Balance, January 1	$410	$402	$628
Additions	147	287	102
Deletions	(128)	(279)	(328)
Balance, December 31	$429	$410	$402

See accompanying report of independent registered public accounting firm.

Mercer Insurance Group, Inc. and Subsidiaries
For the years ended December 31, 2009, 2008 and 2007
Schedule VI - Supplemental Information

Column A	Column B	Column C	Column D	Column E	Column F	Column G

	Deferred	Reserve for	Discount
	Policy	Losses and	if any		Net	Net
	Acquisition	Loss Adj.	Deducted in	Unearned	Earned	Investment
Affiliation with Registrant	Costs	Expenses	Column C	Premiums	Premiums	Income
	(Dollars in thousands)

Year ended December 31, 2009	$18,876	311,348	-	76,601	140,413	14,198
Year ended December 31, 2008	$20,193	304,000	-	80,408	152,577	13,936
Year ended December 31, 2007	$20,528	274,399	-	88,024	146,675	13,053

	Column H		Column I	Column J	Column K

	Losses and LAE			Paid
	Incurred			Losses and	Net
	Current	Prior	Amortization	Adjustment	Written
	Year	Year	of DPAC	Expenses	Premiums
	(Dollars in thousands)

Year ended December 31, 2009	$86,046	96	38,805	73,080	137,830
Year ended December 31, 2008	$89,088	6,131	41,684	69,274	147,352
Year ended December 31, 2007	$83,015	8,171	38,763	63,691	159,667

See accompanying report of independent registered public accounting firm.