Form 10-Q
period 2010-03-31
MERCER INSURANCE GROUP INC
filed 2010-05-10
CIK 1050690

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2010,
or
Transition report pursuant to Section 13 or 15(d) Of the Exchange Act
for the Transition Period from                          to

No. 000-25425

________________

(Commission File Number)

MERCER INSURANCE GROUP, INC.
______________________________________________________________________________

(Exact name of Registrant as specified in its charter)

PENNSYLVANIA	23-2934601
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 North Highway 31, P.O. Box 278, Pennington, NJ	08534
(Address of principal executive offices)	(Zip Code)

(609) 737-0426

_____________________________________________________________

(Registrant’s telephone number, including area code)

___________________________________________________________________________________

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

Number of Shares Outstanding as of April 23, 2010
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

These forward-looking statements include statements with respect to the Group’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Group’s control). The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Group’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

•	future economic conditions in the regional and national markets in which the Group competes which are less favorable than current or expected conditions;

•	the effects of weather-related and other catastrophic events;

•	the concentration of insured accounts in California, New Jersey and Pennsylvania;

•	the effect of legislative, judicial, economic, demographic and regulatory events in the seven states in which we do the majority of our business as of March 31, 2010;

•	the continuation of an A.M. Best rating in the Excellent category;

•	the ability to enter new markets successfully and capitalize on growth opportunities either through acquisitions or the expansion of our producer network;

•	the ability to obtain regulatory approval for an acquisition, to close the transaction, and to successfully integrate an acquisition and its operations;

•
financial market conditions, including, but not limited to, changes in interest rates and in the stock markets causing a reduction of investment income or investment gains, an acceleration of the amortization of deferred policy acquisition costs, reduction in the value of our investment portfolio or a reduction in the demand for our products;

•	the impact of acts of terrorism and acts of war;

•	the effects of terrorist related insurance legislation and laws;

•	inflation;

•	the cost, availability and collectability of reinsurance;

•	estimates and adequacy of loss reserves and trends in losses and loss adjustment expenses;

•	heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new and existing competitors;

•	changes in the coverage terms selected by insurance customers, including higher deductibles and lower limits;

•	our inability to obtain regulatory approval of, or to implement, premium rate increases;

•	the potential impact on our reported net income that could result from the adoption of future accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies;

•	the inability to carry out marketing and sales plans, including, among others, development of new products or changes to existing products and acceptance of the new or revised products in the market;

•	unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations;

•	adverse litigation or arbitration results;

•	the ability to carry out our business plans;

•
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

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
March 31, 2010 and December 31, 2009
(Dollars in thousands, except share amounts)

	2010	2009
Assets	(Unaudited)
Investments, at fair value:
Fixed-income securities, available for sale, at fair value (cost $366,388 and $348,635, respectively)	$384,044	365,464
Equity securities, at fair value (cost $8,050 and $7,516, respectively)	10,229	9,484
Total investments	394,273	374,948

Cash and cash equivalents	26,742	39,927
Premiums receivable	36,966	36,405
Reinsurance receivables	77,002	79,599
Prepaid reinsurance premiums	5,959	5,871
Deferred policy acquisition costs	18,261	18,876
Accrued investment income	3,821	4,287
Property and equipment, net	21,141	21,516
Deferred income taxes	5,052	4,941
Goodwill	5,416	5,416
Other assets	4,215	3,568
Total assets	$598,848	595,354
Liabilities and Equity
Liabilities:
Losses and loss adjustment expenses	$311,414	311,348
Unearned premiums	73,955	76,601
Accounts payable and accrued expenses	9,753	12,150
Other reinsurance balances	16,296	12,386
Trust preferred securities	15,597	15,592
Advances under line of credit	3,000	3,000
Other liabilities	4,632	4,069
Total liabilities	434,647	435,146

Stockholders’ Equity:
Preferred stock, no par value, authorized 5,000,000 shares, no shares issued and outstanding	-	-
Common stock, no par value, authorized 15,000,000 shares, issued 7,074,333 shares, outstanding 6,898,936 and 6,883,498 shares	-	-
Additional paid-in capital	72,289	72,139
Accumulated other comprehensive income	12,906	12,220
Retained Earnings	89,104	86,101
Unearned ESOP shares	(1,724)	(1,878)
Treasury stock, 632,076 shares	(8,374)	(8,374)
Total stockholders’ equity	164,201	160,208
Total liabilities and stockholders’ equity	$598,848	595,354

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
Three Months Ended March 31, 2010 and 2009

	2010	2009
	(Dollars in thousands, except per share data)
	(Unaudited)
Revenues:
Net premiums earned	$34,735	35,582
Investment income, net of expenses	3,506	3,603
Net realized investment gains (losses)
Other-than-temporary impairments (none allocated to Other	(89)	(535)
Comprehensive Income)
Other net realized investment gains	561	54
Total net realized investment gains (losses)	472	(481)
Other revenue	456	488

Total revenues	39,169	39,192

Expenses:
Losses and loss adjustment expenses	21,913	22,199
Amortization of deferred policy acquisition costs (related party amounts of $263 and $253, respectively)	9,385	9,905
Other expenses	2,764	2,891
Interest expense	351	352

Total expenses	34,413	35,347

Income before income taxes	4,756	3,845

Income taxes	1,284	954

Net income	$3,472	2,891

Earnings per common share:
Basic	$0.55	0.47
Diluted	$0.54	0.46

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three months ended March 31, 2010
(Unaudited, dollars in thousands)

				Accumulated
			Additional	other		Unearned
	Preferred	Common	paid-in	comprehensive	Retained	ESOP	Treasury
	stock	stock	capital	income	earnings	shares	stock	Total
Balance, December 31, 2009	$-	-	72,139	12,220	86,101	(1,878)	(8,374)	160,208
Net income					3,472			3,472
Unrealized gains on securities:
Unrealized holding gains arising during period, net of related income tax expense of $550				1,069				1,069
Less reclassification adjustment for gains included in net income, net of related income tax expense of $198				(383)				(383)
Other comprehensive income								686
Comprehensive income								4,158
Stock compensation plan amortization			31					31
ESOP shares committed			119			154		273
Dividends to stockholders					(469)			(469)
Balance, March 31, 2010	$-	-	72,289	12,906	89,104	(1,724)	(8,374)	164,201

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2010 and 2009

	2010	2009
	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$3,472	2,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	792	770
Amortization of premium, net	400	342
Amortization of stock compensation	31	117
ESOP share commitment	273	210
Net realized investment (gains) losses	(472)	481
Deferred income tax	(464)	(1,507)
Change in assets and liabilities:
Premiums receivable	(561)	1,039
Reinsurance receivables	2,597	3,526
Prepaid reinsurance premiums	(88)	1,162
Deferred policy acquisition costs	615	1,432
Other assets	(288)	217
Losses and loss adjustment expenses	66	62
Unearned premiums	(2,646)	(4,887)
Other reinsurance balances	3,910	1,087
Other	(2,576)	(3,599)
Net cash provided by operating activities	5,061	3,343

Cash flows from investing activities:
Purchase of fixed income securities, available for sale	(29,545)	(28,185)
Purchase of equity securities	(1,002)	-
Sale and maturity of fixed income securities, available for sale	12,511	15,869
Sale of equity securities	675	1,717
Purchase of property and equipment, net	(416)	(2,991)
Net cash used in investing activities	(17,777)	(13,590)

Cash flows from financing activities:
Purchase of treasury stock	-	(126)
Dividends to stockholders	(469)	(464)
Net cash used in financing activities	(469)	(590)

Net decrease in cash and cash equivalents	(13,185)	(10,837)
Cash and cash equivalents at beginning of period	39,927	37,043
Cash and cash equivalents at end of period	$26,742	26,206

Cash paid during the period for:
Interest	$347	348
Income taxes	$-	-

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

The Group, through its property and casualty insurance subsidiaries, sells a wide array of property and casualty insurance products designed to meet the insurance needs of individuals in New Jersey and Pennsylvania, and small and medium-sized businesses in Arizona, California, Nevada, New Jersey, New York, Oregon and Pennsylvania. The companies in the Group are operated under common management, and are licensed collectively in twenty two states, but are currently focused on doing business in the states previously noted. Business written in New York only supports accounts in adjacent states. FPIC writes direct mail surety coverage in some of the other states where it holds licenses.

The Group’s business activities are separated into three operating segments, which are commercial lines of insurance, personal lines of insurance and the investment function.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2009 included in the Group’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Share-Based Compensation

The Group makes grants of qualified (ISOs) and non-qualified stock options (NQOs), and non-vested shares (restricted stock) under its stock incentive plan.  Stock options are granted at prices that are not less than market price at the date of grant, and are exercisable over a period of ten years for ISOs and ten years and one month for NQOs.  Restricted stock grants, ISOs and NQOs vest over periods of three or five years.

The Group applies the fair value recognition provisions of Accounting Standards Codification (ASC) section 718, Compensation – Stock Compensation, using the modified-prospective-transition method.  The after-tax compensation expense recorded in the consolidated statements of earnings for stock options (net of forfeitures) for the three months ended March 31, 2010 and 2009 was $21,000 and $46,000, respectively.  The after-tax compensation expense recorded in the consolidated statements of earnings for restricted stock (net of forfeitures) for the three months ended March 31, 2010 and 2009 was $6,000 and $45,000, respectively.

As of March 31, 2010, the Group has $0.1 million of unrecognized total compensation cost related to non-vested stock options and restricted stock.  That cost will be recognized over the remaining weighted-average vesting period of one year.

For the three months ended March 31, 2010, the Group made no grants of restricted stock and stock options.  In addition, there were no forfeitures of restricted stock or ISOs / NQOs, and no options exercised during the first three months of 2010. During the first three months of 2009, ISOs on 10,000 shares of stock expired unexercised and were consequently forfeited.

New Accounting Pronouncements

In April 2009, the FASB issued guidance under ASC section 820, Fair value Measurements and Disclosures, relating to required disclosures concerning the fair value of financial instruments when a publicly traded company issues financial information for interim reporting periods. The requirements are effective for interim reporting periods ending after June 15, 2009. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance under ASC section 320, Investments – Debt and Equity Securities, modifying the requirements for recognizing other-than-temporarily impaired debt securities and significantly changing the existing impairment model for such securities. This guidance also modifies the presentation of other-than-temporary impairment losses. Such modifications include changing the amount of the other-than-temporary impairment that is recognized in earnings when there are credit losses on a debt security that the entity does not intend  to sell and it is not more-likely-than-not that the entity will be required to sell prior to recovery.  In these situations, the portion of the total impairment that is related to the credit loss would be recognized as a charge against operations, and the remaining portion would be included in other comprehensive income.  The guidance also increases the frequency of and expands already required disclosures about the other-than-temporary impairment of debt and equity securities. This guidance is effective for fiscal years ending after June 15, 2009.

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

The Group adopted this guidance as of January 1, 2009.  As the Group did not hold any debt securities at January 1, 2009 that were the subject of previous other than temporary impairment charges which were non-credit in nature, the adoption of this guidance did not result in the recognition of a cumulative-effect adjustment. Adoption of this guidance did not have a material impact to the Group’s results of operations, financial condition, or liquidity. In April 2009, the FASB issued guidance under ASC section 820, Fair value Measurements and Disclosures, which addresses the factors that determine whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared to the normal market activity. This guidance provides that if it has been determined that the volume and level of activity has significantly decreased and that transactions are not orderly, further analysis is required and significant adjustments to the quoted prices or transactions might be needed. The guidance is effective for interim and annual reporting periods ending after June 15, 2009. Adoption did not have a material impact on the Group’s results of operations, financial condition, or liquidity.

In May 2009, the FASB issued guidance under ASC section 855, Subsequent Events, which establishes the standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company adopted this standard, which did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance under ASC section 105, Generally Accepted Accounting Principals, that established the FASB Accounting Standards Codification as the source of authoritative GAAP for nongovernmental entities. The Codification superseded all existing non-SEC accounting and reporting standards. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As the Codification will not change existing GAAP, the guidance did not have an impact on our financial condition or results of operations and changes the way the Company refers to GAAP accounting standards.

In August 2009, the FASB issued guidance under ASC section 320, Investments – Debt and Equity Securities, related to fair value measurements and disclosures for liabilities, which amends earlier guidance related to fair value measurements and disclosures. The new guidance provides clarification in circumstances where a quoted price in an active market for an identical liability is not available, and a reporting entity is required to measure fair value using one or more valuation techniques. In addition, the new guidance also addresses practical difficulties where fair value measurements based on the price that would be paid to transfer a liability to a new obligor and contractual or legal requirements that prevent such transfers from taking place. The Company adopted the new standard which became effective for the annual reporting period ended December 31, 2009. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued guidance under ASC section 320, Investments – Debt and Equity Securities,  that requires additional disclosures regarding fair value measurements. The guidance requires entities to disclose the amounts and reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy, reasons for any transfers in or out of Level 3 and to separately disclose information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances, and settlements. Portions of the guidance are effective for interim and annual reporting periods beginning after December 15, 2009, and the remaining guidance is effective for interim and annual reporting periods beginning after December 15, 2010.

(2)	INVESTMENTS

Net investment income, net realized investment gains or losses, and change in unrealized gains or losses on investment securities are as follows.

Net investment income and net realized investment gains (losses):

	Three months ended
	March 31,
	2010	2009
Investment income:
Fixed income securities	$3,989	3,937
Equity securities	60	80
Cash and equivalents	33	47
Gross investment income	4,082	4,064
Less investment expenses	576	461
Net investment income	3,506	3,603
Net realized gains (losses):
Fixed income securities	374	(319)
Equity securities	207	(243)
Mark-to-market valuation for interest rate swaps	(109)	81
Net realized investment gains (losses)	472	(481)
Net investment income and net realized investment gains	$3,978	3,122

Investment expenses include salaries, advisory fees and other miscellaneous expenses attributable to the maintenance of investment activities.

The change in net unrealized gains of securities from December 31, 2009 is as follows:

Change in Unrealized Gains and Losses:	March 31,
2010
Fixed-income securities	$827
Equity securities	211
$1,038

The cost and estimated market value of available-for-sale fixed-income and equity investment securities at March 31, 2010 and December 31, 2009 is shown below.

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost (1)	Gains	Losses	Value
At March 31, 2010:
Fixed-income securities, available for sale:
U.S. government and government agencies (2)	$72,466	3,553	52	75,967
Obligations of states and political subdivisions	133,551	6,250	29	139,772
Industrial and miscellaneous	142,725	7,027	186	149,566
Mortgage-backed securities	17,646	1,096	3	18,739
Total fixed maturities	366,388	17,926	270	384,044
Equity securities:
At estimated market value	8,050	2,193	14	10,229
Total	$374,438	20,119	284	394,273

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost (1)	Gains	Losses	Value
At December 31, 2009:
Fixed-income securities, available for sale:
U.S. government and government agencies (2)	$68,864	3,209	52	72,021
Obligations of states and political subdivisions	136,706	6,743	156	143,293
Industrial and miscellaneous	124,135	6,380	292	130,223
Mortgage-backed securities	18,930	1,008	11	19,927
Total fixed maturities	348,635	17,340	511	365,464
Equity securities:
At estimated market value	7,516	2,001	33	9,484
Total	$356,151	19,341	544	374,948
______________________
(1)	Original cost of equity and fixed-income securities adjusted for other than temporary impairment writedowns and amortization of premium and accretion of discount.
(2)
Includes approximately $54,708 and $55,092 (cost) and $57,806 and $57,874 (fair value), respectively, of mortgage-backed securities implicitly or explicitly backed by the U.S. government and government agencies as of March 31, 2010 and December 31, 2009.

The following table shows our industrial and miscellaneous fixed income securities and equity holdings by industry sector:

	March 31, 2010		December 31, 2009
	Cost (1)	Fair Value	Cost (1)	Fair Value

Industrial and miscellaneous:

Fixed income securities
Retail specialty	$48,555	$50,622	$42,211	$43,897
Energy	34,863	36,698	30,685	32,317
Financial	32,145	34,097	29,612	31,537
Pharmaceutical	14,907	15,342	9,367	9,744
Information Technology	12,255	12,807	12,260	12,728
Total	$142,725	$149,566	$124,135	$130,223

Equity securities
Retail specialty	$4,000	$4,890	$3,488	$4,216
Financial	1,293	1,587	1,293	1,505
Information Technology	1,261	1,671	995	1,363
Pharmaceutical	1,333	1,844	1,333	1,764
Energy	163	237	407	636
Total	$8,050	$10,229	$7,516	$9,484

The estimated  market value and unrealized loss for securities in a temporary unrealized loss position as of March 31, 2010 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and
obligations of U.S.
government corporations
and agencies	$12,665	$52	$-	$-	$12,665	$52
Obligations of states and
political subdivisions	1,921	29	-	-	1,921	29
Industrial and Miscellaneous securities	20,152	186	-	-	20,152	186
Mortgage-backed securities	-	-	215	3	215	3
Total fixed maturities	34,738	267	215	3	34,953	270
Total equity securities	1,184	14	-	-	1,184	14
Total securities in a
temporary unrealized loss
position	$35,922	$281	$215	$3	$36,137	$284

Fixed maturity investments with unrealized losses for less than twelve months are ordinarily due to changes in the interest rate environment and anomalies in pricing in the current credit markets. At March 31, 2010 we had one fixed maturity security with an unrealized loss for more than twelve months.  It has a fair value of  98% of book value. We do not believe the decline is other than temporary due to the credit quality of the holding. We currently have no intention or expectation that we will have to sell this security before recovery.

There are six common stock securities that are in an unrealized loss position at March 31, 2010.  All of these securities have been in an unrealized loss position for less than seven months. We do not believe these declines are other than temporary as a result of reviewing the circumstances of each such security, and  we currently have the ability and intent to hold these securities until recovery.

The amortized cost and estimated fair value of fixed-income securities at March 31, 2010, by contractual maturity, are shown below (note that mortgage-backed securities in the below table include securities backed by the U.S. government and agencies).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$18,040	18,423
Due after one year through five years	108,750	113,553
Due after five years through ten years	154,027	161,948
Due after ten years	13,217	13,575
	294,034	307,499
Mortgage-backed securities	72,354	76,545
	$366,388	384,044

A roll-forward of the amount related to credit losses for fixed income securities recognized in earnings is presented in the following table:

Three months
ended
March 31,
2010

Beginning balance of cumulative credit loss for securities held at January 1, 2010	$3,732
Additional credit loss for securities previously other-than-temorarily impaired	8
Credit loss for securities not previously other-than-temorarily impaired	-
Reduction in credit loss for securities disposed or collected	(247)
Reduction in credit loss for securities other-than-temporarily impaired which were	-
intended to be or were required of necessity to be sold
Change in credit loss due to accretion of increase in cash flows for securities	-
previously other-than-temporarily impaired
Ending balance March 31, 2010	$3,493

The gross realized gains and losses on investment securities for the three months ended March 31, 2010 and 2009 are as follows:

	2010	2009
Gross realized gains:
Gains on sale of securities	670	138
Mark-to-market for interest rate swaps	-	81
Total	670	219
Gross realized losses:
Losses on sale of securities	-	165
Other than temporary impairment write-downs	89	535
Mark-to-market for interest rate swaps	109	-
Total	198	700

Net realized gain (loss)	472	$(481)

In the three months ended March 31, 2010 and March 31, 2009, we recorded pre-tax charges to earnings of $8 and $535, respectively, for credit-related write-downs of other-than-temporarily-impaired securities (OTTI). In the three months ended March 31, 2010 and March 31, 2009, we recorded charges of $81 and $0, respectively, for other-than-temporary impairment of fixed income securities for which a decision had been taken to sell.

The Company has no material amount of  non-credit other-than-temporary impairment loss carried in Other Comprehensive Income at March 31, 2010.

Proceeds from sales and maturities of securities were $13.2 million and $17.6 million, respectively, for the three months ended March 31, 2010 and 2009.

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

In determining the results of each segment, assets are not allocated to segments and are reviewed in the aggregate for decision-making purposes.

Financial data by segment is as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Revenues:
Net premiums earned:
Commercial lines	$29,945	$30,704
Personal lines	4,790	4,878
Total net premiums earned	34,735	35,582
Net investment income	3,506	3,603
Net realized investment gains (losses)	472	(481)
Other revenue	456	488
Total revenues	$39,169	$39,192
Income before income taxes:
Underwriting income (loss):
Commercial lines	$1,967	$1,320
Personal lines	(1,294)	(733)
Total underwriting income	673	587
Net investment income	3,506	3,603
Net realized investment gains (losses)	472	(481)
Other	105	136
Income before income taxes	$4,756	$3,845

(4)	Reinsurance

Premiums earned are net of amounts ceded of $3.7 million and $4.5 million for the three months ended March 31, 2010 and 2009, respectively. Losses and loss adjustment expenses are net of amounts ceded of ($0.3) million and $0.7 million for the three months ended March 31, 2010 and 2009, respectively.

Effective January 1, 2010, the Group renewed its reinsurance coverages with no change in its retention of  $1.0 million on any individual property or casualty risk for both 2010 and 2009.   There was no change in umbrella liability retention which is reinsured on a 75% quota share basis up to $1.0 million and on a 100% quota share basis in excess of $1.0 million for both 2010 and 2009.  The property limit was increased to $10.0 million in 2010 from $7.5 million in 2009.  The Group purchases facultative coverage in excess of these limits.  Effective January 1, 2010, a $500,000 annual deductible was added to the $1.5 million excess of $500,000 layer of the surety excess of loss treaty.

In conjunction with the renewal of the reinsurance program for both 2010 and 2009, the prior year reinsurance treaties were terminated on a run-off basis, which requires that for policies in force as of December 31, 2009 and 2008, respectively, these reinsurance agreements continue to cover losses occurring on these policies in the future. Therefore, the Group will continue to remit premiums to and collect reinsurance recoverable from the reinsurers on these prior year treaties as the underlying business runs off.

(5)	Comprehensive Income

The Group’s comprehensive income for the three months ended March 31, 2010 and 2009 is as follows:

	Three months ended
	March 31,
	2010	2009
	(In thousands)
Net income	$3,472	$2,891
Other comprehensive income (loss), net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during period, net of related income tax expense of $550 and $810	1,069	1,573
Less reclassification adjustment for (gains) losses included in net income, net of related income tax expense (benefit) of $198 and ($191)	(383)	371
Defined benefit pension plan, net of related income tax expense of $0 and $1	-	1
	686	1,945
Comprehensive income	$4,158	$4,836

(6)	Share-based Compensation

The Group adopted the Mercer Insurance Group, Inc. 2004 Stock Incentive Plan (the Plan) on June 16, 2004. Awards under the Plan may be made in the form of incentive stock options (to employees only), nonqualified stock options, restricted stock or any combination to employees and non-employee directors. At adoption, the Plan initially limited to 250,000 the number of shares that may be awarded as restricted stock, and to 500,000 the number of shares for which incentive stock options may be granted. The total number of shares initially authorized in the Plan was 876,555 shares, with an annual increase equal to 1% of the shares outstanding at the end of each year. As of March 31, 2010, the Plan’s authorization has been increased under this feature to 1,270,514 shares.  The Plan provides that stock options and restricted stock awards may include vesting restrictions and performance criteria at the discretion of the Compensation Committee of the Board of Directors.  The term of options may not exceed ten years for incentive stock options, and ten years and one month for nonqualified stock options, and the option price may not be less than fair market value on the date of grant.  The grants made under the plan employ graded vesting over vesting periods of 3 or 5 years for restricted stock, incentive stock options, and nonqualified stock option grants, and include only service conditions.  Upon exercise, it is anticipated that newly issued shares will be issued to the option holder.

For the three months ended March 31, 2010, the Group made no grants of restricted stock and stock options.  In addition, there were no forfeitures of restricted stock and no options exercised during the first three months of 2010.

Information regarding stock option activity in the Group’s Plan is presented below:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at December 31, 2009	590,700	$13.26
Granted - 2010	-	-
Exercised - 2010	-	-
Forfeited - 2010	-	-
Outstanding at March 31, 2010	590,700	$13.26
Exercisable at:
March 31, 2010	569,700	$13.13
Weighted-average remaining contractual life		4.4 years
Compensation remaining to be recognized for unvested stock options at March 31, 2010 (millions)		$0.1
Weighted-average remaining amortization period		0.7 years
Aggregate Intrinsic Value of outstanding options, March 31, 2010 (millions)		$3.1
Aggregate Intrinsic Value of exercisable options, March 31, 2010 (millions)		$3.0

In determining the expense to be recorded for stock options in the consolidated statements of earnings, the fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The significant assumptions utilized in applying the Black-Scholes-Merton option pricing model are the risk-free interest rate, expected term, dividend yield, and expected volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model. The expected term of an option award is based on expected experience of the awards. The dividend yield is determined by dividing the per share dividend by the grant date stock price. The expected volatility is based on the volatility of the Group's stock price over a historical period.

Information regarding unvested restricted stock activity in the Group’s Plan is below:

	Number of Shares	Weighted Average Fair Value per Share
Unvested restricted stock at December 31, 2009	3,000	$22.18
Granted - 2010	-	-
Vested - 2010	-	-
Forfeited - 2010	-	-
Unvested restricted stock at March 31, 2010	3,000	$22.18
Compensation remaining to be recognized for unvested restricted stock at March 31, 2010 (millions)		0.04
Weighted-average remaining amortization period		1.0 years

(7)	Earnings per Share

The computation of basic and diluted earnings per share is as follows:

	Three months ended March 31,
	2010	2009
	(Dollars in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$3,472	$2,891
Denominator for basic earnings per share - weighted-average shares outstanding	6,259,228	6,180,227
Effect of stock incentive plans	154,261	52,817
Denominator for diluted earnings per share	6,413,489	6,233,044
Basic earnings per share	$0.55	$0.47
Diluted earnings per share	$0.54	$0.46

The denominator for diluted earnings per share does not include the effect of outstanding stock options that have an anti-dilutive effect. Options on 40,000 shares were considered to be anti-dilutive for the three month periods ended March 31, 2010 and 2009 and were excluded from the earnings per share calculation.

(8) Fair Value of Assets and Liabilities

In accordance with ASC section 820, Fair Value Measurements and Disclosures, the Group’s assets and financial liabilities measured at fair value are categorized into three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

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

The table below presents the balances of financial assets and liabilities measured at fair value on a recurring basis.

	March 31, 2010
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fixed-income securities, available for sale	$384,044	$5,624	$377,039	$1,381
Equity securities	10,229	10,162	-	67
Total assets	$394,273	$15,786	$377,039	$1,448

Other liabilities	$1,469	$-	$1,469	$-
Total liabilities	$1,469	$-	$1,469	$-

	December 31, 2009
(in thousands)	Total	Level 1	Level 2	Level 3

Fixed-income securities, available for sale	$365,464	$5,596	$358,520	$1,348
Equity securities	9,484	9,417	-	67
Total assets	$374,948	$15,013	$358,520	$1,415

Other liabilities	$1,360	$-	$1,360	$-
Total liabilities	$1,360	$-	$1,360	$-

The changes in Level 3 financial assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2010		March 31, 2009
(in thousands)	Fixed-income securities, available for sale	Equity securities	Fixed-income securities, available for sale	Equity securities

Balance, beginning of period	$1,348	$67	$1,767	$46
Total net loss included in net income	-	-	(285)	-
Total net gain (losses) included in other comprehensive income	33	-	(15)	-
Purchases, sales, issuances and settlements, net	-	-	(2)	-
Balance, end of period	$1,381	$67	$1,465	$46

The Company did not have significant transfers between Levels 1 and 2 during the quarters ended March 31, 2010 and 2009.

For the three months ended March 31, 2010 and 2009, there were no non-financial assets measured at fair value on a recurring or non-recurring basis.  In addition, there were no non-financial liabilities measured at fair value on a recurring or nonrecurring basis.

(9)	Derivative Instruments and Hedging Activities

The Group entered into three interest rate swap agreements to hedge against interest rate risk on its floating rate trust preferred securities.  Our interest rate swaps are contracts to convert, for a period of time, the floating rate of the trust preferred securities into a fixed rate without exchanging the instruments themselves.  As of March 31, 2010 and December 31, 2009, the Group was party to interest-rate swap agreements with an aggregate notional principal amount of $15,500.

The Group accounts for its interest rate swaps in accordance with accounting guidance under ASC section 815, Derivatives and Hedging.

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

A summary of the fair values of interest rate swaps outstanding as of March 31, 2010 and December 31, 2009 follows:

	March 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value liability	Balance Sheet Location	Fair Value liability
Interest rate swaps:

Union Bank of California (Trust I)	Other liabilities	$(442)	Other liabilities	$(417)
Union Bank of California (Trust II)	Other liabilities	(294)	Other liabilities	(274)
Union Bank of California (Trust III)	Other liabilities	(733)	Other liabilities	(669)

Total derivatives		$(1,469)		$(1,360)

A summary of the effect of derivative instruments on the consolidated statements of earnings for the three month periods ended  March 31, 2010 and 2009 follows:

	Three months ended
	March 31, 2010		March 31, 2009
	Location of Gain Recognized in Income	Amount of (loss) Recognized in Income	Location of gain Recognized in Income	Amount of gain Recognized in Income
Interest rate swaps:

Union Bank of California (Trust I)	Net realized investment gains	$(25)	Net realized investment losses	$12
Union Bank of California (Trust II)	Net realized investment gains	(20)	Net realized investment losses	13
Union Bank of California (Trust III)	Net realized investment gains	(64)	Net realized investment losses	56

Total derivatives		$(109)		$81

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

Overview

Mercer Insurance Group, Inc. (MIG or the Holding Company) is a holding company owning, directly and indirectly, all of the outstanding shares of our four insurance companies and our non-insurance subsidiaries (collectively, the Group). Mercer Insurance Company, our oldest insurance company, has been engaged in the sale of property and casualty insurance since 1844. Our insurance companies underwrite property and casualty insurance principally in Arizona, California, New Jersey, Nevada, Oregon, and Pennsylvania, with a limited amount of business is written in New York to support accounts in adjacent states, and are as follows:

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

The Group’s operating subsidiaries are licensed collectively in twenty-two states, but are currently focused on doing business in six states: Arizona, California, Nevada, New Jersey, Pennsylvania and Oregon.  MIC and MICNJ write property and casualty insurance in New York in support of existing accounts written in other states.   FPIC holds an additional fifteen state licenses outside of the Group’s current focus area. Currently, only direct mail surety coverage is being written in some of these states.

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

We perform a comprehensive annual review of loss reserves for each of the lines of business we write in connection with the determination of the year-end carried reserves. The review process takes into consideration the variety of trends and other factors that impact the ultimate settlement of claims in each particular class of business. A similar review is performed prior to the determination of the June 30 carried reserves. Prior to the determination of the March 31 and September 30 carried reserves, we review the emergence of paid and reported losses relative to expectations and make necessary adjustments to our carried reserves. There are also a number of analyses of claims experience and reserves undertaken by management on a monthly basis.

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

Reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at March 31, 2010.

The property and casualty industry has incurred substantial aggregate losses from claims related to asbestos-related illnesses, environmental remediation, product liability, mold, and other uncertain exposures. We have not experienced significant losses from these types of claims. Our subsidiary, FPIC, insures contractors for liability for construction defect risks, among other risks.

The table below summarizes loss and loss adjustment reserves by major line of business:

	March 31, 2010	December 31, 2009
	(In thousands)
Commercial lines:
Commercial multi-peril	$244,552	$245,361
Commercial automobile	33,897	34,164
Surety	8,783	8,799
Workers' compensation	8,729	8,728
Other liability	4,459	4,766
Fire, allied, inland marine	153	27
	300,573	301,845
Personal lines:
Homeowners	7,292	6,457
Personal automobile	2,576	2,113
Other liability	594	506
Fire, allied, inland marine	297	345
Workers' compensation	82	82
	10,841	9,503
Total	$311,414	$311,348

Investments. We have designated our fixed income portfolio as available for sale, and therefore it is carried at fair value in our consolidated balance sheet, as are equity securities. Unrealized investment gains or losses on our securities, net of applicable income taxes, are reflected directly in stockholders’ equity as a component of accumulated other comprehensive income and, accordingly, have no effect on net income. Realized investment gains or losses on dispositions of investments are recognized in net income, net of  appropriate taxes.

In the case of unrealized losses in our portfolio, the Investment Committee reviews the impaired investments, evaluating certain factors, including but not limited to the following: the relationship of market price per share versus carrying value per share at the date of acquisition and the date of evaluation, the price-to-earnings ratio at the date of acquisition and the date of evaluation, any rating agency announcements, the issuer’s financial condition and near-term prospects, including any specific events that may influence the issuer’s operations, the independent auditor’s report on the issuer’s financial statements; and any buy/sell/hold recommendations or price projections by outside investment advisors to evaluate whether the decline is other than temporary. These evaluations involve judgment and consider the magnitude and reasons for a decline and the prospects for the fair value to recover in the near term. If it is determined that the decline in market value is other than temporary, the carrying value of the security will be written down to “realizable value”. The amount of the write down is accounted for as a realized loss in the case of equities and in the case of fixed income securities where the decline is attributable to credit issues or when the Company has the intent or will be required to sell the impaired security. Where a fixed income other than temporary impairment is not attributable to credit issues, it will be recognized in other comprehensive income. “Realizable value” is defined for this purpose as the market price of the security for an equity security and the present value of the expected cash flows for a fixed income security. A write down to a value other than the market price requires objective evidence in support of that value.

Adverse investment market conditions, poor operating performance, or other adversity encountered by companies whose stock or fixed maturity securities we own could result in impairment charges in the future.

In the three month periods ended March 31, 2010 and 2009, we recorded pre-tax charges to earnings of $8,000 and $535,000, respectively, for credit-related write-downs of other-than-temporarily-impaired securities (OTTI). All were treated as other-than-temporarily-impaired as a result of deteriorating underlying collateral issues, including increased delinquency and default rates and slower payments, as well as declining business conditions and rating agency downgrades. In the three months ended March 31, 2010 and March 31, 2009, we recorded charges of $81,000 and $0, respectively, for other-than-temporary impairment of fixed income securities for which a decision had been taken to sell.

The Company has no material amount of non-credit OTTI loss carried in other comprehensive income at March 31, 2010.

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

Prior to 2007, some of the Group's reinsurance treaties (primarily FPIC treaties) have provisions for contingent ceding commissions based on the loss experience of the underlying reinsurance contracts.  Estimating the emergence of claims to the applicable reinsurance layers is judgemental and subject to uncertainty, and the net amounts that will ultimately be realized may vary from the estimated amounts presented in the Group's results of operations.

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

The availability of reinsurance at reasonable pricing is an important part of our business. Effective, January 1, 2009 (and continuing into 2010), the Group increased its retention to $1 million (from a maximum retention of $850,000 in 2008) on the casualty, property and workers’ compensation lines of business. As the Group increases the net retention of the business it writes, net premiums written and earned will increase and ceded losses will decrease.

The Group writes homeowners insurance only in New Jersey and Pennsylvania, and personal automobile insurance only in Pennsylvania. Personal lines insurance is not written in any other states in which the Group does business.

Three months ended March 31, 2010 compared to three months ended March 31, 2009

The components of income for the first three months of 2010 and 2009, and the change and percentage change from year to year, are shown in the charts below.  The accompanying narrative refers to the statistical information displayed in the chart immediately above the narrative.

Three months ended March 31,
2010 vs. 2009 Income	2010	2009	Change		% Change
	(Dollars in thousands)
Commercial lines underwriting income	$1,967	$1,320	$647		49.0%
Personal lines underwriting loss	(1,294)	(733)	(561)		(76.5	) %
Total underwriting income	673	587	86		14.7%
Net investment income	3,506	3,603	(97)		(2.7	) %
Net realized investment gains (losses)	472	(481)	953		N/M
Other	456	488	(32)		(6.6	) %
Interest expense	(351)	(352)	1		(0.3	) %
Income before income taxes	4,756	3,845	911		23.7%
Income taxes	1,284	954	330		34.6%
Net Income	3,472	2,891	581		20.1%

Loss/ LAE ratio (GAAP)	63.1%	62.4%	0.7%
Underwriting expense ratio (GAAP)	35.0%	36.0%	(1.0	) %
Combined ratio (GAAP)	98.1%	98.4%	(0.3	) %

Loss/ LAE ratio (Statutory)	63.5%	62.4%	1.1%
Underwriting expense ratio (Statutory)	35.7%	36.1%	(0.4	) %
Combined ratio (Statutory)	99.2%	98.5%	0.7%

(N/M means “not meaningful”)

Underwriting income in the first three months of 2010 was $673,000, as compared to $587,000 in 2009. Our GAAP combined ratio for the first quarter of 2010 was 98.1%, as compared to a combined ratio for the prior year of 98.4%. The statutory combined ratio for the first three months of 2010 and 2009 was 99.2% and 98.5%, respectively.  See the discussion below relating to commercial and personal lines performance.

Net investment income decreased $97,000 to $3.5 million in the first three months of 2010, as compared to $3.6 million in 2009, driven by expenses allocated to investment income. Gross investment income, before allocated expenses, increased slightly in the first three months of 2010, as compared to that of the prior year. See the discussion below relating to the investment segment.

Net realized investment gains in the first three months of 2010 amounted to $472,000, as compared to a net realized loss of $481,000 in 2009. Included in net realized investment gains and losses, the Group had write-downs of other than temporary impairments related to credit quality of $8,000 and $535,000, and a (loss) gain on the mark to market valuation of interest rate swaps of ($109,000) and $81,000, in the first three months of 2010 and 2009, respectively. See also the discussion of other than temporary impairments on investment securities in the “Critical Accounting Policies” section.

Other revenue of $456,000 and $488,000 in the first three months of 2010 and 2009, respectively, primarily represents service charges recorded on insurance premium payment plans.

Interest expense of $351,000 and $352,000 in the first quarter of 2010 and 2009, respectively, represents interest expense on the trust preferred securities obligations of FPIG.

Charts and discussion relating to each of our segments (Investment, Commercial Lines, and Personal Lines) follow with further discussion below.

Revenues

Three Months Ended March 31,
2010 vs. 2009 Revenue	2010	2009	Change	% Change
	(In thousands)
Direct premiums written	$35,751	$34,993	$758	2.2%
Net premiums written	32,000	31,856	144	0.5%
Net premiums earned	34,735	35,582	(847)	(2.4)%
Net investment income	3,506	3,603	(97)	(2.7)%
Net realized investment gains (losses)	472	(481)	953	N/M
Other revenue	456	488	(32)	(6.6)%
Total revenue	$39,169	$39,192	$(23)	(0.1)%

(N/M means  “not meaningful”)

Total revenues for the first quarters of 2010 and 2009 remained constant at $39.2 Million.

Direct premiums written increased 2.2%, or $758,000 to $35.8 million in the first quarter of 2010, as compared to 2009. Despite the modest growth in the first quarter of 2010, we have experienced declines in direct written premium in recent quarters, as compared to the same periods in previous  years, which have resulted from the weakened economic conditions and reduced economic activity in our operating territories, particularly California, which reduces insurance exposures and the need to insure them. In addition, the current market continues to be very competitive, with pricing and coverage competition present in all classes of commercial accounts, package policies, and commercial automobile policies, as well as in personal lines, all of which presents a challenge in retaining our accounts on renewal, or renewing a policy at the expiring premium. Competition continues on large accounts, as competitors compete for these higher premium accounts. Pricing in the property and casualty insurance industry historically has been and remains cyclical, and in the current soft market condition, price competition is prevalent, making it challenging to write and retain properly priced personal and commercial lines business. To compensate for that we work with our agents to identify business and accounts compatible with our underwriting appetite, which includes certain types of religious institution risks, contracting risks, small business risks and property risks. In so doing, the Group maintains a strong focus on its disciplined underwriting and on maintaining its pricing standards, declining business which it determines is inadequately priced for its level of risk. Although some modest growth in direct premiums written was achieved in the first quarter of 2010, the Company  cannot be sure there won’t be further declines in direct premium written caused by the economic conditions, or conversely, any growth in opportunities to write new direct premium may be modest as a result of the prevailing economic conditions.

Despite the competitive market conditions and weakened economy, the Group’s policy retention on renewal has been favorable across most product lines and the Group has been able to grow its policy count, aided through the introduction of new products. In the fourth quarter of 2008, a new Business Owners Policy for California risks was introduced. This product targets small to medium sized businesses, which have been shown to be somewhat less price sensitive and demonstrate higher retention on renewal than larger accounts. In 2009, a new contracting product which specializes in covering artisan contractors was introduced in Arizona and California. Artisan contractors primarily provide repair and maintenance services, and this segment tends to experience less severe market fluctuations compared to the new construction industry, and will help diversify our west coast book away from its current new construction orientation.

Net premiums written increased modestly as a result of the increase in direct premiums written, offset by reinsurance payments in the first quarter. The decline in net premiums earned is attributable to decline in direct and net written premium in previous quarters. The Company’s 2010 reinsurance program renewed with very little change which should have only a negligible impact on net premium written. Effective January 1, 2010, the Group renewed its reinsurance coverages with no change in its retention of  $1.0 million on any individual property or casualty risk.   There was no change in umbrella liability retention which is reinsured on a 75% quota share basis up to $1.0 million and on a 100% quota share basis in excess of $1.0 million for both 2010 and 2009.  The property limit was increased to $10.0 million in 2010 from $7.5 million in 2009.  The Group purchases facultative coverage in excess of these limits.  Effective January 1, 2010, a $500,000 annual deductible was added to the $1.5 million excess of $500,000 layer of the surety excess of loss treaty.

For more information see the discussions below relating to the Investment segment, Commercial Lines segment, and Personal Lines segment.

Investment segment

Three Months Ended March 31,
2010 vs. 2009 Investment Income and Realized Gains (losses)	2010	2009	Change	% Change
	(In thousands)
Fixed income securities	$3,989	$3,937	$52	1.3%
Dividends	60	80	(20)	(25.0)%
Cash, cash equivalents & other	33	47	(14)	(29.8)%
Gross investment income	4,082	4,064	18	0.4%
Investment expenses	(576)	(461)	(115)	(24.9)%
Net investment income	3,506	3,603	$(97)	(2.7)%

Realized gains (losses) - fixed income securities	374	(319)	$693	N/M
Realized gains (losses) - equity securities	207	(243)	450	N/M
Mark-to-market valuation for interest rate swaps	(109)	81	(190)	N/M
Net realized gains (losses)	472	(481)	$953	N/M

(N/M means “not meaningful”)

In the first three months of 2010, net investment income decreased $0.1 million, or 2.7%, to $3.5 million, as compared to $3.6 million in the prior year. This decrease was caused by higher expenses allocated to investment income,  despite a modest increase in gross investment income driven by an  increase in the investment portfolio resulting from operating cash flow.

In the first quarter of 2010 investment income on fixed income securities increased $52,000, or 1.3%, to $4.0 million, as compared to $3.9 million in the prior year. This was driven by growth in the average investments held in fixed income securities. The lower growth in investment income on fixed income securities, as compared to recent quarters, resulted from the sale of securities in 2009 and 2010 intended to reduce potential credit risk, which were replaced with lower-yielding securities. Our tax equivalent yield (yield adjusted for tax-benefit received on tax-exempt securities) on fixed income securities (excluding short-term investments) decreased  to 5.01% in 2010, from 5.36% in 2009.

Dividend income declined 25.0% to $60,000 in 2010, as compared to $80,000 in 2009, due to a reduction in the size of our equities portfolio since 2008.  Interest income on cash and cash equivalents declined $14,000 to $33,000 in 2010, as compared to $47,000 in 2009, primarily as a result of extremely low short term yields. Investment expenses increased $115,000 to $576,000 in 2010, from $461,000 million in 2009.

Net realized investment gains amounted to $472,000 in the first three months of 2010, as compared to a realized loss of $481,000 in the first quarter of 2009. In the first quarter of 2010 the Group had net gains on the sales of securities of $670,000,  as compared to a net realized loss on sale of securities of $27,000 in the prior year. The Group recorded $8,000 and $535,000 of realized losses on credit-related other than temporary impairments in the first quarters of 2010 and 2009, respectively. In the three months ended March 31, 2010 and March 31, 2009, the Group also recorded charges of $81,000 and $0, respectively, for other-than-temporary impairment of fixed income securities for which a decision had been taken to sell. The Group also recorded a loss of $109,000 on the mark-to-market of interest rate swaps in the first quarter of 2010, as compared to a gain of $81,000 in the first quarter of 2009. We currently have three ongoing interest rate swap agreements to hedge against interest rate risk on our floating rate trust preferred securities obligations. The estimated fair value of the interest rates swaps is obtained from the third-party financial institution counterparties. We mark the investments to market using these valuations and record the change in the economic value of the interest rate swaps as a realized gain or loss in the consolidated statement of earnings. See also the discussion of other than temporary impairments on investment securities in the “Critical Accounting Policies” section.

 Fixed income investments represent 97.4% of invested assets.  As of March 10, 2010, the fixed income portfolio consists of 99% investment grade securities, with 1% non-investment grade rated securities, which includes three corporate securities held with a combined market value of $1.3 million, three asset-backed securities held with a combined market value of $0.6 million, one mortgage-backed security with a market value of $0.1 million, and one small tax-exempt municipal bond.  The fixed income portfolio has an average rating of Aa3/AA. During 2009 and into 2010, we have continually reviewed our fixed income portfolio with a view to identifying and disposing of securities which could eventually suffer a decline in value as a result of their individual circumstances. As part of that effort we have disposed of securities in a number of sectors, including CMBSs, MBSs, ABSs, and non-taxable municipal bonds, and reinvested the proceeds in a number of sectors, but principally in the corporate bond sector. In doing so, market conditions have adversely impacted our yield on the proceeds reinvested, and the Company has reduced its tax-advantaged income.

Among our portfolio holdings, the only direct subprime exposure consists of asset-backed securities (ABS) within the home equity subsector.  The ABS home equity subsector totaled $0.50 million (book value) on March 31, 2010, representing 2.79% of the ABS holdings, 0.67% of the total structured product holdings, and 0.13% of total fixed income portfolio holdings.  The subprime related exposure consists of three individual securities, of which two are insured by monolines against default of principal and interest.  However, since FGIC is no longer rated and AMBAC has been downgraded to Caa2/R, the two insured securities are now rated according to the higher of the underlying collateral or the monoline rating.  One bond is rated Caa1/D while the other is rated Caa2/CC.  With regard to the remaining security without monoline insurance, it is rated A3/B by Moody’s and S&P, respectively.

The following table sets forth consolidated cost and fair value information for our investments.

	March 31, 2010		December 31, 2009
	Cost (2)	Fair Value	Cost (2)	Fair Value
	(In thousands)

Fixed income securities (1)
United States government and government agencies (3)	$72,466	$75,967	$68,864	$72,021
Obligations of states and political subdivisions	133,551	139,772	136,706	143,293
Industrial and miscellaneous	142,725	149,566	124,135	130,223
Mortgage-backed certificates	17,646	18,739	18,930	19,927
Total fixed income securities	366,388	384,044	348,635	365,464
Equity securities	8,050	10,229	7,516	9,484
Total	$374,438	$394,273	$356,151	$374,948
____________________
(1)	In our consolidated financial statements, investments are carried at fair value.
(2)	Original cost of equity and fixed income securities adjusted for other than temporary impairment write downs and amortization of premium and accretion of discount.
(3)
Includes approximately $54,708 and $55,092 (cost) and $57,806 and $57,874 (estimated fair value) of mortgage-backed securities backed by the U.S. government and government agencies as of March 31, 2010, and  December 31, 2009, respectively.

The estimated fair value and unrealized loss for securities in a temporary unrealized loss position as of March 31, 2010 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and
obligations of U.S.
government corporations
and agencies	$12,665	$52	$-	$-	$12,665	$52
Obligations of states and
political subdivisions	1,921	29	-	-	1,921	29
Corporate securities	20,152	186	-	-	20,152	186
Mortgage-backed securities	-	-	215	3	215	3
Total fixed maturities	34,738	267	215	3	34,953	270
Total equity securities	1,184	14	-	-	1,184	14
Total securities in a
temporary unrealized loss
position	$35,922	$281	$215	$3	$36,137	$284

Fixed maturity investments with unrealized losses for less than twelve months are ordinarily due to changes in the interest rate environment and anomalies in pricing in the current credit markets. At March 31, 2010 we had one fixed maturity security with an unrealized loss for more than twelve months.  It has a fair value of  98% of book value. We do not believe the decline is other than temporary due to the credit quality of the holding. We currently have no intention or expectation that we will have to sell this security before recovery.

There are six common stock securities that are in an unrealized loss position at March 31, 2010.  All of these securities have been in an unrealized loss position for less than seven months. We do not believe these declines are other than temporary as a result of reviewing the circumstances of each such security, and  we currently have the ability and intent to hold this security until recovery.

See Item 3 of this Form 10-Q “Quantitative and Qualitative Information about Market Risk” of the Form 10-Q for further information on our investments.

Results of our Commercial Lines segment were as follows:

Commercial Lines segment

Three Months Ended March 31,
2010 vs. 2009 Commercial Lines (CL)	2010	2009	Change	% Change
	(Dollars in thousands)
CL Direct premiums written	$31,099	$30,237	$862	2.9%
CL Net premiums written	$27,898	$27,590	$308	1.1%
CL Net premiums earned	$29,945	$30,704	$(759)	(2.5)%

CL Loss/ LAE expense ratio (GAAP)	58.7%	59.9%	(1.2)%
CL Expense ratio (GAAP)	34.7%	35.8%	(1.1)%
CL Combined ratio (GAAP)	93.4%	95.7%	(2.3)%

     In the first quarter of 2010 our commercial lines direct premiums written increased by $862,000, or 2.9%, to $31.1 million, as compared to direct premium written in the same period of the prior year $30.2 million. The increase  in direct premiums written is despite a difficult market attributed to several factors, including a decline in construction related activity due to a weak economy, negative audit premium on our contractors book, increased competition on large accounts, and increased competition in the California contractor market. Our California contractors book reflects the decreased economic activity in the California construction market. Since the insurance premiums for these contractors generally reflect their level of economic activity, the average premium per policy has fallen as the insured’s business has contracted in the weak economy, resulting both in lower insurance exposures and lower premiums from these contractors. The retention levels in this book remain attractive, and policy count is up year-over-year, despite the difficult market conditions. This means that we have more customers in this market than in the previous year, but that on average we collect less premium from each in the current year because of the weakness in the insured’s businesses resulting from the weak economy. It also means that insurance exposures per contractor on average are down, since their businesses are less busy than before, which should result in fewer losses per policy. See additional discussion above in the “2010 vs. 2009 Revenue” discussion.

In the first quarter of 2010 our commercial lines net premiums written increased by $308,000, or 1.1%, to $27.9 million as compared to net premium written in the first quarter of 2009 of $27.6 million. In the first quarter of 2010 our commercial lines net premiums earned decreased by $759,000, or 2.5%, to $29.9 million, as compared to net premiums earned in 2009 of $30.7 million. The decrease in net premiums earned resulted from the decline in recent quarters in direct premiums written. Negative audit premium amounted to $517,000 in the first three months of 2010 as compared to $684,000 in 2009, and is earned immediately upon booking, which continues to adversely impact  net premiums earned.

In the commercial lines segment for the first quarter of 2010 we had underwriting income of $2.0 million, an increase from the underwriting income of $1.3 million in the first quarter of 2009, a GAAP combined ratio of 93.4%, a GAAP loss and loss adjustment expense ratio of 58.7% and a GAAP underwriting expense ratio of 34.7%, compared to a GAAP combined ratio of 95.7%, a GAAP loss and loss adjustment expense ratio of 59.9% and a GAAP underwriting expense ratio of 35.8% in 2009.

Included in commercial lines in the first quarter of 2010 were losses of approximately $500,000 from catastrophe number 96 (as numbered and described by the Insurance Services Office) with some further development expected. While the losses we suffered in 2010 from catastrophe 96 are not insignificant, the Group has in recent years managed its book of business to minimize the impact of catastrophic weather events by limiting exposures, and that effort is reflected in the fact that we believe the losses from this storm were less significant for us than for some of our competitors.

One of our strategies in this market is to introduce new products leveraging our core skills. In the fourth quarter of 2008, a new Business Owners Policy for California risks was introduced.  This product targets small to medium sized businesses, which have been shown to be somewhat less price sensitive and demonstrating higher renewal retention than larger accounts. This product also helps to balance FPIC’s business between property and casualty exposures. In 2009, a new contracting product which specializes in covering artisan contractors was introduced in Arizona and California, and is being developed for Nevada and Oregon with a targeted introduction in 2010. Artisan contractors primarily provide repair and maintenance services, and this segment tends to experience less severe market fluctuations compared to the construction industry. During 2009, a new Garage Program was introduced in New Jersey and Pennsylvania, which targets repair shops, auto body shops, and gas stations.  During  2009, an Employment Practices Liability endorsement was introduced for package policies written in New Jersey and Pennsylvania. Also during  2009, an on-line rating system was introduced for agency rating and binding of policies for the artisan contractors program, BOP, and workers compensation  in New Jersey and Pennsylvania. During the second quarter of 2010 we plan to launch an on-line quoting and binding system for commercial auto along with a value added coverage endorsement.

Personal Lines segment

Three Months Ended March 31,
2010 vs. 2009 Personal Lines (PL)	2010	2009	Change	% Change
	(Dollars in thousands)
PL Direct premiums written	$4,652	$4,755	$(103)	(2.2)%
PL Net premiums written	$4,102	$4,266	$(164)	(3.8)%
PL Net premiums earned	$4,790	$4,878	$(88)	(1.8)%

PL Loss/ LAE expense ratio (GAAP)	90.7%	78.3%	12.4%
PL Expense ratio (GAAP)	36.3%	36.7%	(0.4)%
PL Combined ratio (GAAP)	127.0%	115.0%	12.0%

Personal lines direct premiums written declined to $4.7 million in the first quarter of 2010 as compared to $4.8 million in the same period in 2009, representing a decline of $103,000, or 2.2%.  Personal lines net premiums written declined to $4.1 million in the quarter as compared to $4.3 million in the same period in 2009, representing a decline of $164,000 or 3.8%. Personal lines net premium earned declined to $4.8 million in 2010 from $4.9 million in the prior year, a 1.8% reduction. Our personal lines continue to be  impacted by significant  competition in the New Jersey homeowners insurance market and the Pennsylvania homeowners and private passenger automobile markets..

In the personal lines segment for the first three months of  2010 we had an underwriting loss of $1.3 million, a GAAP combined ratio of 127.0%, a GAAP loss and loss adjustment expense ratio of 90.7% and a GAAP underwriting expense ratio of 36.3%, compared to an underwriting loss of $0.7 million, a GAAP combined ratio of 115.0%, a GAAP loss and loss adjustment expense ratio of 78.3% and a GAAP underwriting expense ratio of 36.7% in the first quarter of 2009.

Personal lines losses incurred in both the first quarters of 2010 and 2009 were elevated as a result of unusual events. In 2010, there were significant weather-related losses. Included in these weather related losses in the first quarter of 2010 were personal lines losses of approximately $700,000 from catastrophe number 96 (as numbered and described by the Insurance Services Office) with some further development expected. In the first quarter of 2009, there was a lesser, but elevated, level of losses from severe winter weather, as well as an unusual number of large fire losses.

While the losses we suffered in 2010 from catastrophe 96 are not insignificant, the Group has in recent years managed its book of business to minimize the impact of catastrophic weather events by limiting exposures, and that effort is reflected in the fact that we believe the losses from this storm were less significant for us than for some of our competitors.

In order to support our growth in personal lines, during 2009 we introduced a new on-line system for agents to use in selling homeowners policies. It enables agents to quote, bind and service Homeowners policies in New Jersey and Pennsylvania, and it has been well-received by our agents, who produce all of our personal lines direct premium written.

Underwriting Expenses and the Expense Ratio

Three Months Ended March 31,
2010 vs. 2009 Expenses and Expense Ratio	2010	2009	Change	% Change
	(Dollars in thousands)
Amortization of Deferred Acquisition Costs	$9,385	$9,905	$(520)	(5.2)%
As a % of net premiums earned	27.0%	27.8%	(0.8)%
Other underwriting expenses	2,764	2,891	(127)	(4.4)%
Underwriting expenses	$12,149	$12,796	$(647)	(5.1)%
Underwriting expense ratio	35.0%	36.0%	(1.0)%

Underwriting expenses decreased by $647,000, or 5.1%, to $12.1 million in the first quarter of 2010, as compared to $12.8 million in the same period in 2009. The decrease in underwriting expenses primarily reflects a decrease in the amortization of deferred acquisition costs in 2010. The amortization of deferred acquisition costs decreased in 2010 as compared to 2009 due in part to the decrease in net earned premiums. In addition, in the fourth quarter of 2008 the Group undertook a significant expense reduction program, resulting in significant cost reductions which are reflected in lower other underwriting expenses and lower amortization of deferred acquisition costs. This expense reduction effort is ongoing, and continues to reduce the Group’s underwriting and other expenses. Underwriting expenses also reflect lower share-based compensation expense and lower net contingent commission expense.

The underwriting expense ratio for the first quarter of 2010 is 35.0%, down from 36.0 % in the prior year, and reflects the impact of the 2008 and 2009 expense reduction efforts noted above.

Federal income tax

Three Months Ended March 31
2010 vs. 2009 Income Taxes	2010	2009	Change	% Change
	(Dollars in thousands)
Income before income taxes	$4,756	$3,845	$911	23.7%
Income taxes	1,284	954	330	34.6%
Net income	$3,472	$2,891	$581	20.1%
Effective tax rate	27.0%	24.8%

Federal income tax expense was $1.3 million and $1.0 million for the first quarter of 2010 and 2009, respectively. The effective tax rate was 27.0% and 24.8% for 2010 and 2009, respectively. The 2010 effective tax rate was higher than that of 2009 because the 2010 pre-tax income was relatively higher since it did not include the significant level of other than temporary investment impairments reflected in the 2009 pre-tax income, and because tax-advantaged income (interest on tax-free municipal bonds in this case) was lower in 2010 as part of an effort by the Group to avoid municipal bonds that present potential credit risk.

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

The principal source of liquidity for the Holding Company (which has modest expenses and does not currently, or for the foreseeable future, need a significant regular source of cash flow to cover these expenses other than its debt service on its indebtedness to MIC, its quarterly dividend to shareholders, and the funding necessary for any stock repurchases pursuant to the currently authorized stock repurchase program) is dividend payments and other fees received from the insurance subsidiaries, and payments it receives on the 10-year note it received from the ESOP (see below) when the ESOP purchased shares at the time of MIIC’s conversion from a mutual to a stock form of organization (the “Conversion”). The Holding Company also has access to an existing credit line under which it can draw up to $7.5 million dollars.

On April 16, 2008, the Holding Company was authorized by the Board of Directors to repurchase, at management’s discretion, up to 5% of its outstanding stock. Any such purchases will be funded by the Holding Company’s existing resources, dividends from subsidiaries, or the credit line, or any combination of these resources. As of March 31, 2010, the Holding Company had purchased, pursuant to the authority granted by the Board on April 16, 2008, a total of 123,300 shares of outstanding stock at an average cost of $15.89 per share, and is holding the stock as treasury stock. The Company has not purchased any of its shares since early in 2009 in order to conservatively position itself in a marketplace in which capital is not easily replaced.

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

As part of the funding of the acquisition of FPIG, MIC entered into a loan agreement with MIG, by which it advanced to MIC on September 30, 2005, a loan of $10 million with a self-liquidating 20-year note and a fixed interest rate of 4.75%, repayable in 20 equal annual installments.

MIG has no special limitations on its ability to take periodic dividends from its insurance subsidiaries except for normal dividend restrictions administered by the respective domiciliary state regulators as described above.  The Group believes that the resources available to MIG will be adequate for it to meet its obligation under the note to MIC, the line of credit and its other expenses.

MIG began paying quarterly dividends of $0.05 per common share in the second quarter of 2006. On April 16, 2008, MIG’s Board of Directors increased the quarterly dividend from $0.05 per share of common stock to $0.075 per share of common stock, effective with the payment of the June 27, 2008 dividend. On April 14, 2010, MIG’s Board of Directors increased the quarterly dividend from $0.075 per share of common stock to $0.10 per share of common stock, effective with the payment of the June 28, 2010 dividend. The amount of dividends paid for the first three months of 2010 and 2009 totaled $0.5 million and $0.5 million, respectively.  The shareholder dividend was funded from the Group’s insurance companies, for which approval was sought and received (where necessary) from each of the insurance companies’ primary regulators.

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

All dividends from MIC to MIG require prior notice to the Pennsylvania Insurance Department. All “extraordinary” dividends require advance approval. A dividend is deemed “extraordinary” if, when aggregated with all other dividends paid within the preceding 12 months, the dividend exceeds the greater of (a) statutory net income (excluding unrealized capital gains) for the preceding calendar year or (b) 10% of statutory surplus as of the preceding December 31. As of March 31, 2010, the amount available for payment of dividends from MIC in 2010, without the prior approval, is approximately $7.6 million.

All dividends from FPIC to FPIG (wholly owned by MIG) require prior notice to the California Department of Insurance. All “extraordinary” dividends require advance approval. A dividend is deemed “extraordinary” if, when aggregated with all other dividends paid within the preceding 12 months, the dividend exceeds the greater of (a) statutory net income for the preceding calendar year or (b) 10% of statutory surplus as of the preceding December 31.  As of March 31, 2010, the amount available for payment of dividends from FPIC in 2010, without the prior approval, is approximately $7.2  million.

The Group adopted a stock-based incentive plan at its 2004 annual meeting of shareholders. Pursuant to that plan, Mercer Insurance Group may issue a total of 876,555 shares, which amount increases automatically each year by 1% of the number of shares outstanding at the end of the preceding year. At March 31, 2010, the number of shares authorized under the plan has been increased under this provision to 1,270,514 shares.  For the three months ended March 31, 2010, the Group made no grants of restricted stock and stock options. In addition, there were no forfeitures of restricted stock and no options exercised during the first three months of 2010.

Total assets increased 0.6%, or $3.5 million, to $598.8 million, at March 31, 2010, as compared to $595.4 million at December 31, 2009.  The Group’s cash and invested assets increased $6.1 million or 1.5%, primarily due to net cash provided by operating activities. Premiums receivable increased $0.6 million or 1.5%, primarily due to timing differences in the recording and collecting of premium.  Reinsurance receivables decreased $2.6 million or 3.3%, reflecting the decrease in ceded loss and loss adjustment expense reserves.  Prepaid reinsurance premiums remained virtually unchanged as there were few reinsurance program changes for the current year.  Deferred policy acquisition costs decreased $0.6 million or 3.3%, and deferred policy acquisition costs as a percentage of net unearned premiums was 26.9% at March 31, 2010 compared to 26.7% at the end of 2009.  Accrued investment income decreased $0.5 million or 10.9% from the balance at December 31, 2009. The accrued investment income to invested assets ratio decreased slightly to 1.0% as of March 31, 2010 from 1.1% at December 31, 2009. The accrued investment income to invested assets ratio is subject to some variability due to timing of interest payments from period to period. Property and equipment decreased $0.4 million, or 1.7%.  Construction of a new building in Rocklin, California was completed at the end of 2009 and there were no significant additions of other property and equipment during the first quarter of 2010.   Additionally, the deferred income tax asset increased marginally by $0.1 million or 2.2%, as there were only minor variations in the book to tax balances from year-end 2009.

Total liabilities decreased 0.1% or $0.5 million, to $434.6 million at March 31, 2010 as compared to $435.1 million at December 31, 2009.   Loss and loss adjustment expense reserves were unchanged at $311.4 million.  The unearned premium decline of $2.6 million or 3.5% to $74.0 million at March 31, 2010 reflected a reduction in written premiums and the timing of premium writings throughout the year.  Accounts payable and accrued expenses declined by $2.4 million or 19.7% primarily due to payments for agents profit sharing, state premium taxes, Group salary bonuses and other payments normally made in the first quarter of each year. Other reinsurance balances increased approximately $3.9 million or 31.6% from December 31, 2009. The increase in the reinsurance balances payable is primarily due to payments received in the first quarter on reinsurance receivables that offset against reinsurance payables on contracts that have a right of offset provision, reducing the offset and thereby increasing the payable.

Total stockholders’ equity increased $4.0 million or 2.5%, to $164.2 million, at March 31, 2010, from $160.2 million at December 31, 2009, primarily due to net income of $3.5 million, changes in unrealized holding gains and losses on securities of $0.7 million and ESOP shares committed to be allocated to participants of $0.3 million, offset by stockholder dividends of $0.5 million.

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

OFF BALANCE SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Group was not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles at March 31, 2010 which would give rise to previously undisclosed market, credit or financing risk.

The Group has no significant contractual obligations at March 31, 2010, other than its insurance obligations under its policies of insurance, trust preferred securities interest and principal, a line of credit obligation, and operating lease obligations. Projected cash disbursements pertaining to these obligations have not materially changed since December 31, 2009, and the Group expects to have the resources to pay these obligations as they come due.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

General

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

Credit Risk

The quality of our interest-bearing investments is generally good. Our fixed maturity securities portfolio at March 31, 2010 had an average rating of Aa3/AA.

Municipal Bond Holding Exposure

The overall credit quality, based on weighted average ratings of Standard & Poor’s (S&P) or Moody’s where S&P rating is unavailable, of the total market value of $140 million municipal fixed income portfolio is:

o      “AA+” including insurance enhancement
o      “AA” excluding insurance enhancement (using underlying ratings)
•      99% of the underlying ratings are “A-“ or better
•      89% of the underlying ratings are “AA-“ or better

The municipal fixed income portfolio with insurance enhancement represents $96 million, or 69% of the total municipal fixed income portfolio.

o      The average credit quality with insurance enhancement is “AA+”
o      The average credit quality of the underlying, excluding insurance enhancement, is “AA”
o      Each municipal fixed income investment is evaluated based on its underlying credit fundamentals, irrespective of credit enhancement provided by bond insurers

The municipal fixed income portfolio without insurance enhancement represents $43 million, or 31% of the total municipal fixed income portfolio.

o      The average credit quality of those securities without enhancement is “AA+“

The following represents the Group’s municipal fixed income portfolio as of March 31, 2010:

	Average Credit	Market	% of Total	Unrealized
	Rating	Value	Muni Portfolio	Gain/Loss

Uninsured Securities	AA+	$43,418,659	31%	$1,978,663

Securities with Insurance Enhancement	AA+	$96,353,065	69%	$4,242,174

Total		$139,771,724	100%	$6,220,837

The following represents the Group’s ratings on the municipal fixed income portfolio as of March 31, 2010:

(1)			(2)			(3)			(1) + (2)			(1) + (3)
			Insured Bonds			Insured Bonds			Total Municipal Bonds			Total Municipal Bonds
Non-Insured			(with insured			(with underlying			(with insured			(with underlying
			rating)			credit rating)			ratings)			credit ratings)

		Mkt			Mkt			Mkt			Mkt			Mkt
Rating	Mkt Value	Val (%)	Rating	Mkt Value	Val (%)	Rating	Mkt Value	Val (%)	Rating	Mkt Value	Val (%)	Rating	Mkt Value	Val (%)

AAA	26,891,273	61.9%	AAA	40,909,748	42.5%	AAA	15,144,490	15.7%	AAA	67,801,021	48.5%	AAA	42,035,763	30.1%
AA+	4,513,089	10.4%	AA+	22,626,115	23.5%	AA+	28,979,114	30.1%	AA+	27,139,204	19.4%	AA+	33,492,203	24.0%
AA	8,932,670	20.6%	AA	19,085,448	19.8%	AA	25,315,120	26.3%	AA	28,018,118	20.0%	AA	34,247,790	24.5%
AA-	1,591,811	3.7%	AA-	8,821,415	9.2%	AA-	12,569,001	13.0%	AA-	10,413,226	7.5%	AA-	14,160,812	10.1%
A+			A+	2,770,769	2.9%	A+	4,454,819	4.6%	A+	2,770,769	2.0%	A+	4,454,819	3.2%
A	1,489,816	3.4%	A	1,064,350	1.1%	A	5,822,328	6.0%	A	2,554,166	1.8%	A	7,312,144	5.2%
A-			A-			A-	2,992,973	3.1%	A-	-	0.0%	A-	2,992,973	2.1%
BBB-			BBB-	1,075,220	1.1%	BBB-	1,075,220	1.1%	BBB-	1,075,220	0.8%	BBB-	1,075,220	0.8%

AA+	43,418,659		AA+	96,353,065		AA	96,353,065		AA+	139,771,724		AA	139,771,724

Insured municipals generally carry two ratings: a standalone rating based on individual fundamentals and an insured rating based on the claims paying ability of the issuer’s monoline insurer (if the issue is insured).  When a monoline insurer is downgraded, the underlying rating on insured municipal bonds will reflect either the municipality or revenue bonds’ underlying credit rating itself or the insured rating, whichever is higher.  Since the monoline insurers have experienced sharp downgrades, the monoline enhancement provides limited credit quality improvement to the aggregate portfolio versus the average weighted sum of the underlying credit ratings.

As of March 31, 2010, all of the Group’s municipal bonds carry an underlying rating of at least an A- or better by S&P or Moody’s, except $1 million of Puerto Rico Commonwealth bonds due in 2013. These bonds are rated Baa3/BBB-. The bonds were originally rated A3/A due to the insurance provided by the monoline insurer, FGIC. When FGIC was downgraded, the Puerto Rico municipal bonds were rated at their underlying or standalone rating of Baa3/BBB-, as FGIC was downgraded to Caa3/CC.  Both agencies have subsequently withdrawn ratings of  FGIC.

Structured Product Exposure

The Group’s structured product exposure includes commercial mortgage backed securities (CMBS), residential mortgage backed securities (MBS) and asset backed securities (ABS).  The total book value, as of March 31, 2010, was $74.2 million and represented 19.7% of the total invested fixed income assets.

At quarter end, the single CMBS position held was equal to $0.1 million (book value), representing 0.1% of the total structured product holdings.  This CMBS security is rated Aaa/AAA by Moody’s and S&P, and is fully guaranteed by the Federal government.

MBS positions totaled $54.9 million (book value), representing 75.9% of the total structured product holdings. The MBS securities consist of both pass-through and collateralized mortgage obligation (CMO) structures.  The pass-throughs are all agency sponsored securities and have a Aaa/AAA rating.  Among the CMO’s, a majority are agency sponsored and as a result, also have a Aaa/AAA rating.  The non-agency backed securities represent 2.8% of the CMO holdings and 0.6% of total MBS holdings; of the three of non-agency CMO’s, one was rated Aaa by Moody’s, one AA by S&P and one security CC by S&P.

ABS holdings totaled $17.3 million (book value), representing 24% of the total structured product holdings. The ABS securities consist of a diversified blend of subsectors including automobile loan and credit card receivables, home equity, rate reduction bonds etc.  Outside of three holdings of home equity (sub-prime), all other ABS securities are rated Aaa/AAA by Moody’s and S&P.

The ABS home equity subsector totaled $0.50 million (book value) on March 31, 2010, representing 2.79% of the ABS holdings, 0.67% of the total structured product holdings, and 0.13% of total fixed income portfolio holdings.  The subprime related exposure consists of three individual securities, of which two are insured by monolines against default of principal and interest.  However, since FGIC is no longer rated and AMBAC has been downgraded to Caa2/R, the two insured securities are now rated according to the higher of the underlying collateral or the monoline rating.  One bond is rated Caa1/D while the other is rated Caa2/CC.  With regard to the remaining security without monoline insurance, it is rated A3/B by Moody’s and S&P, respectively.

There are two sectors where the Group has indirect exposure to subprime securities.  These are the U.S. agency and investment grade corporate sectors.  As of March 31, 2010, the Group held $11.9 million (book value) of agency debentures, consisting predominately of Fannie Mae, Federal Home Loan Bank, Freddie Mac, and  Federal Farm Credit Bank securities.

The second sector of the market in which the Group has indirect exposure to subprime securities is the investment grade corporate market.  As of  March 31, 2010, the Group’s portfolio held $140.2 million (book value) of corporate bonds inclusive of FDIC-insured debt issued under its Temporary Liquidity Guarantee Program.  Among the corporate credit exposure, $20.2 million or 14.9% of the holdings, were non-insured financial issues. While the outlook of the banking, brokerage, finance, insurance and REIT sectors of the investment grade corporate market has improved, challenges and uncertainty remain. Although some issuers, particularly banks, will continue to closely monitor and potentially increase loss reserve levels, it is expected that these issuers will continue to pay principal and interest in accordance with original terms.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Senior Vice President of Finance and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2010. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President of Finance and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2010. There were no changes in our internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

No material changes from the risk factors previously disclosed in the registrant’s Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

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

MERCER INSURANCE GROUP, INC. (Registrant)

Dated: May 10, 2010	By:	/s/ Andrew R. Speaker
Andrew R. Speaker,
President and Chief Executive Officer

Dated: May 10, 2010	By:	/s/ David B. Merclean
David B. Merclean,
Senior Vice President of Finance and Chief Financial Officer
Principal Accounting Officer