Form 10-Q
period 2010-06-30
MERCER INSURANCE GROUP INC
filed 2010-08-09
CIK 1050690

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2010,
or
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

(609) 737-0426
___________________________________________________________
(Registrant’s telephone number, including area code)

__________________________________________________________________________________
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

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of August 6, 2010
COMMON STOCK (No Par Value)	6,481,842
(Title of Class)	(Outstanding Shares)

Exhibit No.	Title
3.1	Articles of Incorporation of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Pre-effective Amendment No. 3 on Form S-1, SEC File No. 333-104897.)
3.2	Bylaws of Mercer Insurance Group, Inc. (incorporated by reference herein to the Company’s Annual Report on Form 10-K, SEC File No. 000-25425, for the fiscal year ended December 31, 2003.)
31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

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

These forward-looking statements include statements with respect to the Group’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Group’s control). The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Group’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

•	future economic conditions in the regional and national markets in which the Group competes which are less favorable than current or expected conditions;

•	the effects of weather-related and other catastrophic events;

•	the concentration of insured accounts in California, New Jersey and Pennsylvania;

•	the effect of legislative, judicial, economic, demographic and regulatory events in the seven states in which we do the majority of our business as of June 30, 2010;

•	the continuation of an A.M. Best rating in the Excellent category;

•	the ability to enter new markets successfully and capitalize on growth opportunities either through acquisitions or the expansion of our producer network;

•	the ability to obtain regulatory approval for an acquisition, to close the transaction, and to successfully integrate an acquisition and its operations;

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

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
June 30, 2010 and December 31, 2009
(Dollars in thousands, except share amounts)

	2010	2009
Assets	(Unaudited)
Investments, at fair value:
Fixed-income securities, available for sale, at fair value (cost $364,410 and $348,635, respectively)	$389,012	365,464
Equity securities, at fair value (cost $7,359 and $7,516, respectively)	8,402	9,484
Short-term investments, at cost, which approximates fair value	12,999	-
Total investments	410,413	374,948

Cash and cash equivalents	16,461	39,927
Premiums receivable	42,472	36,405
Reinsurance receivables	74,780	79,599
Prepaid reinsurance premiums	6,537	5,871
Deferred policy acquisition costs	19,066	18,876
Accrued investment income	4,271	4,287
Property and equipment, net	20,733	21,516
Deferred income taxes	2,844	4,941
Goodwill	5,416	5,416
Other assets	4,448	3,568
Total assets	$607,441	595,354
Liabilities and Equity
Liabilities:
Losses and loss adjustment expenses	$309,167	311,348
Unearned premiums	78,676	76,601
Accounts payable and accrued expenses	9,821	12,150
Other reinsurance balances	14,515	12,386
Trust preferred securities	15,601	15,592
Advances under line of credit	3,000	3,000
Other liabilities	5,013	4,069
Total liabilities	435,793	435,146

Stockholders’ Equity:
Preferred stock, no par value, authorized 5,000,000 shares, no shares issued and outstanding	-	-
Common stock, no par value, authorized 15,000,000 shares, issued 7,086,833 and 7,074,333 shares, outstanding 6,928,046 and 6,883,498 shares	-	-
Additional paid-in capital	72,603	72,139
Accumulated other comprehensive income	16,735	12,220
Retained Earnings	92,257	86,101
Unearned ESOP shares	(1,568)	(1,878)
Treasury stock, 632,391 and 632,076 shares	(8,379)	(8,374)
Total stockholders’ equity	171,648	160,208
Total liabilities and stockholders’ equity	$607,441	595,354

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
Six Months Ended June 30, 2010 and 2009

	2010	2009
	(Dollars in thousands, except per share data)
	(Unaudited)
Revenues:
Net premiums earned	$68,114	70,534
Investment income, net of expenses	7,005	7,228
Net realized investment gains (losses)
Other-than-temporary impairments (none allocated to Other	(89)	(732)
Comprehensive Income)
Other net realized investment gains	1,179	653
Total net realized investment gains (losses)	1,090	(79)
Other revenue	976	1,039

Total revenues	77,185	78,722

Expenses:
Losses and loss adjustment expenses	42,667	42,960
Amortization of deferred policy acquisition costs (related party amounts of $549 and $506, respectively)	18,433	19,503
Other expenses	5,348	6,569
Interest expense	704	708

Total expenses	67,152	69,740

Income before income taxes	10,033	8,982

Income taxes	2,781	2,341

Net income	$7,252	6,641

Earnings per common share:
Basic	$1.16	1.07
Diluted	$1.13	1.06

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
Three Months Ended June 30, 2010 and 2009

	2010	2009
	(Dollars in thousands, except per share data)
	(Unaudited)
Revenues:
Net premiums earned	$33,379	34,952
Investment income, net of expenses	3,499	3,625
Net realized investment gains (losses)
Other-than-temporary impairments (none allocated to Other	-	(197)
Comprehensive Income)
Other net realized investment gains	618	599
Total net realized investment gains	618	402
Other revenue	520	551

Total revenues	38,016	39,530

Expenses:
Losses and loss adjustment expenses	20,754	20,761
Amortization of deferred policy acquisition costs (related party amounts of $275 and $252, respectively)	9,048	9,598
Other expenses	2,584	3,678
Interest expense	353	356

Total expenses	32,739	34,393

Income before income taxes	5,277	5,137

Income taxes	1,497	1,387

Net income	$3,780	3,750

Earnings per common share:
Basic	$0.60	0.61
Diluted	$0.59	0.60

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Six months ended June 30, 2010
(Unaudited, dollars in thousands)

				Accumulated
			Additional	other		Unearned
	Preferred	Common	paid-in	comprehensive	Retained	ESOP	Treasury
	stock	stock	capital	income	earnings	shares	stock	Total
Balance, December 31, 2009	$-	-	72,139	12,220	86,101	(1,878)	(8,374)	160,208
Net income					7,252			7,252
Unrealized gains on securities:
Unrealized holding gains arising during period, net of related income tax expense of $2,784				5,404				5,404
Less reclassification adjustment for gains included in net income, net of related income tax expense of $455				(884)				(884)
Defined benefit pension plan, net of related income tax benefit of $2				(5)				(5)
Other comprehensive income								4,515
Comprehensive income								11,767
Stock compensation plan amortization			61					61
Tax benefit from stock compensation plan			10					10
ESOP shares committed			240			310		550
Purchase of treasury stock							(5)	(5)
Issuance of common stock			153					153
Dividends to stockholders					(1,096)			(1,096)
Balance, June 30, 2010	$-	-	72,603	16,735	92,257	(1,568)	(8,379)	171,648

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2010 and 2009

	2010	2009
	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$7,252	6,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	1,575	1,545
Amortization of premium, net	901	702
Amortization of stock compensation	61	249
ESOP share commitment	550	447
Net realized investment (gains) losses	(1,090)	79
Deferred income tax	(229)	(1,381)
Change in assets and liabilities:
Premiums receivable	(6,067)	(5,469)
Reinsurance receivables	4,819	6,583
Prepaid reinsurance premiums	(666)	908
Deferred policy acquisition costs	(190)	607
Other assets	(1,312)	151
Losses and loss adjustment expenses	(2,181)	41
Unearned premiums	2,075	741
Other reinsurance balances	2,129	1,904
Other	(2,096)	(3,066)
Net cash provided by operating activities	5,531	10,682

Cash flows from investing activities:
Purchase of fixed income securities, available for sale	(48,859)	(46,366)
Purchase of equity securities	(1,002)	-
Sale and maturity of fixed income securities, available for sale	34,146	26,172
Sale of equity securities	1,447	1,717
Purchase of short-term investments	(12,999)	-
Purchase of property and equipment, net	(792)	(4,945)
Net cash used in investing activities	(28,059)	(23,422)

Cash flows from financing activities:
Purchase of treasury stock	(5)	(143)
Proceeds from issuance of common stock	153	-
Tax benefit from stock compensation plan	10	22
Dividends to stockholders	(1,096)	(929)
Net cash used in financing activities	(938)	(1,050)

Net decrease in cash and cash equivalents	(23,466)	(13,790)
Cash and cash equivalents at beginning of period	39,927	37,043
Cash and cash equivalents at end of period	$16,461	23,253

Cash paid during the period for:
Interest	$696	700
Income taxes	$3,650	2,870

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

These interim unaudited consolidated financial statements include the accounts of Mercer Insurance Group, Inc. (MIG) and its subsidiaries, and have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that are used in the preparation of the financial statements, and actual results could differ. All significant intercompany accounts and transactions between  MIG and its subsidiaries are eliminated in consolidation.

MIG and its subsidiaries (collectively, the Group) includes Mercer Insurance Company (MIC), its subsidiaries Mercer Insurance Company of New Jersey, Inc. (MICNJ), Franklin Insurance Company (FIC), and BICUS Services Corporation (BICUS), and Financial Pacific Insurance Group, Inc. (FPIG) and its subsidiaries Financial Pacific Insurance Company (FPIC) and Financial Pacific Insurance Agency (FPIA), which is currently inactive.  FPIG also holds an interest in three statutory business trusts that were formed for the purpose of issuing Floating Rate Capital Securities.

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2009 included in the Group’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the SEC).

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

The Group applies the fair value recognition provisions of Accounting Standards Codification (ASC) section 718, Compensation – Stock Compensation, using the modified-prospective-transition method.  The after-tax compensation expense recorded in the consolidated statements of earnings for stock options (net of forfeitures) for the six months ended June 30, 2010 and 2009 was $42,000 and $103,000, respectively.  The after-tax compensation expense recorded in the consolidated statements of earnings for restricted stock (net of forfeitures) for the six months ended June 30, 2010 and 2009 was $13,000 and $90,000, respectively.  The after-tax compensation expense recorded in the consolidated statements of earnings for stock options (net of forfeitures) for the three months ended June 30, 2010 and 2009 was $21,000 and $58,000, respectively.  The after-tax compensation expense recorded in the consolidated statements of earnings for restricted stock (net of forfeitures) for the three months ended June 30, 2010 and 2009 was $6,000 and $46,000, respectively.

As of June 30, 2010, the Group has $0.1 million of unrecognized total compensation cost related to non-vested stock options and restricted stock.  That cost will be recognized over the remaining weighted-average vesting period of one year.

For the six months ended June 30, 2010, the Group made no grants of restricted stock and stock options.  In addition, there were no forfeitures of restricted stock or ISOs / NQOs. There were 12,500 ISOs exercised during the first six months of 2010. During the first six months of 2009, ISOs on 10,000 shares of stock expired unexercised and were consequently forfeited.

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

In April 2009, the FASB issued guidance under ASC section 320, Investments – Debt and Equity Securities, modifying the requirements for recognizing other-than-temporarily impaired debt securities and significantly changing the existing impairment model for such securities. This guidance also modifies the presentation of other-than-temporary impairment losses. Such modifications include changing the amount of the other-than-temporary impairment that is recognized in earnings when there are credit losses on a debt security that the entity does not intend  to sell and it is not more-likely-than-not that the entity will be required to sell the security prior to recovery.  In these situations, the portion of the total impairment that is related to the credit loss would be recognized as a charge against operations, and the remaining portion would be included in other comprehensive income.  The guidance also increases the frequency of and expands already required disclosures about the other-than-temporary impairment of debt and equity securities. This guidance is effective for fiscal years ending after June 15, 2009.

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

In May 2009, the FASB issued guidance under ASC section 855, Subsequent Events, which establishes the standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In August 2009, the FASB issued guidance under ASC section 320, Investments – Debt and Equity Securities, related to fair value measurements and disclosures for liabilities, which amends earlier guidance related to fair value measurements and disclosures. The new guidance provides clarification in circumstances where a quoted price in an active market for an identical liability is not available, and a reporting entity is required to measure fair value using one or more valuation techniques. In addition, the new guidance also addresses practical difficulties where fair value measurements based on the price that would be paid to transfer a liability to a new obligor and contractual or legal requirements that prevent such transfers from taking place. The Company adopted the new standard which became effective for the annual reporting period ended December 31, 2009. The adoption of the new standard did not have a material impact on the Group’s consolidated financial statements.

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

(2)	INVESTMENTS

Net investment income, net realized investment gains or losses, and change in unrealized gains or losses on investment securities are as follows.

Net investment income and net realized investment gains (losses):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Investment income:
Fixed income securities	$3,898	4,023	$7,887	7,960
Equity securities	63	79	123	159
Cash and equivalents	35	32	68	79
Gross investment income	3,996	4,134	8,078	8,198
Less investment expenses	497	509	1,073	970
Net investment income	3,499	3,625	7,005	7,228
Net realized gains (losses):
Fixed income securities	678	7	1,052	(312)
Equity securities	81	(31)	288	(274)
Mark-to-market valuation for interest rate swaps	(141)	426	(250)	507
Net realized investment gains (losses)	618	402	1,090	(79)
Net investment income and net realized investment gains	$4,117	4,027	$8,095	7,149

Investment expenses include salaries, advisory fees and other miscellaneous expenses attributable to the maintenance of investment activities.

The change in net unrealized gains of securities for the three months and six months ended June 30, 2010 is as follows:

	Three months	Six months
	ended	ended
Change in Unrealized Gains and (Losses):	June 30,	June 30,
	2010	2010
Fixed-income securities	$6,946	$7,773
Equity securities	(1,136)	(925)
	$5,810	$6,848

The cost and estimated market value of available-for-sale fixed-income and equity investment securities at June 30, 2010 and December 31, 2009 is shown below.

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost (1)	Gains	Losses	Value
At June 30, 2010:
Fixed-income securities, available for sale:
U.S. government and government agencies (2)	$68,504	4,702	-	73,206

Obligations of states and political subdivisions	127,996	7,332	-	135,328
Industrial and miscellaneous	150,520	11,347	7	161,860
Mortgage-backed securities	17,390	1,239	11	18,618
Total fixed maturities	364,410	24,620	18	389,012

Equity securities at estimated market value	7,359	1,267	224	8,402
Total	$371,769	$25,887	$242	$397,414

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost (1)	Gains	Losses	Value
At December 31, 2009:
Fixed-income securities, available for sale:
U.S. government and government agencies (2)	$68,864	3,209	52	72,021

Obligations of states and political subdivisions	136,706	6,743	156	143,293
Industrial and miscellaneous	124,135	6,380	292	130,223
Mortgage-backed securities	18,930	1,008	11	19,927
Total fixed maturities	348,635	17,340	511	365,464

Equity securities:
At estimated market value	7,516	2,001	33	9,484
Total	$356,151	19,341	544	374,948

(1)	Original cost of equity and fixed-income securities adjusted for other than temporary impairment write-downs and amortization of premium and accretion of discount.
(2)
Includes approximately $50,761 and $55,092 (cost) and $54,660 and $57,874 (fair value), respectively, of mortgage-backed securities implicitly or explicitly backed by the U.S. government and government agencies as of June 30, 2010 and December 31, 2009.

The following table shows our industrial and miscellaneous fixed income securities and equity holdings by industry sector:

	June 30, 2010		December 31, 2009
	Cost (1)	Fair Value	Cost (1)	Fair Value

Industrial and miscellaneous:

Fixed income securities
Retail specialty	$47,430	$51,405	$42,211	$43,897
Energy	37,645	40,787	30,685	32,317
Financial	35,957	37,902	29,612	31,537
Pharmaceutical	17,238	18,513	9,367	9,744
Information technology	12,250	13,253	12,260	12,728
Total	$150,520	$161,860	$124,135	$130,223

Equity securities
Retail specialty	$4,000	$4,289	$3,488	$4,216
Financial	1,156	1,382	1,293	1,505
Pharmaceutical	1,092	1,416	1,333	1,764
Information technology	948	1,074	995	1,363
Energy	163	241	407	636
Total	$7,359	$8,402	$7,516	$9,484

The estimated  market value and unrealized loss for securities in a temporary unrealized loss position as of June 30, 2010 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and
obligations of U.S.
government corporations
and agencies	$-	$-	$-	$-	$-	$-
Obligations of states and
political subdivisions	-	-	-	-	-	-
Industrial and miscellaneous securities	490	7	-	-	490	7
Mortgage-backed securities	3,139	9	172	2	3,311	11
Total fixed maturities	3,629	16	172	2	3,801	18
Total equity securities	2,079	224	-	-	2,079	224
Total securities in a
temporary unrealized loss
position	$5,708	$240	$172	$2	$5,880	$242

Fixed maturity investments with unrealized losses for less than twelve months are ordinarily due to changes in the interest rate environment and anomalies in pricing in the current credit markets. At June 30, 2010 we had one fixed maturity security with an unrealized loss for more than twelve months.  It has a fair value of 98% of book value. We do not believe the decline is other than temporary due to the credit quality of the holding. We currently have no intention or expectation that we will have to sell this security before recovery.

There are thirteen common stock securities that are in an unrealized loss position at June 30, 2010.  All of these securities have been in an unrealized loss position for less than four months. We do not believe these declines are other than temporary as a result of reviewing the circumstances of each such security, and  we currently have the ability and intent to hold these securities until recovery.

The amortized cost and estimated fair value of fixed-income securities at June 30, 2010, by contractual maturity, are shown below (note that mortgage-backed securities in the below table include securities backed by the U.S. government and agencies).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$18,836	19,071
Due after one year through five years	114,736	120,448
Due after five years through ten years	150,447	163,411
Due after ten years	12,240	12,804
	296,259	315,734
Mortgage-backed securities	68,151	73,278
	$364,410	389,012

A roll-forward of the amount related to credit losses for fixed income securities recognized in earnings is presented in the following table:

	Three months	Six months
	ended	ended
	June 30	June 30,
	2010	2010

Beginning balance of cumulative credit loss for securities held at beginning of period	$3,574	$3,732
Additional credit loss for securities previously other-than-temorarily impaired	-	7
Credit loss for securities not previously other-than-temorarily impaired	-	82
Reduction in credit loss for securities disposed or collected	(895)	(1,142)
Reduction in credit loss for securities other-than-temporarily impaired which were	-	-
intended to be or were required of necessity to be sold
Change in credit loss due to accretion of increase in cash flows for securities	-	-
previously other-than-temporarily impaired
Ending balance June 30, 2010	$2,679	$2,679

The gross realized gains and losses on investment securities for the three and six month periods ended June 30, 2010 and 2009 are as follows:

	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
Gross realized gains:
Gains on sale of securities	816	178	1,487	316
Mark-to-market for interest rate swaps	-	426	-	507
Total	816	604	1,487	823
Gross realized losses:
Losses on sale of securities	57	5	58	170
Other than temporary impairment write-downs	-	197	89	732
Mark-to-market for interest rate swaps	141	-	250	-
Total	198	202	397	902

Net realized gain (loss)	618	402	1,090	(79)

In the six months ended June 30, 2010 and June 30, 2009, we recorded pre-tax charges to earnings of $89 and $732, respectively, for credit-related write-downs of other-than-temporarily-impaired securities (OTTI).

The Group has no material amount of  non-credit other-than-temporary impairment loss carried in Other Comprehensive Income at June 30, 2010.

Proceeds from sales and maturities of securities were $22.4 million and $10.3 million, respectively, for the three months ended June 30, 2010 and 2009. Proceeds from sales and maturities of securities were $35.6 million and $27.9 million, respectively, for the six months ended June 30, 2010 and 2009.

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

In determining the results of each segment, assets are not allocated to segments and are reviewed in the aggregate for decision-making purposes.

Financial data by segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Revenues:
Net premiums earned:
Commercial lines	$28,685	$30,170	$58,630	$60,874
Personal lines	4,694	4,782	9,484	9,660
Total net premiums earned	33,379	34,952	68,114	70,534
Net investment income	3,499	3,625	7,005	7,228
Net realized investment gains (losses)	618	402	1,090	(79)
Other revenue	520	551	976	1,039
Total revenues	$38,016	$39,530	$77,185	$78,722
Income before income taxes:
Underwriting income (loss):
Commercial lines	$1,560	$1,041	$3,527	$2,361
Personal lines	(567)	(126)	(1,861)	(859)
Total underwriting income	993	915	1,666	1,502
Net investment income	3,499	3,625	7,005	7,228
Net realized investment gains (losses)	618	402	1,090	(79)
Other	167	195	272	331
Income before income taxes	$5,277	$5,137	$10,033	$8,982

(4)	Reinsurance

Premiums earned are net of amounts ceded of $7.7 million and $8.8 million for the six months ended June 30, 2010 and 2009, respectively, and $4.0 million and $4.4 million for the three months ended June 30, 2010 and 2009, respectively. Losses and loss adjustment expenses are net of amounts ceded of $3.4 million and $3.5 million for the six months ended June 30, 2010 and 2009, respectively, and $3.7 million and $2.9 million for the three months ended June 30, 2010 and 2009, respectively.

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

(5)	Comprehensive Income

The Group’s comprehensive income for the six and three months periods ended June 30, 2010 and 2009 is as follows:

	Six months ended
	June 30,
	2010	2009
	(In thousands)
Net income	$7,252	$6,641
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during period, net of related income tax expense of $2,784 and $2,310	5,404	4,484
Less reclassification adjustment for (gains) losses included in net income, net of related income tax expense (benefit) of $455 and ($199)	(884)	387
Defined benefit pension plan, net of related income tax (benefit) expense of ($2) and $1	(5)	2
	4,515	4,873
Comprehensive income	$11,767	$11,514

	Three months ended
	June 30,
	2010	2009
	(In thousands)
Net income	$3,780	$3,750
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during period, net of related income tax expense of $2,233 and $1,500	4,336	2,911
Less reclassification adjustment for (gains) losses included in net income, net of related income tax expense (benefit) of $258 and ($8)	(501)	16
Defined benefit pension plan, net of related income tax (benefit) expense of ($2) and $1	(5)	1
	3,830	2,928
Comprehensive income	$7,610	$6,678

(6)	Share-based Compensation

The Group adopted the Mercer Insurance Group, Inc. 2004 Stock Incentive Plan (the Plan) on June 16, 2004. Awards under the Plan may be made in the form of incentive stock options (to employees only), nonqualified stock options, restricted stock or any combination to employees and non-employee directors. At adoption, the Plan initially limited to 250,000 the number of shares that may be awarded as restricted stock, and to 500,000 the number of shares for which incentive stock options may be granted. The total number of shares initially authorized in the Plan was 876,555 shares, with an annual increase equal to 1% of the shares outstanding at the end of each year. As of June 30, 2010, the Plan’s authorization has been increased under this feature to 1,270,514 shares.  The Plan provides that stock options and restricted stock awards may include vesting restrictions and performance criteria at the discretion of the Compensation Committee of the Board of Directors.  The term of options may not exceed ten years for incentive stock options, and ten years and one month for nonqualified stock options, and the option price may not be less than fair market value on the date of grant.  The grants made under the plan employ graded vesting over vesting periods of 3 or 5 years for restricted stock, incentive stock options, and nonqualified stock option grants, and include only service conditions.  Upon exercise, it is anticipated that newly issued shares will be issued to the option holder.

For the six and three month periods ended June 30, 2010, the Group made no grants of restricted stock and stock options. In addition, there were no forfeitures of restricted stock or stock options, and there were 12,500 incentive stock options exercised in  2010.

Information regarding stock option activity in the Group’s Plan is presented below:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at December 31, 2009	590,700	$13.26
Granted - 2010	-	-
Exercised - 2010	(12,500)	12.21
Forfeited - 2010	-	-
Outstanding at June 30, 2010	578,200	$13.28
Exercisable at:
June 30, 2010	563,200	$13.15
Weighted-average remaining contractual life		4.1 years
Compensation remaining to be recognized for unvested stock options at June 30, 2010 (millions)		$0.1
Weighted-average remaining amortization period		0.7 years
Aggregate Intrinsic Value of outstanding options, June 30, 2010 (millions)		$2.5
Aggregate Intrinsic Value of exercisable options, June 30, 2010 (millions)		$2.4

In determining the expense to be recorded for stock options in the consolidated statements of earnings, the fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The significant assumptions utilized in applying the Black-Scholes-Merton option pricing model are the risk-free interest rate, expected term, dividend yield, and expected volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model. The expected term of an option award is based on expected experience of the awards. The dividend yield is determined by dividing the per share dividend by the grant date stock price. The expected volatility is based on the volatility of MIG’s stock price over a historical period.

Information regarding unvested restricted stock activity in the Group’s Plan is below:

	Number of Shares	Weighted Average Fair Value per Share
Unvested restricted stock at December 31, 2009	3,000	$22.18
Granted - 2010	-	-
Vested - 2010	(1,000)	12.80
Forfeited - 2010	-	-
Unvested restricted stock at June 30, 2010	2,000	$26.87
Compensation remaining to be recognized for unvested restricted stock at June 30, 2010 (millions)		0.03
Weighted-average remaining amortization period		1.25

(7)	Earnings per Share

The computation of basic and diluted earnings per share is as follows:

	Six months ended June 30,
	2010	2009
	(Dollars in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$7,252	$6,641
Denominator for basic earnings per share - weighted-average	6,272,131	6,188,313
Effect of stock incentive plans	152,827	74,299
Denominator for diluted earnings per share	6,424,958	6,262,612
Basic earnings per share	$1.16	$1.07
Diluted earnings per share	$1.13	$1.06

	Three months ended June 30,
	2010	2009
	(Dollars in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$3,780	$3,750
Denominator for basic earnings per share - weighted-average shares outstanding	6,284,892	6,196,311
Effect of stock incentive plans	151,675	102,127
Denominator for diluted earnings per share	6,436,567	6,298,438
Basic earnings per share	$0.60	$0.61
Diluted earnings per share	$0.59	$0.60

The denominator for diluted earnings per share does not include the effect of outstanding stock options that have an anti-dilutive effect. Options on 40,000 shares were considered to be anti-dilutive for the six and three month periods ended June 30, 2010 and 2009 and were excluded from the earnings per share calculation.

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

The table below presents the balances of financial assets and liabilities measured at fair value on a recurring basis.

	June 30, 2010
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fixed-income securities, available for sale	$389,012	$5,798	$381,424	$1,790
Equity securities	8,402	8,335	-	67
Total assets	$397,414	$14,133	$381,424	$1,857

Other liabilities	$1,610	$-	$1,610	$-
Total liabilities	$1,610	$-	$1,610	$-

	December 31, 2009
(in thousands)	Total	Level 1	Level 2	Level 3

Fixed-income securities, available for sale	$365,464	$5,596	$358,520	$1,348
Equity securities	9,484	9,417	-	67
Total assets	$374,948	$15,013	$358,520	$1,415

Other liabilities	$1,360	$-	$1,360	$-
Total liabilities	$1,360	$-	$1,360	$-

The changes in Level 3 financial assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	For the Six Months Ended		For the Six Months Ended
	June 30, 2010		June 30, 2009
(in thousands)	Fixed-income securities, available for sale	Equity securities	Fixed-income securities, available for sale	Equity securities

Balance, beginning of period	$1,348	$67	$1,767	$46
Total net loss included in net income	-	-	(283)	-
Total net gain (losses) included in other comprehensive income	143	-	(66)	-
Purchases, sales, issuances and settlements, net	299	-	(4)	-
Balance, end of period	$1,790	$67	$1,414	$46

	For the Three Months Ended		For the Three Months Ended
	June 30, 2010		June 30, 2009
(in thousands)	Fixed-income securities, available for sale	Equity securities	Fixed-income securities, available for sale	Equity securities

Balance, beginning of period	$1,381	$67	$1,465	$46
Total net gains included in net income	-	-	2	-
Total net gain (losses) included in other comprehensive income	110	-	(51)	-
Purchases, sales, issuances and settlements, net	299	-	(2)	-
Balance, end of period	$1,790	$67	$1,414	$46

The Company did not have significant transfers between Levels 1 and 2 during the during the three and six month periods ended June 30, 2010 and 2009.

For the three and six month periods ended June 30, 2010 and 2009, there were no non-financial assets measured at fair value on a recurring or non-recurring basis. In addition, there were no non-financial liabilities measured at fair value on a nonrecurring basis.

The carrying amount reported in the consolidated balance sheet for cash and cash-equivalents, short-term investments, premium and reinsurance receivables, trust-preferred securities and line of credit obligations approximates their fair values.

(9)	Derivative Instruments and Hedging Activities

The Group entered into three interest rate swap agreements to hedge against interest rate risk on its floating rate trust preferred securities.  Our interest rate swaps are contracts to convert, for a period of time, the floating rate of the trust preferred securities into a fixed rate without exchanging the instruments themselves.  As of June 30, 2010 and December 31, 2009, the Group was party to interest-rate swap agreements with an aggregate notional principal amount of $15,500.

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

A summary of the fair values of interest rate swaps outstanding as of June 30, 2010 and December 31, 2009 follows:

	June 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value liability	Balance Sheet Location	Fair Value liability
Interest rate swaps:

Union Bank of California (Trust I)	Other liabilities	$(458)	Other liabilities	$(417)
Union Bank of California (Trust II)	Other liabilities	(320)	Other liabilities	(274)
Union Bank of California (Trust III)	Other liabilities	(832)	Other liabilities	(669)

Total derivatives		$(1,610)		$(1,360)

A summary of the effect of derivative instruments on the consolidated statements of earnings for the three and six month periods ended  June 30, 2010 and 2009 follows:

	Six months ended
	June 30, 2010		June 30, 2009
	Location of (loss) Recognized in Income	Amount of (loss) Recognized in Income	Location of gain Recognized in Income	Amount of gain Recognized in Income
Interest rate swaps:

Union Bank of California (Trust I)	Net realized investment gains	$(41)	Net realized investment losses	$124
Union Bank of California (Trust II)	Net realized investment gains	(47)	Net realized investment losses	92
Union Bank of California (Trust III)	Net realized investment gains	(162)	Net realized investment losses	291

Total derivatives		$(250)		$507

	Three months ended
	June 30, 2010		June 30, 2009
	Location of (loss) Recognized in Income	Amount of (loss) Recognized in Income	Location of gain Recognized in Income	Amount of gain Recognized in Income
Interest rate swaps:

Union Bank of California (Trust I)	Net realized investment gains	$(16)	Net realized investment losses	$111
Union Bank of California (Trust II)	Net realized investment gains	(26)	Net realized investment losses	80
Union Bank of California (Trust III)	Net realized investment gains	(99)	Net realized investment losses	235

Total derivatives		$(141)		$426

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

Overview

Mercer Insurance Group, Inc. (MIG or the Holding Company) is a holding company owning, directly and indirectly, all of the outstanding shares of our four insurance companies and our non-insurance subsidiaries (collectively, the Group). Mercer Insurance Company, our oldest insurance company, has been engaged in the sale of property and casualty insurance since 1844. Our insurance companies underwrite property and casualty insurance principally in Arizona, California, New Jersey, Nevada, Oregon, and Pennsylvania, with a limited amount of business is written in New York to support accounts in adjacent states, and are as follows:

•
Mercer Insurance Company (MIC), a Pennsylvania property and casualty stock insurance company offering insurance coverages to businesses and individuals in New Jersey, New York and Pennsylvania. In the second quarter of 2010, we made application for a non-admitted license for MIC in California;

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

The Group’s operating subsidiaries are licensed collectively in twenty-two states, but are currently focused on doing business in six states: Arizona, California, Nevada, New Jersey, Pennsylvania and Oregon.  MIC and MICNJ also write property and casualty insurance in New York in support of existing accounts written in other states.   FPIC holds an additional fifteen state licenses outside of the Group’s current focus area. Currently, only direct mail surety coverage is being written in some of these states.

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

All insurance companies in the Group have been assigned a group rating of “A” (Excellent) by A.M. Best.  The Group has been assigned that rating for the past 9 years.  An “A” rating is the third highest rating of A.M. Best’s 16 possible rating categories. On its annual review in 2010 of Mercer’s rating, A.M. Best affirmed the Group’s “A” rating with a Stable Outlook.

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

Reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at June 30, 2010.

The property and casualty industry has incurred substantial aggregate losses from claims related to asbestos-related illnesses, environmental remediation, product liability, mold, and other uncertain exposures. We have not experienced significant losses from these types of claims. Our subsidiary, FPIC, insures contractors for liability for construction defect risks, among other risks.

The table below summarizes loss and loss adjustment reserves by major line of business:

	June 30, 2010	December 31, 2009
	(In thousands)
Commercial lines:
Commercial multi-peril	$240,019	$245,361
Commercial automobile	35,917	34,164
Surety	9,125	8,799
Workers' compensation	8,709	8,728
Other liability	4,399	4,766
Fire, allied, inland marine	169	27
	298,338	301,845
Personal lines:
Homeowners	7,292	6,457
Personal automobile	2,417	2,113
Other liability	640	506
Fire, allied, inland marine	397	345
Workers' compensation	83	82
	10,829	9,503
Total	$309,167	$311,348

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

Adverse investment market conditions, poor operating performance, or other adversity encountered by entities whose stock or fixed maturity securities we own could result in impairment charges in the future.

In the six and three month periods ended June 30, 2010 and 2009, we recorded pre-tax charges to earnings of $89,000 and $732,000, and $0 and $197,000, respectively, for credit-related write-downs of other-than-temporarily-impaired securities (OTTI). All were treated as other-than-temporarily-impaired as a result of deteriorating underlying collateral issues, including increased delinquency and default rates and slower payments, as well as declining business conditions and rating agency downgrades. Included in these amounts for 2010 are charges of $82,000 for other-than-temporary impairment of fixed income securities for which a decision had been made to sell.

The Company has no material amount of non-credit OTTI loss carried in other comprehensive income at June 30, 2010 or December 31, 2009..

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

Six and Three months ended June 30, 2010 compared to Six and Three months ended June 30, 2009

The components of income for the first six and three month ended June 30, 2010 and 2009, and the change and percentage change from year to year, are shown in the charts below.  The accompanying narrative refers to the statistical information displayed in the chart immediately above the narrative.

Six months ended June 30,
2010 vs. 2009 Income	2010	2009	Change		% Change
	(Dollars in thousands)
Commercial lines underwriting income	$3,527	$2,361	$1,166		49.4%
Personal lines underwriting loss	(1,861)	(859)	(1,002)		(116.6	) %
Total underwriting income	1,666	1,502	164		10.9%
Net investment income	7,005	7,228	(223)		(3.1	) %
Net realized investment gains (losses)	1,090	(79)	1,169		N/M
Other	976	1,039	(63)		(6.1	) %
Interest expense	(704)	(708)	4		(0.6	) %
Income before income taxes	10,033	8,982	1,051		11.7%
Income taxes	2,781	2,341	440		18.8%
Net Income	7,252	6,641	611		9.2%

Loss/ LAE ratio (GAAP)	62.7%	60.9%	1.8%
Underwriting expense ratio (GAAP)	34.9%	37.0%	(2.1	) %
Combined ratio (GAAP)	97.6%	97.9%	(0.3	) %

Loss/ LAE ratio (Statutory)	63.1%	60.9%	2.2%
Underwriting expense ratio (Statutory)	34.2%	35.6%	(1.4	) %
Combined ratio (Statutory)	97.3%	96.5%	0.8%

Three months ended June 30,
2010 vs. 2009 Income	2010	2009	Change		% Change
	(Dollars in thousands)
Commercial lines underwriting income	$1,560	$1,041	$519		49.9%
Personal lines underwriting loss	(567)	(126)	(441)		(350.0	) %
Total underwriting income	993	915	78		8.5%
Net investment income	3,499	3,625	(126)		(3.5	) %
Net realized investment gains	618	402	216		N/M
Other	520	551	(31)		(5.6	) %
Interest expense	(353)	(356)	3		0.8%
Income before income taxes	5,277	5,137	140		2.7%
Income taxes	1,497	1,387	110		7.9%
Net Income	3,780	3,750	30		0.8%

Loss/ LAE ratio (GAAP)	62.2%	59.4%	2.8%
Underwriting expense ratio (GAAP)	34.8%	38.0%	(3.2	) %
Combined ratio (GAAP)	97.0%	97.4%	(0.4	) %

Loss/ LAE ratio (Statutory)	62.7%	59.4%	3.3%
Underwriting expense ratio (Statutory)	32.8%	35.2%	(2.4	) %
Combined ratio (Statutory)	95.5%	94.6%	0.9%

(N/M means  “not meaningful”)

Our GAAP and statutory combined ratios for the first six months of 2010 were 97.6% and 97.3%, respectively, as compared to GAAP and statutory combined ratios of 97.9% and 96.5%, respectively, in the prior year. Underwriting income in the first six months of 2010 was $1.7 million as compared to $1.5 million in 2009. See the discussion below relating to commercial and personal lines performance.

Our GAAP and statutory combined ratios for the three months ended June 30, 2010 were 97.0% and 95.5%, respectively, as compared to GAAP and statutory combined ratios of 97.4% and 94.6%, respectively, in the prior year. Underwriting income in the three months ended June 30, 2010 was $993,000, as compared to $915,000 in 2009. See the discussion below in the sections relating to commercial and personal lines performance.

In the six months ended June 30, 2010, net investment income decreased $223,000 to $7.0 million, as compared to $7.2 million in 2009. Gross investment income, before allocated expenses, decreased $120,000 in the same period to $8.1 million from $8.2 million in the prior year. See the discussion below relating to the investment segment.

In the three months ended June 30, 2010, net investment income decreased $126,000 to $3.5 million, as compared to $3.6 million in 2009. Gross investment income, before allocated expenses, decreased $138,000 in the same period to $4.0 million from $4.1 million in the prior year. See the discussion below relating to the investment segment.

Net realized investment gains in the first six months of 2010 amounted to $1.1 million, as compared to a net realized loss of $79,000 in 2009. Included in net realized investment gains and losses for the six months ended June 30, 2010 and 2009, the Group had write-downs of other than temporary impairments related to credit quality of $89,000 and $732,000, respectively, and a (loss) gain on the mark to market valuation of interest rate swaps of ($250,000) and $507,000, respectively. See also the discussion of other than temporary impairments on investment securities in the “Critical Accounting Policies” section.

Net realized investment gains in the three months ended June 30, 2010 amounted to $618,000, as compared to $402,000 in the same period in 2009. Included in net realized investment gains and losses for the three months ended June 30, 2010 and 2009, the Group had write-downs of other than temporary impairments related to credit quality of $0 and $197,000, respectively, and a (loss) gain on the mark to market valuation of interest rate swaps of ($141,000) and $426,000, respectively. See also the discussion of other than temporary impairments on investment securities in the “Critical Accounting Policies” section.

Other revenue of $976,000 and $1,039,000 in the first six months of 2010 and 2009, respectively, and $520,000 and $551,000 for the three months ended June 30, 2010 and 2009, respectively, primarily represents service charges recorded on insurance premium payment plans.

Interest expense of $704,000 and $708,000, respectively, was incurred in the first six months of 2010 and 2009, and $353,000 and $356,000, respectively, was incurred during the second quarters of 2010 and 2009, and represents interest expense on the trust preferred securities obligations of FPIG.

Charts and discussion relating to each of our segments (Investment, Commercial Lines, and Personal Lines) follow with further discussion below.

Revenues

Six Months Ended June 30,
2010 vs. 2009 Revenue	2010	2009	Change	% Change
	(In thousands)
Direct premiums written	$77,743	$79,611	$(1,868)	(2.3	) %
Net premiums written	69,524	72,182	(2,658)	(3.7	) %
Net premiums earned	68,114	70,534	(2,420)	(3.4	) %
Net investment income	7,005	7,228	(223)	(3.1	) %
Net realized investment gains (losses)	1,090	(79)	1,169	N/M
Other revenue	976	1,039	(63)	(6.1	) %
Total revenue	$77,185	$78,722	$(1,537)	(2.0	) %

Three Months Ended June 30,
2010 vs. 2009 Revenue	2010	2009	Change	% Change
	(In thousands)
Direct premiums written	$41,992	$44,619	$(2,627)	(5.9)%
Net premiums written	37,524	40,326	(2,802)	(6.9)%
Net premiums earned	33,379	34,952	(1,573)	(4.5)%
Net investment income	3,499	3,625	(126)	(3.5)%
Net realized investment gains	618	402	216	N/M
Other revenue	520	551	(31)	(5.6)%
Total revenue	$38,016	$39,530	$(1,514)	(3.8)%
(N/M means “not meaningful”)

Total revenues for the first six months of  2010 were $77.2 million, as compared to $78.7 million in the first six months of 2009. Total revenues for the second quarter of  2010 were $38.0 million, as compared to $39.5 million in 2009.

Direct premiums written in the six month period decreased 2.3%, or $1.9 million, to $77.7 million from the same period in the prior year. In the three months ended June 30, 2010, direct premiums written declined 5.9%, or $2.6 million, from the prior year. The declines in direct written premium are a result of weakened economic conditions and reduced economic activity in our operating territories, particularly California, which reduces insurance exposures and the need to insure them. In addition, the current market continues to be very competitive, with pricing and coverage competition present in all classes of commercial accounts, package policies, and commercial automobile policies, as well as in personal lines, all of which presents a challenge in retaining our accounts on renewal, or renewing a policy at the expiring premium, and impedes our ability to add new business. Significant competition continues on large accounts, as competitors compete for these higher premium accounts. The Company is also seeing more intense competition, especially in the western territory, for middle market accounts, defined as between $25,000 and $100,000 in annual premium. Pricing in the property and casualty insurance industry historically has been and remains cyclical, and in the current soft market condition, price competition is prevalent, making it challenging to write and retain properly priced personal and commercial lines business. To compensate for that we work with our agents to identify business and accounts compatible with our underwriting risk appetite, which includes certain types of religious institution risks, contracting risks, small business risks and property risks. In so doing, the Group maintains a strong focus on its disciplined underwriting and on maintaining its pricing standards, declining business which it determines is inadequately priced for its level of risk. To address these competitive and economic pressures, we are continuously refining existing product offerings in a deliberate manner and with a long-term perspective.

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

Net premiums written decreased in the six and three month periods ended June 30, 2010, as a result of the decrease in direct premiums written. The decline in net premiums earned is attributable to decline in direct and net written premium. The Company’s 2010 reinsurance program renewed with very little change, which should have little impact on net premium written. Effective January 1, 2010, the Group renewed its reinsurance coverages with no change in its retention of  $1.0 million on any individual property or casualty risk.   There was no change in umbrella liability retention which is reinsured on a 75% quota share basis up to $1.0 million and on a 100% quota share basis in excess of $1.0 million for both 2010 and 2009.  The property limit was increased to $10.0 million in 2010 from $7.5 million in 2009.  The Group purchases facultative coverage in excess of these limits.  Effective January 1, 2010, a $500,000 annual deductible was added to the $1.5 million excess of $500,000 layer of the surety excess of loss treaty.

For more information see the discussions below relating to the Investment segment, Commercial Lines segment, and Personal Lines segment.

Investment segment

Six Months Ended June 30,
2010 vs. 2009 Investment Income and Realized Gains (losses)	2010	2009	Change	% Change
	(In thousands)
Fixed income securities	$7,887	$7,960	$(73)	(0.9	) %
Dividends	123	159	(36)	(22.6	) %
Cash, cash equivalents & other	68	79	(11)	(13.9	) %
Gross investment income	8,078	8,198	(120)	(1.5	) %
Investment expenses	(1,073)	(970)	(103)	10.6%
Net investment income	7,005	7,228	$(223)	(3.1	) %

Realized gains (losses) - fixed income securities	1,052	(312)	$1,364	N/M
Realized gains (losses) - equity securities	288	(274)	562	N/M
Mark-to-market valuation (loss) gain for interest rate swaps	(250)	507	(757)	N/M
Net realized gains (losses)	1,090	(79)	$1,169	N/M

Three Months Ended June 30,
2010 vs. 2009 Investment Income and Realized Gains (losses)	2010	2009	Change	% Change
	(In thousands)
Fixed income securities	$3,898	$4,023	$(125)	(3.1	) %
Dividends	63	79	(16)	(20.3	) %
Cash, cash equivalents & other	35	32	3	9.4%
Gross investment income	3,996	4,134	(138)	(3.3	) %
Investment expenses	(497)	(509)	12	(2.4	) %
Net investment income	3,499	3,625	$(126)	(3.5	) %

Realized gains - fixed income securities	678	7	$671	N/M
Realized gains (losses) - equity securities	81	(31)	112	N/M
Mark-to-market valuation (loss) gain for interest rate swaps	(141)	426	(567)	N/M
Net realized gains	618	402	$216	N/M
(N/M means “not meaningful”)

In the six months ended June 30, 2010, net investment income decreased $223,000 to $7.0 million, as compared to $7.2 million in 2009. Gross investment income, before allocated expenses, decreased $120,000 in the same period to $8.1 million from $8.2 million in the prior year.

In the three months ended June 30, 2010, net investment income decreased $126,000 to $3.5 million, as compared to $3.6 million in 2009. Gross investment income, before allocated expenses, decreased $138,000 in the same period to $4.0 million from $4.1 million in the prior year.

     In the six and three month periods ended June 30, 2010 and 2009, investment income on fixed income securities was $7.9 million and $3.9 million, as compared to $8.0 million and $4.0 million, respectively. This decrease, despite growth in the portfolio, from the prior year is driven by lower yields available in the market for securities that meet our investing appetite. Consequently, new money added to the portfolio is being invested in lower yields than reflected in the portfolio. In addition, the Company has been screening its fixed income portfolio in 2009 and 2010 for lower credit risk. This has resulted in the sale of a number of securities that while not currently a risk could potentially represent elevated credit risk in the future. The proceeds from these sales have generally been reinvested at lower yields than the securities sold, based on rates prevailing in the market at the time of reinvestment. Our tax equivalent yield (yield adjusted for tax-benefit received on tax-exempt securities) on fixed income securities (excluding short-term investments) has decreased to 4.90% as of June 30, 2010.

Dividend income declined to $123,000 and $63,000, respectively, from $159,000 and $79,000, respectively, for the six and three month periods ended June 30, 2010, due to a reduction in the size of our equities portfolio during 2009 and 2010. Interest income on cash and cash equivalents in the six and three month periods ended June 30, 2010 approximated that of the prior year. Investment expenses in 2010 are not significantly different than the prior year.

     Net realized investment gains amounted to $1.1 million and $618,000, respectively, in the first six and three month periods of 2010, as compared to a net realized loss of $79 and a net realized gain of $402,000, respectively, for the prior year. The Group recorded $89,000 and $732,000, respectively, of realized losses on credit-related other than temporary impairments in the six months ended June 30, 2010 and 2009. In the three months ended June 30, 2010, the Group recorded charges of $0 and $197,000, respectively, for credit-related other-than-temporary impairment of fixed income securities. In the six and three month periods ended June 30, 2010, the Group also recorded losses of $250,000 and $141,000, respectively, on the mark-to-market of interest rate swaps, as compared to gains of $507,000 and $426,000, respectively, in the same periods of the prior year. We currently have three ongoing interest rate swap agreements to hedge against interest rate risk on our floating rate trust preferred securities obligations. The estimated fair value of the interest rates swaps is obtained from the third-party financial institution counterparties. We mark the investments to market using these valuations and record the change in the economic value of the interest rate swaps as a realized gain or loss in the consolidated statement of earnings. See also the discussion of other than temporary impairments on investment securities in the “Critical Accounting Policies” section.

Fixed income securities represent 94.8% of invested assets.  As of June 30, 2010, the fixed income portfolio consists of 99.7% investment grade securities, with 0.3% non-investment grade securities, which includes one corporate security held with a market value of $0.5 million, three asset-backed securities held with a combined market value of $0.6 million, one mortgage-backed security with a market value of $0.1 million and one small tax-exempt municipal bond.  The fixed income portfolio has an average rating of Aa3/AA.  During 2009 and into 2010, we have continually reviewed our fixed income portfolio with a view to identifying and disposing of securities which could eventually suffer a decline in value as a result of their individual circumstances.  As part of that effort, we have disposed of securities in a number of sectors, including CMBSs, MBSs, ABSs and non-taxable municipal bonds, and reinvested the proceeds in a number of sectors, but principally in the corporate bond sector.  In doing so, market conditions have adversely impacted our yield on the proceeds reinvested, and the Company has reduced its tax-advantaged income.

Among our portfolio holdings, the only direct subprime exposure consists of asset-backed securities (ABS) within the home equity subsector.  The ABS home equity subsector totaled $0.47 million (book value) on June 30, 2010, representing 2.74% of the ABS holdings, 0.69% of the total structured product holdings, and 0.13% of total fixed income portfolio holdings.  The subprime related exposure consists of three individual securities, of which two are insured by monolines against default of principal and interest.  However, since FGIC is no longer rated and AMBAC has been downgraded to Caa2/R, the two insured securities are now rated according to the higher of the underlying collateral or the monoline rating.  One bond is rated Caa1/D while the other is rated Ca/D.  With regard to the remaining security without monoline insurance, it is rated C/B by Moody’s and S&P, respectively.

The following table sets forth consolidated cost and fair value information for our investments.

	June 30, 2010		December 31, 2009
	Cost (2)	Fair Value	Cost (2)	Fair Value
	(In thousands)

Fixed income securities (1)
United States government and government agencies (3)	$68,504	73,206	68,864	72,021
Obligations of states and political subdivisions	127,996	135,328	136,706	143,293
Industrial and miscellaneous	150,520	161,860	124,135	130,223
Mortgage-backed certificates	17,390	18,618	18,930	19,927
Total fixed income securities	364,410	389,012	348,635	365,464
Equity securities	7,359	8,402	7,516	9,484
Short-term investments	12,999	12,999	-	-
Total	$384,768	410,413	356,151	374,948

(1)  In our consolidated financial statements, investments are carried at fair value.
(2)  Original cost of equity and fixed income securities adjusted for other than temporary impairment write-downs and amortization of premium and accretion of discount.
(3)  Includes approximately $50,761 and $55,092 (cost) and $54,660 and $57,874 (estimated fair value) of mortgage-backed securities backed by the U.S. government and government agencies as of June 30, 2010, and December 31, 2009, respectively.

The estimated fair value and unrealized loss for securities in a temporary unrealized loss position as of June 30, 2010 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and
obligations of U.S.
government corporations
and agencies	$-	$-	$-	$-	$-	$-
Obligations of states and
political subdivisions	-	-	-	-	-	-
Corporate securities	490	7	-	-	490	7
Mortgage-backed securities	3,139	9	172	2	3,311	11
Total fixed maturities	3,629	16	172	2	3,801	18
Total equity securities	2,079	224	-	-	2,079	224
Total securities in a
temporary unrealized loss
position	$5,708	$240	$172	$2	$5,880	$242

Fixed maturity investments with unrealized losses for less than twelve months are ordinarily due to changes in the interest rate environment and anomalies in pricing in the current credit markets. At June 30, 2010 we had one fixed maturity security with an unrealized loss for more than twelve months.  It has a fair value of  98% of book value. We do not believe the decline is other than temporary due to the credit quality of the holding. We currently have no intention or expectation that we will have to sell this security before recovery.

There are thirteen common stock securities that are in an unrealized loss position at June 30, 2010.  All of these securities have been in an unrealized loss position for less than four months. We do not believe these declines are other than temporary as a result of reviewing the circumstances of each such security, and we currently have the ability and intent to hold this security until recovery.

At June 30, 2010, the adjusted effective duration of our fixed income portfolio was 3.92 years.

See Item 3 of this Form 10-Q “Quantitative and Qualitative Information about Market Risk” of the Form 10-Q for further information on our investments.

Results of our Commercial Lines segment were as follows:

Commercial Lines segment

Six Months Ended June 30,
2010 vs. 2009 Commercial Lines (CL)	2010	2009	Change		% Change
	(Dollars in thousands)
CL Direct premiums written	$67,480	$69,244	$(1,764)		(2.5	) %
CL Net premiums written	$60,376	$62,936	$(2,560)		(4.1	) %
CL Net premiums earned	$58,630	$60,874	$(2,244)		(3.7	) %

CL Loss/ LAE expense ratio (GAAP)	59.3%	59.2%	0.1%
CL Expense ratio (GAAP)	34.7%	36.9%	(2.2	) %
CL Combined ratio (GAAP)	94.0%	96.1%	(2.1	) %

Three Months Ended June 30,
2010 vs. 2009 Commercial Lines (CL)	2010	2009	Change		% Change
	(Dollars in thousands)
CL Direct premiums written	$36,381	$39,007	$(2,626)		(6.7	) %
CL Net premiums written	$32,478	$35,346	$(2,868)		(8.1	) %
CL Net premiums earned	$28,685	$30,171	$(1,486)		(4.9	) %

CL Loss/ LAE expense ratio (GAAP)	59.9%	58.6%	1.3%
CL Expense ratio (GAAP)	34.7%	37.9%	(3.2	) %
CL Combined ratio (GAAP)	94.6%	96.5%	(1.9	) %

  In the six and three month periods ended June 30, 2010, our commercial lines direct premiums written were $67.5 million and $36.4 million, respectively, as compared to $69.2 million and $39.0 million, respectively, for the same periods in the prior year. This represented a 2.5% and 6.7% decline, respectively, from the six and three month periods of the prior year.

The decrease in direct premiums is caused by several factors, including a decline in construction related activity due to a weak economy, negative audit premium on our contractors book, increased competition on large accounts, and increased competition in the California contractor market. Our California contractors book reflects the decreased economic activity in the California new construction market. Since the insurance premiums for these contractors generally reflect their level of economic activity, the average premium per policy has fallen as the insured’s business has contracted in the weak economy, resulting both in lower insurance exposures and lower premiums from these contractors. The retention levels in this book remain attractive, and policy count is up year-over-year, despite the difficult market conditions. This means that we have more customers in this market than in the previous year, but that on average we collect less premium from each in the current year because of the weakness in the insured’s businesses resulting from the weak economy. It also means that insurance exposures per contractor on average are down, since their businesses are less busy than before, which should result in fewer losses. See additional discussion above in the “2010 vs. 2009 Revenue” discussion.

In the six and three month periods ended June 30, 2010 our commercial lines net premiums written were $60.4 million and $32.5 million, respectively, as compared to $62.9 million and $35.3 million, respectively, in the same periods in 2009. In the six and three month periods ended June 30, 2010 our commercial lines net premiums earned were $58.6 million and $28.7 million, respectively, as compared to $60.9 million and $30.2 million, respectively, in the same periods in 2009. The decrease in net premiums written and net premiums earned resulted from the decline in recent quarters in direct premiums written. Negative audit premium amounted to $2.2 million in the first six months of 2010 as compared to $2.0 million in the first six months of 2009, and is earned immediately upon booking, which continues to adversely impact  net premiums earned.

In the commercial lines segment for the first six months of 2010, we had underwriting income of $3.5 million, an increase from the underwriting income of $2.4 million in the same period of 2009, a GAAP combined ratio of 94.0%, a GAAP loss and loss adjustment expense ratio of 59.3% and a GAAP underwriting expense ratio of 34.7%, compared to a GAAP combined ratio of 96.1%, a GAAP loss and loss adjustment expense ratio of 59.2% and a GAAP underwriting expense ratio of 36.9% in 2009.

In the commercial lines segment for the second quarter of 2010, we had underwriting income of $1.6 million, an increase from the underwriting income of $1.0 million in the same period of 2009, a GAAP combined ratio of 94.6%, a GAAP loss and loss adjustment expense ratio of 59.9% and a GAAP underwriting expense ratio of 34.7%, compared to a GAAP combined ratio of 96.5%, a GAAP loss and loss adjustment expense ratio of 58.6% and a GAAP underwriting expense ratio of 37.9% in 2009.

 Included in commercial lines in the first six months of 2010 were losses of approximately $1.0 million from catastrophe numbers 94 and 96 (as numbered and described by the Insurance Services Office). Development of these winter storms continued after March 31, 2010 and resulted in losses of $0.5 million in the quarter ended June 30, 2010. While the losses we suffered in 2010 from these catastrophes are not insignificant, the Group has in recent years managed its book of business to minimize the impact of catastrophic weather events by limiting exposures, and that effort is reflected in the fact that we believe the losses from these storms were less significant for us than for some of our competitors.

One of our strategies in this market is to introduce new products leveraging our core skills. In the fourth quarter of 2008, a new Business Owners Policy for California risks was introduced.  This product targets small to medium sized businesses, which have been shown to be somewhat less price sensitive and demonstrating higher renewal retention than larger accounts. This product also helps to balance FPIC’s business between property and casualty exposures. In 2009, a new contracting product which specializes in covering artisan contractors was introduced in Arizona and California, and in 2010 was implemented in Nevada and Oregon. Artisan contractors primarily provide repair and maintenance services, and this segment tends to experience less severe market fluctuations compared to the construction industry. During 2009, a new Garage Program was introduced in New Jersey and Pennsylvania, which targets repair shops, auto body shops, and gas stations.  During  2009, an Employment Practices Liability endorsement was introduced for package policies written in New Jersey and Pennsylvania. Also during  2009, an on-line rating system was introduced for agency rating and binding of policies for the artisan contractors program, BOP, and workers compensation  in New Jersey and Pennsylvania. In the second quarter of 2010 we launched an on-line quoting and binding system for commercial auto along with a value added coverage endorsement for New Jersey and Pennsylvania.

Personal Lines segment

Six Months Ended June 30,
2010 vs. 2009 Personal Lines (PL)	2010	2009	Change		% Change
	(Dollars in thousands)
PL Direct premiums written	$10,262	$10,367	$(105)		(1.0	) %
PL Net premiums written	$9,148	$9,246	$(98)		(1.1	) %
PL Net premiums earned	$9,484	$9,660	$(176)		(1.8	) %

PL Loss/ LAE expense ratio (GAAP)	83.5%	71.4%	12.1%
PL Expense ratio (GAAP)	36.1%	37.5%	(1.4	) %
PL Combined ratio (GAAP)	119.6%	108.9%	10.7%

Three Months Ended June 30,
2010 vs. 2009 Personal Lines (PL)	2010	2009	Change		% Change
	(Dollars in thousands)
PL Direct premiums written	$5,610	$5,612	$(2)		(0.0	) %
PL Net premiums written	$5,046	$4,980	$66		1.3%
PL Net premiums earned	$4,694	$4,782	$(88)		(1.8	) %

PL Loss/ LAE expense ratio (GAAP)	76.1%	64.3%	11.8%
PL Expense ratio (GAAP)	35.9%	38.4%	(2.5	) %
PL Combined ratio (GAAP)	112.0%	102.7%	9.3%

Personal lines direct premiums written was comparable at $10.3 million in the first six months of 2010, to the $10.4 million reported in the same period in 2009.  Personal lines net premiums written was comparable at $9.1 million in the first six months of 2010, to the $9.2 million reported in the same period in 2009. Personal lines net premium earned declined to $9.5 million in 2010 from $9.7 million in the prior year, a 1.8% reduction. Our personal lines continue to be  impacted by significant  competition in the New Jersey homeowners insurance market and the Pennsylvania homeowners and private passenger automobile markets.

Personal lines direct premiums written was comparable at $5.6 million in the second quarter of 2010, to the $5.6 million reported in the same period in 2009.  Personal lines net premiums written was comparable at $5.0 million in the second quarter of 2010, to the $5.0 million reported in the same period in 2009. Personal lines net premium earned in the second quarter of 2010 was comparable at $4.7 million to the $4.8 million reported in the prior year.

In the personal lines segment for the first six months of  2010 we had an underwriting loss of $1.9 million, a GAAP combined ratio of 119.6%, a GAAP loss and loss adjustment expense ratio of 83.5% and a GAAP underwriting expense ratio of 36.1%, compared to an underwriting loss of $0.9 million, a GAAP combined ratio of 108.9%, a GAAP loss and loss adjustment expense ratio of 71.4% and a GAAP underwriting expense ratio of 37.5% in the first half of 2009.

In the personal lines segment for the second quarter 2010 we had an underwriting loss of $0.6 million, a GAAP combined ratio of 112.0%, a GAAP loss and loss adjustment expense ratio of 76.1% and a GAAP underwriting expense ratio of 35.9%, compared to an underwriting loss of $0.1 million, a GAAP combined ratio of 102.7%, a GAAP loss and loss adjustment expense ratio of 64.3% and a GAAP underwriting expense ratio of 38.4% in the second quarter of 2009.

Personal lines losses incurred in both the six months ended June 30 2010 and 2009 were elevated as a result of unusual events. In 2010, there were significant weather-related losses. Included in these weather related losses in the first half of 2010 were personal lines losses of approximately $1.2 million from catastrophes number 94 and number 96 (as numbered and described by the Insurance Services Office), with development of these winter storms continuing after March 31, 2010 and resulting in losses of $$0.5 million in the quarter ended June 30, 2010. In the first quarter of 2009, there was a lesser, but elevated, level of losses from severe winter weather, as well as an unusual number of large fire losses.

While the losses we suffered in 2010 from catastrophes 94 and 96 are not insignificant, the Group has in recent years managed its book of business to minimize the impact of catastrophic weather events by limiting exposures, and that effort is reflected in the fact that we believe the losses from this storm were less significant for us than for some of our competitors.

In order to support our growth in personal lines, during 2009 we introduced a new on-line system for agents to use in selling homeowners policies. It enables agents to quote, bind and service Homeowners policies in New Jersey and Pennsylvania, and it has been well-received by our agents, who produce all of our personal lines direct premium written.

Underwriting Expenses and the Expense Ratio

Six Months Ended June 30,
2010 vs. 2009 Expenses and Expense Ratio	2010	2009	Change		% Change
	(Dollars in thousands)
Amortization of Deferred Acquisition Costs	$18,433	$19,503	$(1,070)		(5.5	) %
As a % of net premiums earned	27.1%	27.7%	(0.6	) %
Other underwriting expenses	5,348	6,569	(1,221)		(18.6	) %
Underwriting expenses	$23,781	$26,072	$(2,291)		(8.8	) %
Underwriting expense ratio	34.9%	37.0%	(2.1	) %

Three Months Ended June 30,
2010 vs. 2009 Expenses and Expense Ratio	2010	2009	Change		% Change
	(Dollars in thousands)
Amortization of Deferred Acquisition Costs	$9,048	$9,598	$(550)		(5.7	) %
As a % of net premiums earned	27.1%	27.5%	(0.4	) %
Other underwriting expenses	2,584	3,678	(1,094)		(29.7	) %
Underwriting expenses	$11,632	$13,276	$(1,644)		(12.4	) %
Underwriting expense ratio	34.8%	38.0%	(3.2	) %

Underwriting expenses decreased by $2.3 million, or 8.8%, to $23.8 million in the first six months of 2010, as compared to $26.1 million in the same period in 2009. The decrease in underwriting expenses reflects a 5.5% decrease in the amortization of deferred acquisition costs in 2010 and a 18.6% decrease in other underwriting expenses.

The amortization of deferred acquisition costs decreased in 2010 as compared to 2009 due in part to the decrease in net earned premiums. In addition, in the fourth quarter of 2008 the Group undertook an expense reduction program, resulting in significant cost reductions which are reflected in lower other underwriting expenses and lower amortization of deferred acquisition costs. Because some of the expenses eliminated were capitalized in deferred acquisition costs as of December 31, 2008, they were included in 2009 DAC amortization, thus generating a favorable comparison for 2010 amortization of deferred acquisition costs when compared to that of 2009. Underwriting expenses also reflect lower share-based compensation expense and lower net contingent commission expense, and in second quarter of 2010 some ceded contingent commission.

The expense reduction effort is ongoing, and continues to reduce the Group’s underwriting and other expenses.

The underwriting expense ratio for the first six months of 2010 is 34.9%, down from 37.0% in the first six months of 2009, and reflects the impact of the 2008 and 2009 expense reduction efforts noted above.

Federal income tax

Six Months Ended June 30
2010 vs. 2009 Income Taxes	2010	2009	Change	% Change
	(Dollars in thousands)
Income before income taxes	$10,033	$8,982	$1,051	11.7%
Income taxes	2,781	2,341	440	18.8%
Net income	$7,252	$6,641	$611	9.2%
Effective tax rate	27.7%	26.1%

Three Months Ended June 30
2010 vs. 2009 Income Taxes	2010	2009	Change	% Change
	(Dollars in thousands)
Income before income taxes	$5,277	$5,137	$140	2.7%
Income taxes	1,497	1,387	110	7.9%
Net income	$3,780	$3,750	$30	0.8%
Effective tax rate	28.4%	27.0%

Federal income tax expense was $2.8 million and $2.3 million for the first six months of 2010 and 2009, respectively. The effective tax rate was 27.7% and 26.1% for 2010 and 2009, respectively. The 2010 effective tax rate was higher than that of 2009 because the 2010 pre-tax income was relatively higher since it did not include the significant level of other than temporary investment impairments on our investments reflected in the 2009 pre-tax income, and because tax-advantaged income (interest on tax-free municipal bonds in this case) was lower in 2010 as part of an effort by the Group to avoid municipal bonds that present potential credit risk.

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

The principal source of liquidity for the MIG (which has modest expenses and does not currently, or for the foreseeable future, need a significant regular source of cash flow to cover these expenses other than its debt service on its indebtedness to MIC, its quarterly dividend to shareholders, and the funding necessary for any stock repurchases pursuant to the currently authorized stock repurchase program) is dividend payments and other fees received from the insurance subsidiaries, and payments it receives on the 10-year note it received from the ESOP (see below) when the ESOP purchased shares at the time of MIC’s conversion from a mutual to a stock form of organization (the “Conversion”). MIG also has access to an existing credit line under which it can draw up to $7.5 million dollars.

On April 16, 2008, the Holding Company was authorized by the Board of Directors to repurchase, at management’s discretion, up to 5% of its outstanding stock. Any such purchases will be funded by the Holding Company’s existing resources, dividends from subsidiaries, or the credit line, or any combination of these resources. As of June 30, 2010, the MIG had purchased, pursuant to the authority granted by the Board on April 16, 2008, a total of 123,300 shares of outstanding stock at an average cost of $15.89 per share, and is holding the stock as treasury stock. MIG has not purchased any of its shares since early in 2009 (except for modest amounts in connection with tax withholdings on the vesting of restricted stock) in order to conservatively position itself in a marketplace in which capital is not easily replaced.

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

MIG began paying quarterly dividends of $0.05 per common share in the second quarter of 2006. On April 16, 2008, MIG’s Board of Directors increased the quarterly dividend from $0.05 per share of common stock to $0.075 per share of common stock, effective with the payment of the June 27, 2008 dividend. On April 14, 2010, MIG’s Board of Directors increased the quarterly dividend from $0.075 per share of common stock to $0.10 per share of common stock, effective with the payment of the June 28, 2010 dividend. The amount of dividends paid for the first six months of 2010 and 2009 totaled $1.1 million and $0.9 million, respectively.  The shareholder dividend was funded from the Group’s insurance companies, for which approval was sought and received (where necessary) from each of the insurance companies’ primary regulators.

The Group maintains an Employee Stock Ownership Plan (ESOP), which purchased 626,111 shares from the Group at the time of the Conversion in return for a note bearing interest at 4% on the principal amount of $6,261,110. MIC makes annual contributions to the ESOP sufficient for it to make its required annual payment under the terms of the loan to MIG. It is anticipated that approximately 10% of the original ESOP shares will be allocated annually to employee participants of the ESOP. An expense charge is booked ratably during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of the Group’s stock at the time the commitment to allocate the shares is accrued and recognized. The issuance of the shares to the ESOP was fully recognized in the additional paid-in capital account at Conversion, with a contra account entitled Unearned ESOP Shares established in the stockholders’ equity section of the balance sheet for the unallocated shares at an amount equal to their original per share purchase price.  Shareholder dividends received on unallocated ESOP shares are used to pay down principal and interest owed on the loan to the Holding Company.

All dividends from MIC (wholly owned by MIG) to MIG require prior notice to the Pennsylvania Insurance Department. All “extraordinary” dividends require advance approval. A dividend is deemed “extraordinary” if, when aggregated with all other dividends paid within the preceding 12 months, the dividend exceeds the greater of (a) statutory net income (excluding unrealized capital gains) for the preceding calendar year or (b) 10% of statutory surplus as of the preceding December 31. As of June 30, 2010, the amount available for payment of dividends from MIC in 2010, without the prior approval, is approximately $7.6 million.

All dividends from FPIC to FPIG (wholly owned by MIG) require prior notice to the California Department of Insurance. All “extraordinary” dividends require advance approval. A dividend is deemed “extraordinary” if, when aggregated with all other dividends paid within the preceding 12 months, the dividend exceeds the greater of (a) statutory net income for the preceding calendar year or (b) 10% of statutory surplus as of the preceding December 31.  As of June 30, 2010, the amount available for payment of dividends from FPIC in 2010, without the prior approval, is approximately $7.2  million.

The Group adopted a stock-based incentive plan at its 2004 annual meeting of shareholders. Pursuant to that plan, Mercer Insurance Group may issue a total of 876,555 shares, which amount increases automatically each year by 1% of the number of shares outstanding at the end of the preceding year. At June 30, 2010, the number of shares authorized under the plan has been increased under this provision to 1,270,514 shares.  For the six months ended June 30, 2010, the Group made no grants of restricted stock and stock options. In addition, there were no forfeitures of restricted stock and 12,500 options were exercised during the first six months of 2010.

Total assets increased 2.0%, or $12.1 million, to $607.4 million, at June 30, 2010, as compared to $595.4 million at December 31, 2009.  The Group’s cash and invested assets increased $12.0 million or 2.9%, primarily due to net cash provided by operating activities and unrealized holding gains on securities. Premiums receivable increased $6.1 million or 16.7%, primarily due to timing differences in the recording and collecting of premium.  Reinsurance receivables decreased $4.8 million or 6.1%, reflecting the decrease in ceded loss and loss adjustment expense reserves.  Prepaid reinsurance premiums increased $0.7 million, or 11.3% reflecting seasonality of premium writings.  Deferred policy acquisition costs increased $0.2 million or 1.0%, and deferred policy acquisition costs as a percentage of net unearned premiums were 26.4% at June 30, 2010 compared to 26.7% at the end of 2009.  Accrued investment income remained at $4.3 million and the accrued investment income to invested assets ratio also remained constant at 1.1% at June 30, 2010 and December 31, 2009. Property and equipment decreased $0.8 million, or 3.6%.  Construction of a new building in Rocklin, California was completed at the end of 2009 and there were no significant additions of other property and equipment during the first six months of 2010.   The deferred income tax asset decreased by $2.1 million or 42.4% from December 31, 2009 primarily reflecting the change in deferred tax on the unrealized gains on securities.  Other assets increased $0.9 million or 24.7% from December 31, 2009, primarily due to an increase in prepaid assets and an increase in the federal income tax recoverable balance.

Total liabilities increased slightly by 0.1% or $0.7 million, to $435.8 million at June 30, 2010 as compared to $435.1 million at December 31, 2009.   Loss and loss adjustment expense reserves decreased 0.7% to $309.2 million from $311.3 million at year end 2009, reflecting the decrease in recent years of direct and net premiums written and earned.  The unearned premium liability increase of $2.1 million or 2.7% to $78.7 million at June 30, 2010 reflects an increase in written premiums as a result of the timing of premium writings throughout the year.  Accounts payable and accrued expenses declined by $2.3 million or 19.2% primarily due to payments for agents profit sharing, state premium taxes, Group salary bonuses and other payments normally made in the first quarter of each year. Other reinsurance balances increased approximately $2.1 million or 17.2% from December 31, 2009.  The increase in the reinsurance balances payable is primarily due to payments received in the first quarter on reinsurance receivables that offset against reinsurance payables on contracts that have a right of offset provision, reducing the offset and thereby increasing the payable.  Other liabilities increased by $0.9 million to $5.0 million at June 30, 2010 primarily due to amounts due to brokers at month end on security purchases.

Total stockholders’ equity increased $11.4 million or 7.1%, to $171.6 million, at June 30, 2010, from $160.2 million at December 31, 2009, primarily due to net income of $7.3 million, changes in unrealized holding gains and losses on securities of $4.5 million and ESOP shares committed to be allocated to participants of $0.6 million, offset by stockholder dividends of $1.1 million.

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

OFF BALANCE SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Group was not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles at June 30, 2010 which would give rise to previously undisclosed market, credit or financing risk.

The Group has no significant contractual obligations at June 30, 2010, other than its insurance obligations under its policies of insurance, trust preferred securities interest and principal, a line of credit obligation, and operating lease obligations. Projected cash disbursements pertaining to these obligations have not materially changed since December 31, 2009, and the Group expects to have the resources to pay these obligations as they come due.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

General

Market risk is the risk that we will incur losses due to adverse changes in market rates and prices. We have exposure to three principal types of market risk through our investment activities: interest rate risk, credit risk and equity risk. Our primary market risk exposure is to changes in interest rates. We have not entered, and do not plan to enter, into any derivative financial instruments for hedging, trading or speculative purposes, other than the remaining interest rate swap agreements that hedge the floating rate trust preferred securities which were assumed as part of the FPIG acquisition.

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

Credit Risk

 The quality of our interest-bearing investments is generally good. Our fixed maturity securities portfolio at June 30, 2010 had an average rating of Aa3/AA.

Municipal Bond Holding Exposure

The overall credit quality, based on weighted average ratings of Standard & Poor’s (S&P) or Moody’s where S&P rating is unavailable, of the total market value of $135 million municipal fixed income portfolio is:

o      “AA+” including insurance enhancement
o      “AA” excluding insurance enhancement (using underlying ratings)
•      100% of the underlying ratings are “A-” or better
•      89% of the underlying ratings are “AA-” or better

The municipal fixed income portfolio with insurance enhancement represents $90 million, or 67% of the total municipal fixed income portfolio.

o      The average credit quality with insurance enhancement is “AA+”
o      The average credit quality of the underlying, excluding insurance enhancement, is “AA”
o      Each municipal fixed income investment is evaluated based on its underlying credit fundamentals, irrespective of credit enhancement provided by bond insurers

The municipal fixed income portfolio without insurance enhancement represents $45 million, or 33% of the total municipal fixed income portfolio.

o      The average credit quality of those securities without enhancement is “AA+”

The following represents the Group’s municipal fixed income portfolio as of June 30, 2010:

	Average Credit Rating	Market Value	% of Total Muni Portfolio	Unrealized Gain

Uninsured Securities	AA+	$45,109,212	33%	$2,214,855

Securities with Insurance Enhancement	AA+	90,219,204	67%	5,117,386

Total		$135,328,416	100%	$7,332,241

The following represents the Group’s ratings on the municipal fixed income portfolio as of June 30, 2010:

			Insured Bonds		Insured Bonds		Total Municipal Bonds		Total Municipal Bonds
	Non-Insured		(with insured		(with underlying		(with insured		(with underlying
	Bonds		rating)		credit rating)		ratings)		credit ratings)

Rating	Market Value	%	Market Value	%	Market Value	%	Market Value	%	Market Value	%

AAA	$25,322,106	56.1%	$39,344,003	43.6%	$16,236,226	18.0%	$64,666,109	47.8%	$41,558,332	30.7%
AA+	3,449,059	7.7%	22,441,079	24.9%	27,461,792	30.4%	25,890,138	19.1%	30,910,851	22.8%
AA	6,870,470	15.2%	18,127,446	20.1%	23,346,757	25.9%	24,997,916	18.5%	30,217,227	22.3%
AA-	7,345,226	16.3%	7,534,769	8.3%	10,811,272	12.0%	14,879,995	11.0%	18,156,498	13.4%
A+	-	0.0%	2,771,907	3.1%	4,466,067	4.9%	2,771,907	2.0%	4,466,067	3.3%
A	2,122,351	4.7%	-	0.0%	5,912,030	6.6%	2,122,351	1.6%	8,034,381	6.0%
A-	-	0.0%	-	0.0%	1,985,060	2.2%	-	0.0%	1,985,060	1.5%

	$45,109,212		$90,219,204		$90,219,204		$135,328,416		$135,328,416
	AA+		AA+		AA		AA+		AA

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

As of June 30, 2010, all of the Group’s municipal bonds carry an underlying rating of at least an A- or better by S&P or Moody’s.

Structured Product Exposure

The Group’s structured product exposure includes residential mortgage backed securities (MBS) and asset backed securities (ABS).  The total book value, as of June 30, 2010, was $68.2 million and represented 18.7% of the total invested fixed income assets.

MBS positions totaled $51 million (book value), representing 74.9% of the total structured product holdings. The MBS securities consist of both pass-through and collateralized mortgage obligation (CMO) structures.  The pass-throughs are all agency sponsored securities and have a Aaa/AAA rating.  Among the CMO’s, a majority are agency sponsored and as a result, also have a Aaa/AAA rating.  The non-agency backed securities represent 2.6% of the CMO holdings and 0.5% of total MBS holdings; of the two of non-agency CMO’s, one was rated AA by S&P and another CC by S&P.

ABS holdings totaled $17.1 million (book value), representing 25.1% of the total structured product holdings. The ABS securities consist of a diversified blend of subsectors including automobile loan and credit card receivables, home equity, rate reduction bonds etc.  Outside of three holdings of home equity (sub-prime), all other ABS securities are rated Aaa/AAA by Moody’s and S&P.

The ABS home equity subsector totaled $0.47 million (book value) on June 30, 2010, representing 2.74% of the ABS holdings, 0.69% of the total structured product holdings, and 0.13% of total fixed income portfolio holdings.  The subprime related exposure consists of three individual securities, of which two are insured by monolines against default of principal and interest.  However, since FGIC is no longer rated and AMBAC has been downgraded to Caa2/R, the two insured securities are now rated according to the higher of the underlying collateral or the monoline rating.  One bond is rated Caa1/D while the other is rated Ca/D.  With regard to the remaining security without monoline insurance, it is rated C/B by Moody’s and S&P, respectively.

There are two sectors where the Group has indirect exposure to subprime securities.  These are the U.S. agency and investment grade corporate sectors.  As of June 30, 2010, the Group held $11.8 million (book value) of agency debentures, consisting predominately of Fannie Mae, Federal Home Loan Bank, Freddie Mac, and  Federal Farm Credit Bank securities.

The second sector of the market in which the Group has indirect exposure to subprime securities is the investment grade corporate market.  As of  June 30, 2010, the Group’s portfolio held $150.5 million (book value) of corporate bonds inclusive of FDIC-insured debt issued under the TLGP program.  Among the corporate credit exposure, $23.2 million or 16.3% of the holdings, were non-insured financial issues. It is expected that these issuers will continue to pay principal and interest in accordance with original terms.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Senior Vice President of Finance and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2010. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President of Finance and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2010. There were no changes in our internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MERCER INSURANCE GROUP, INC. (Registrant)

Dated: August 9, 2010	By:	/s/ Andrew R. Speaker
Andrew R. Speaker,
President and Chief Executive Officer

Dated: August 9, 2010	By:	/s/ David B. Merclean
David B. Merclean,
Senior Vice President of Finance and Chief Financial Officer
Principal Accounting Officer