Form 10-Q
period 2010-09-30
MERCER INSURANCE GROUP INC
filed 2010-11-09
CIK 1050690

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2010,
or
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

________________________________________________________________________________
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

Number of Shares Outstanding as of October 30, 2010
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

These forward-looking statements include statements with respect to the Group’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Group’s control). The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Group’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

•	future economic conditions in the regional and national markets in which the Group competes which are less favorable than current or expected conditions;

•	the effects of weather-related and other catastrophic events;

•	the concentration of insured accounts in California, New Jersey and Pennsylvania;

•	the effect of legislative, judicial, economic, demographic and regulatory events in the seven states in which we do the majority of our business as of September 30, 2010;

•	the failure to maintain an A.M. Best rating in the Excellent category;

•	the inability to enter new markets successfully and capitalize on growth opportunities either through acquisitions or the expansion of our producer network;

•	the inability to obtain regulatory approval for an acquisition, to close the transaction, and to successfully integrate an acquisition and its operations;

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

•
the inability to carry out marketing and sales plans, including, among others, the development of new products or changes to existing products and acceptance of the new or revised products in the market;

•	unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations;

•	adverse litigation or arbitration results;

•	the ability to carry out our business plans;

•	our inability to retain our executive officers and key employees, and our inability to hire high quality officers and employees necessitated by our growth;

•
disruption in world financial markets, which could adversely affect demand for the Company’s products, and credit risk associated with agents, customers, and reinsurers, as well as adversely affecting the Company’s investment portfolio value and investment income. Disrupted markets could present difficulty if the Company needed to raise additional capital in the future; or

•
adverse changes in applicable laws, regulations or rules governing insurance holding companies and insurance companies, and environmental, tax or accounting matters including limitations on premium levels, increases in minimum capital and reserves, and other financial viability requirements, and changes that affect the cost of, or demand for our products.

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

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
September 30, 2010 and December 31, 2009
(Dollars in thousands, except share amounts)

	2010	2009
Assets	(Unaudited)
Investments, at fair value:
Fixed-income securities, available for sale, at fair value (cost $378,822 and $348,635, respectively)	$410,636	365,464
Equity securities, at fair value (cost $7,974 and $7,516, respectively)	9,600	9,484
Short-term investments, at cost, which approximates fair value	3,400	-
Total investments	423,636	374,948

Cash and cash equivalents	16,086	39,927
Premiums receivable	38,741	36,405
Reinsurance receivables	75,380	79,599
Prepaid reinsurance premiums	6,311	5,871
Deferred policy acquisition costs	18,841	18,876
Accrued investment income	3,842	4,287
Property and equipment, net	20,622	21,516
Deferred income taxes	109	4,941
Goodwill	5,416	5,416
Other assets	4,440	3,568
Total assets	$613,424	595,354
Liabilities and Equity
Liabilities:
Losses and loss adjustment expenses	$309,728	311,348
Unearned premiums	76,102	76,601
Accounts payable and accrued expenses	10,771	12,150
Other reinsurance balances	13,244	12,386
Trust preferred securities	15,605	15,592
Advances under line of credit	3,000	3,000
Other liabilities	4,356	4,069
Total liabilities	432,806	435,146

Stockholders’ Equity:
Preferred stock, no par value, authorized 5,000,000 shares, no shares issued and outstanding	-	-
Common stock, no par value, authorized 15,000,000 shares, issued 7,114,233 and 7,074,333 shares, outstanding 6,971,228 and 6,883,498 shares	-	-
Additional paid-in capital	73,037	72,139
Accumulated other comprehensive income	21,877	12,220
Retained Earnings	95,494	86,101
Unearned ESOP shares	(1,411)	(1,878)
Treasury stock, 632,391 and 632,076 shares	(8,379)	(8,374)
Total stockholders’ equity	180,618	160,208
Total liabilities and stockholders’ equity	$613,424	595,354

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
Nine Months Ended September 30, 2010 and 2009

	2010	2009
	(Dollars in thousands, except per share data)
	(Unaudited)
Revenues:
Net premiums earned	$101,828	105,215
Investment income, net of expenses	10,433	10,833
Net realized investment gains (losses)
Other-than-temporary impairments (none allocated to Other	(89)	(787)
Comprehensive Income)
Other net realized investment gains	1,665	1,180
Total net realized investment gains	1,576	393
Other revenue	1,478	1,555

Total revenues	115,315	117,996

Expenses:
Losses and loss adjustment expenses	62,851	64,643
Amortization of deferred policy acquisition costs (related party amounts of $805 and $768, respectively)	27,784	29,002
Other expenses	8,179	9,438
Interest expense	1,061	1,066

Total expenses	99,875	104,149

Income before income taxes	15,440	13,847

Income taxes	4,322	3,652

Net income	$11,118	10,195

Earnings per common share:
Basic	$1.77	1.64
Diluted	$1.73	1.61

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
Three Months Ended September 30, 2010 and 2009

	2010	2009
	(Dollars in thousands, except per share data)
	(Unaudited)
Revenues:
Net premiums earned	$33,714	34,681
Investment income, net of expenses	3,428	3,605
Net realized investment gains (losses)
Other-than-temporary impairments (none allocated to Other	-	(55)
Comprehensive Income)
Other net realized investment gains	486	527
Total net realized investment gains	486	472
Other revenue	502	516

Total revenues	38,130	39,274

Expenses:
Losses and loss adjustment expenses	20,184	21,683
Amortization of deferred policy acquisition costs (related party amounts of $256 and $263, respectively)	9,351	9,499
Other expenses	2,831	2,869
Interest expense	357	358

Total expenses	32,723	34,409

Income before income taxes	5,407	4,865

Income taxes	1,541	1,311

Net income	$3,866	3,554

Earnings per common share:
Basic	$0.61	0.57
Diluted	$0.60	0.56

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine months ended September 30, 2010
(Unaudited, dollars in thousands)

				Accumulated
			Additional	other		Unearned
	Preferred	Common	paid-in	comprehensive	Retained	ESOP	Treasury
	stock	stock	capital	income	earnings	shares	stock	Total
Balance, December 31, 2009	$-	-	72,139	12,220	86,101	(1,878)	(8,374)	160,208
Net income					11,118			11,118
Unrealized gains on securities:
Unrealized holding gains arising during period, net of related income tax expense of $5,631				10,931				10,931
Less reclassification adjustment for gains included in net income, net of related income tax expense of $653				(1,267)				(1,267)
Defined benefit pension plan, net of related income tax benefit of $4				(7)				(7)
Other comprehensive income								9,657
Comprehensive income								20,775
Stock compensation plan amortization			86					86
Tax adjustment from stock compensation plan			(27)					(27)
ESOP shares committed			351			467		818
Purchase of treasury stock							(5)	(5)
Issuance of common stock			488					488
Dividends to stockholders					(1,725)			(1,725)
Balance, September 30, 2010	$-	-	73,037	21,877	95,494	(1,411)	(8,379)	180,618

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2010 and 2009

	2010	2009
	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$11,118	10,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	2,347	2,358
Amortization of premium, net	1,312	1,099
Amortization of stock compensation	86	313
ESOP share commitment	818	737
Net realized investment gains	(1,576)	(393)
Deferred income tax	(142)	(487)
Change in assets and liabilities:
Premiums receivable	(2,336)	(3,966)
Reinsurance receivables	4,219	6,039
Prepaid reinsurance premiums	(440)	1,267
Deferred policy acquisition costs	35	777
Other assets	(971)	(469)
Losses and loss adjustment expenses	(1,620)	4,846
Unearned premiums	(499)	(945)
Other reinsurance balances	858	1,986
Other	(1,092)	(1,646)

Net cash provided by operating activities	12,117	21,711

Cash flows from investing activities:
Purchase of fixed income securities, available for sale	(81,276)	(61,825)
Purchase of equity securities	(2,062)	(1,252)
Sale and maturity of fixed income securities, available for sale	51,576	39,575
Sale of equity securities	1,923	4,352
Purchase of short-term investments	(3,400)	-
Purchase of property and equipment, net	(1,450)	(6,394)

Net cash used in investing activities	(34,689)	(25,544)

Cash flows from financing activities:
Purchase of treasury stock	(5)	(143)
Proceeds from issuance of common stock	488	-
Tax adjustment from stock compensation plan	(27)	29
Dividends to stockholders	(1,725)	(1,394)

Net cash used in financing activities	(1,269)	(1,508)

Net decrease in cash and cash equivalents	(23,841)	(5,341)
Cash and cash equivalents at beginning of period	39,927	37,043

Cash and cash equivalents at end of period	$16,086	31,702

Cash paid during the period for:
Interest	$1,051	1,054
Income taxes	$4,950	3,970

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

The Group applies the fair value recognition provisions of Accounting Standards Codification (ASC) section 718, Compensation – Stock Compensation, using the modified-prospective-transition method.  The after-tax compensation expense recorded in the consolidated statements of earnings for stock options (net of forfeitures) for the nine months ended September 30, 2010 and 2009 was $61,000 and $144,000, respectively.  The after-tax compensation expense recorded in the consolidated statements of earnings for restricted stock (net of forfeitures) for the nine months ended September 30, 2010 and 2009 was $17,000 and $103,000, respectively.  The after-tax compensation expense recorded in the consolidated statements of earnings for stock options (net of forfeitures) for the three months ended September 30, 2010 and 2009 was $18,000 and $41,000, respectively.  The after-tax compensation expense recorded in the consolidated statements of earnings for restricted stock (net of forfeitures) for the three months ended September 30, 2010 and 2009 was $4,000 and $13,000, respectively.

As of September 30, 2010, the Group has $0.1 million of unrecognized total compensation cost related to non-vested stock options and restricted stock.  That cost will be recognized over the remaining weighted-average vesting period of one year.

For the nine months ended September 30, 2010, the Group made no grants of restricted stock and stock options.  In addition, there were no forfeitures of restricted stock, ISOs or NQOs. There were 39,900 ISOs and NQOs exercised during the first nine months of 2010. During the first nine months of 2009, ISOs on 10,000 shares of stock expired unexercised and were consequently forfeited.

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

The Group adopted this guidance as of January 1, 2009.  As the Group did not hold any debt securities at January 1, 2009 that were the subject of previous other-than-temporary impairment charges which were non-credit in nature, the adoption of this guidance did not result in the recognition of a cumulative-effect adjustment. Adoption of this guidance did not have a material impact to the Group’s results of operations, financial condition, or liquidity.

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

In June 2009, the FASB issued guidance under ASC section 105, Generally Accepted Accounting Principles, that established the FASB Accounting Standards Codification as the source of authoritative GAAP for nongovernmental entities. The Codification superseded all existing non-SEC accounting and reporting standards. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As the Codification will not change existing GAAP, the guidance did not have an impact on our financial condition or results of operations, but will change the way the Company refers to GAAP accounting standards.

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

In October 2010, the FASB issued Accounting Standards Update (ASU) 2010-26, Financial Services-Insurance (Topic 944) – Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.  This guidance modifies the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal insurance contracts. The guidance provides that only costs that are incremental or directly related to the successful acquisition of new or renewal insurance contracts can be capitalized as a deferred acquisition cost.  This would include, among other items, commissions paid to agents, premium taxes, and the portion of employee costs directly related to acquired contracts. This guidance is effective for interim and annual reporting periods beginning after December 15, 2010, and can be adopted with either prospective or retrospective application, with early adoption permitted.  The Company is currently evaluating the impact of this guidance on its financial statements, but expects the guidance to result in a reduction in the deferred policy acquisition costs and stockholders’ equity reported on its consolidated balance sheet. The deferred policy acquisition costs carried on the Company’s consolidated balance sheet as of September 30, 2010 was $18,841.

(2)	INVESTMENTS

Net investment income, net realized investment gains or losses, and change in unrealized gains or losses on investment securities are as follows.

Net investment income and net realized investment gains (losses):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Investment income:
Fixed income securities	$3,951	4,026	$11,838	11,986
Equity securities	57	60	180	219
Cash and equivalents	39	40	107	119
Gross investment income	4,047	4,126	12,125	12,324
Less investment expenses	619	521	1,692	1,491
Net investment income	3,428	3,605	10,433	10,833
Net realized gains (losses):
Fixed income securities	548	34	1,600	(278)
Equity securities	32	574	320	300
Mark-to-market valuation for interest rate swaps	(94)	(136)	(344)	371
Net realized investment gains	486	472	1,576	393
Net investment income and net realized investment gains	$3,914	4,077	$12,009	11,226

Investment expenses include salaries, advisory fees and other miscellaneous expenses attributable to the maintenance of investment activities.

The change in net unrealized gains of securities for the three months and nine months ended September 30, 2010 is as follows:

	Three months	Nine months
	ended	ended
Change in Unrealized Gains and (Losses):	September 30,	September 30,
	2010	2010
Fixed-income securities	$7,212	$14,985
Equity securities	583	(342)
	$7,795	$14,643

The cost and estimated market value of available-for-sale fixed-income and equity investment securities at September 30, 2010 and December 31, 2009 is shown below.

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost (1)	Gains	Losses	Value
At September 30, 2010:
Fixed-income securities, available for sale:
U.S. government and government agencies (2)	$68,856	4,558	-	73,414
Obligations of states and political subdivisions	120,981	9,173	27	130,127
Industrial and miscellaneous	173,110	16,745	-	189,855
Non-agency mortgage-backed securities	15,875	1,374	9	17,240
Total fixed maturities	378,822	31,850	36	410,636
Equity securities at estimated market value	7,974	1,762	136	9,600
Total	$386,796	$33,612	$172	$420,236

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost (1)	Gains	Losses	Value
At December 31, 2009:
Fixed-income securities, available for sale:
U.S. government and government agencies (2)	$68,864	3,209	52	72,021
Obligations of states and political subdivisions	136,706	6,743	156	143,293
Industrial and miscellaneous	124,135	6,380	292	130,223
Non-agency mortgage-backed securities	18,930	1,008	11	19,927
Total fixed maturities	348,635	17,340	511	365,464
Equity securities:
At estimated market value	7,516	2,001	33	9,484
Total	$356,151	19,341	544	374,948

(1)	Original cost of equity and fixed-income securities adjusted for other than temporary impairment write-downs and amortization of premium and accretion of discount.
(2)
Includes approximately $51,628 and $55,092 (cost) and $55,180 and $57,874 (fair value), respectively, of mortgage-backed securities implicitly or explicitly backed by the U.S. government and government agencies as of September 30, 2010 and December 31, 2009.

The following table shows our industrial and miscellaneous fixed income securities and equity holdings by industry sector:

	September 30, 2010		December 31, 2009
	Cost (1)	Fair Value	Cost (1)	Fair Value

Industrial and miscellaneous:

Fixed income securities
Financial	$49,212	$52,230	$29,612	$31,537
Retail specialty	48,496	53,831	42,211	43,897
Energy	40,153	45,086	30,685	32,317
Information technology	18,028	19,667	12,260	12,728
Pharmaceutical	17,221	19,041	9,367	9,744
Total	$173,110	$189,855	$124,135	$130,223

Equity securities
Retail specialty	$4,539	$5,293	$3,488	$4,216
Information technology	1,348	1,607	995	1,363
Financial	1,156	1,416	1,293	1,505
Pharmaceutical	768	1,023	1,333	1,764
Energy	163	261	407	636
Total	$7,974	$9,600	$7,516	$9,484

The estimated  market value and unrealized loss for securities in a temporary unrealized loss position as of September 30, 2010 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and
obligations of U.S.
government corporations
and agencies	$-	$-	$-	$-	$-	$-
Obligations of states and
political subdivisions	1,271	27	-	-	1,271	27
Corporate securities	-	-	-	-	-	-
Non-agency mortgage-backed securities	2,031	9	-	-	2,031	9
Total fixed maturities	3,302	36	-	-	3,302	36
Total equity securities	1,138	136	-	-	1,138	136
Total securities in a
temporary unrealized loss
position	$4,440	$172	$-	$-	$4,440	$172

Fixed maturity investments with unrealized losses for less than twelve months are ordinarily in an unrealized loss position due to changes in the interest rate environment and anomalies in pricing in the current credit markets. At September 30, 2010 we had no fixed maturity securities with an unrealized loss for more than twelve months.

There are eight common stock securities that are in an unrealized loss position at September 30, 2010.  All of these securities have been in an unrealized loss position for less than seven months. We do not believe these declines are other than temporary as a result of reviewing the circumstances of each such security, and we currently have the ability and intent to hold these securities until recovery.

The amortized cost and estimated fair value of fixed income securities at September 30, 2010, by contractual maturity, are shown below (note that mortgage-backed securities in the below table include securities backed by the U.S. government and agencies).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$17,021	17,190
Due after one year through five years	130,099	137,334
Due after five years through ten years	150,748	169,231
Due after ten years	13,451	14,461
	311,319	338,216
Mortgage-backed securities:
Agency mortgage-backed securities	51,628	55,180
Non-agency mortgage-backed securities	15,875	17,240
Total mortgage-backed securities	67,503	72,420
	$378,822	410,636

A roll-forward of the amount related to credit losses for fixed income securities recognized in earnings is presented in the following table:

	Three months	Nine months
	ended	ended
	September 30	September 30,
	2010	2010

Beginning balance of cumulative credit loss for securities held at beginning of period	$2,679	$3,732
Additional credit loss for securities previously other-than-temorarily impaired	-	7
Credit loss for securities not previously other-than-temorarily impaired	-	82
Reduction in credit loss for securities disposed or collected	(82)	(1,224)
Reduction in credit loss for securities other-than-temporarily impaired which were	-	-
intended to be or were required of necessity to be sold
Change in credit loss due to accretion of increase in cash flows for securities	-	-
previously other-than-temporarily impaired
Ending balance September 30, 2010	$2,597	$2,597

The gross realized gains and losses on investment securities for the three and nine month periods ended September 30, 2010 and 2009 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Gross realized gains:
Gains on sale of securities	599	807	2,086	1,122
Mark-to-market for interest rate swaps	-	-	-	371
Total	599	807	2,086	1,493
Gross realized losses:
Losses on sale of securities	19	144	77	313
Other-than-temporary impairment write-downs	-	55	89	787
Mark-to-market for interest rate swaps	94	136	344	-
Total	113	335	510	1,100

Net realized gain	486	472	1,576	393

In the nine months ended September 30, 2010 and September 30, 2009, we recorded pre-tax charges to earnings of $89 and $787, respectively, for credit-related write-downs of other-than-temporarily-impaired securities (OTTI).

The Group has no material amount of  non-credit other-than-temporary impairment loss carried in Other Comprehensive Income at September 30, 2010.

Proceeds from sales and maturities of securities were $17.9 million and $16.0 million, respectively, for the three months ended September 30, 2010 and 2009. Proceeds from sales and maturities of securities were $53.5 million and $43.9 million, respectively, for the nine months ended September 30, 2010 and 2009.

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

In determining the results of each segment, assets are not allocated to segments and are reviewed in the aggregate for decision-making purposes.

Financial data by segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Revenues:
Net premiums earned:
Commercial lines	$28,887	$29,737	$87,517	$90,611
Personal lines	4,827	4,944	14,311	14,604
Total net premiums earned	33,714	34,681	101,828	105,215
Net investment income	3,428	3,605	10,433	10,833
Net realized investment gains	486	472	1,576	393
Other revenue	502	516	1,478	1,555
Total revenues	$38,130	$39,274	$115,315	$117,996
Income before income taxes:
Underwriting income (loss):
Commercial lines	$1,310	$698	$4,837	$3,059
Personal lines	38	(68)	(1,823)	(927)
Total underwriting income	1,348	630	3,014	2,132
Net investment income	3,428	3,605	10,433	10,833
Net realized investment gains	486	472	1,576	393
Other	145	158	417	489
Income before income taxes	$5,407	$4,865	$15,440	$13,847

(4)       Reinsurance

Premiums earned are net of amounts ceded for reinsurance of $11.7 million and $13.4 million for the nine months ended September 30, 2010 and 2009, respectively, and $4.0 million and $4.6 million for the three months ended September 30, 2010 and 2009, respectively. Losses and loss adjustment expenses are net of amounts ceded for reinsurance of $4.9 million and $8.2 million for the nine months ended September 30, 2010 and 2009, respectively, and $1.5 million and $4.7 million for the three months ended September 30, 2010 and 2009, respectively.

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

(5)       Comprehensive Income

The Group’s comprehensive income for the nine and three months periods ended September 30, 2010 and 2009 is as follows:

	Nine months ended
	September 30,
	2010	2009
	(In thousands)
Net income	$11,118	$10,195
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during period, net of related income tax expense of $5,631 and $6,126	10,931	11,892
Less reclassification adjustment for (gains) included in net income, net of related income tax expense of $653 and $8	(1,267)	(15)
Defined benefit pension plan, net of related income tax (benefit) expense of ($4) and $1	(7)	3
	9,657	11,880
Comprehensive income	$20,775	$22,075

	Three months ended
	September 30,
	2010	2009
	(In thousands)
Net income	$3,866	$3,554
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during period, net of related income tax expense of $2,847 and $3,816	5,527	7,408
Less reclassification adjustment for gains included in net income, net of related income tax expense of $197 and $207	(383)	(402)
Defined benefit pension plan, net of related income tax (benefit) expense of ($2) and $1	(2)	1
	5,142	7,007
Comprehensive income	$9,008	$10,561

(6)           Share-based Compensation

The Group adopted the Mercer Insurance Group, Inc. 2004 Stock Incentive Plan (the Plan) on June 16, 2004. Awards under the Plan may be made in the form of incentive stock options (to employees only), nonqualified stock options, restricted stock or any combination to employees and non-employee directors. At adoption, the Plan initially limited to 250,000 the number of shares that may be awarded as restricted stock, and to 500,000 the number of shares for which incentive stock options may be granted. The total number of shares initially authorized in the Plan was 876,555 shares, with an annual increase equal to 1% of the shares outstanding at the end of each year. As of September 30, 2010, the Plan’s authorization has been increased under this feature to 1,270,514 shares.  The Plan provides that stock options and restricted stock awards may include vesting restrictions and performance criteria at the discretion of the Compensation Committee of the Board of Directors.  The term of options may not exceed ten years for incentive stock options, and ten years and one month for nonqualified stock options, and the option price may not be less than fair market value on the date of grant.  The grants made under the plan employ graded vesting over vesting periods of 3 or 5 years for restricted stock, incentive stock options, and nonqualified stock option grants, and include only service conditions.  Upon exercise, it is anticipated that newly issued shares will be issued to the option holder.

For the nine and three month periods ended September 30, 2010, the Group made no grants of restricted stock and stock options. In addition, there were no forfeitures of restricted stock or stock options, and there were 39,900 incentive stock options  and nonqualified stock options exercised in  2010.

Information regarding stock option activity in the Group’s Plan is presented below:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at December 31, 2009	590,700	$13.26
Granted - 2010	-	-
Exercised - 2010	(39,900)	12.21
Forfeited - 2010	-	-
Outstanding at September 30, 2010	550,800	$13.33
Exercisable at:
September 30, 2010	535,800	$13.33
Weighted-average remaining contractual life		3.5 years
Compensation remaining to be recognized for unvested stock options at September 30, 2010 (millions)		$0.1
Weighted-average remaining amortization period		0.4 years
Aggregate Intrinsic Value of outstanding options, September 30, 2010 (millions)		$2.8
Aggregate Intrinsic Value of exercisable options, September 30, 2010 (millions)		$2.7

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

Information regarding unvested restricted stock activity in the Group’s Plan is below:

	Number of Shares	Weighted Average Fair Value per Share
Unvested restricted stock at December 31, 2009	3,000	$22.18
Granted - 2010	-	-
Vested - 2010	(1,000)	12.80
Forfeited - 2010	-	-
Unvested restricted stock at September 30, 2010	2,000	$26.87
Compensation remaining to be recognized for unvested restricted stock at September 30, 2010 (millions)		0.03
Weighted-average remaining amortization period		1

(7)  Earnings per Share

The computation of basic and diluted earnings per share is as follows:

	Nine months ended September 30,
	2010	2009
	(Dollars in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$11,118	$10,195
Denominator for basic earnings per share - weighted-average shares outstanding	6,289,558	6,200,840
Effect of stock incentive plans	147,158	120,225
Denominator for diluted earnings per share	6,436,716	6,321,065
Basic earnings per share	$1.77	$1.64
Diluted earnings per share	$1.73	$1.61

	Three months ended September 30,
	2010	2009
	(Dollars in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$3,866	$3,554
Denominator for basic earnings per share - weighted-average shares outstanding	6,323,843	6,225,483
Effect of stock incentive plans	136,565	164,246
Denominator for diluted earnings per share	6,460,408	6,389,729
Basic earnings per share	$0.61	$0.57
Diluted earnings per share	$0.60	$0.56

The denominator for diluted earnings per share does not include the effect of outstanding stock options that have an anti-dilutive effect. Options on 40,000 shares were considered to be anti-dilutive for the nine and three month periods ended September 30, 2010 and 2009 and were excluded from the earnings per share calculation.

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

Relevant market information, relevant credit information, perceived market movements and sector news are used to evaluate each asset class.  The market inputs utilized in the pricing evaluation include, but are not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events.  The extent of the use of each market input depends on the asset class and the market conditions.  Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant.  For some securities additional inputs may be necessary.

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

The Group reviews its securities measured at fair value and the classification of such investments based on industry practice. A review process is performed on prices received from the pricing service.  In addition, a review is performed of the pricing service’s processes, practices and inputs, which include any number of financial models, quotes, trades and other market indicators.  Pricing of the portfolio is reviewed on a monthly basis and securities with changes in prices exceeding defined tolerances are verified to other sources (e.g. broker, Bloomberg, etc.).  Any price challenges resulting from this review are based upon significant supporting documentation which is provided to the pricing service for its review.  The Group does not adjust quotes or prices obtained from the pricing service without first going through this process of challenging the price with the pricing service. At September 30, 2010, there were no unresolved challenges outstanding, and therefore the Group has not adjusted any of the pricing service’s valuations.

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

The table below presents the balances of financial assets and liabilities measured at fair value on a recurring basis.

	September 30, 2010
(In thousands)	Total	Level 1	Level 2	Level 3

Fixed income securities, available for sale:
U.S. government and government agencies	73,414	5,873	67,541	-
Obligations of states and political subdivisions	130,127	-	130,127	-
Industrial and miscellaneous	189,855	-	189,855	-
Non-agency mortgage-/asset-backed securities	17,240	-	15,696	1,544
Total fixed-income securities, available for sale	410,636	5,873	403,219	1,544
Equity securities	9,600	9,533	-	67
Total assets	420,236	15,406	403,219	1,611

Other liabilities	1,704	-	1,704	-
Total liabilities	1,704	-	1,704	-

	December 31, 2009
(In thousands)	Total	Level 1	Level 2	Level 3

Fixed income securities, available for sale:
U.S. government and government agencies	72,021	5,596	66,425	-
Obligations of states and political subdivisions	143,293	-	143,293	-
Industrial and miscellaneous	130,223	-	130,223	-
Non-agency mortgage-/asset-backed securities	19,927	-	18,579	1,348
Total fixed-income securities, available for sale	365,464	5,596	358,520	1,348
Equity securities	9,484	9,417	-	67
Total assets	374,948	15,013	358,520	1,415

Other liabilities	1,360	-	1,360	-
Total liabilities	1,360	-	1,360	-

The changes in Level 3 financial assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2010		September 30, 2009
(in thousands)	Fixed income securities, available for sale	Equity securities	Fixed income securities, available for sale	Equity securities

Balance, beginning of period	$1,348	$67	$1,767	$46
Total gains or losses (realized/unrealized)
Included in net income	-	-	(301)	-
Included in other comprehensive income	196	-	46	-
Purchases, sales, issuances and settlements, net	299	-	(9)	-
Transfers out of Level 3	(299)	-	-	-
Balance, end of period	$1,544	$67	$1,503	$46

	For the Three Months Ended		For the Three Months Ended
	September 30, 2010		September 30, 2009
(in thousands)	Fixed income securities, available for sale	Equity securities	Fixed income securities, available for sale	Equity securities

Balance, beginning of period	$1,790	$67	$1,414	$46
Total gains or losses (realized/unrealized)
Included in net income	-	-	(18)	-
Included in other comprehensive income	53	-	112	-
Purchases, sales, issuances and settlements, net	-	-	(5)	-
Transfers out of Level 3	(299)	-	-	-
Balance, end of period	$1,544	$67	$1,503	$46

The Company did not have significant transfers between Levels 1 and 2 during the during the three and nine month periods ended September 30, 2010 and 2009.

For the three and nine month periods ended September 30, 2010 and 2009, there were no non-financial assets measured at fair value on a recurring or non-recurring basis. In addition, there were no non-financial liabilities measured at fair value on a nonrecurring basis.

The carrying amount reported in the consolidated balance sheet for cash and cash-equivalents, short-term investments, premium and reinsurance receivables, accrued investment income, accounts payable and accrued expenses, other reinsurance balances, trust-preferred securities and line of credit obligations approximates their fair values.

(9)  Derivative Instruments and Hedging Activities

The Group entered into three interest rate swap agreements to hedge against interest rate risk on its floating rate trust preferred securities.  Our interest rate swaps are contracts to convert, for a period of time, the floating rate of the trust preferred securities into a fixed rate without exchanging the instruments themselves.  As of September 30, 2010 and December 31, 2009, the Group was party to interest-rate swap agreements with an aggregate notional principal amount of $15,500.

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

A summary of the fair values of interest rate swaps outstanding as of September 30, 2010 and December 31, 2009 follows:

	September 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value Liability	Balance Sheet Location	Fair Value Liability
Interest rate swaps:

Union Bank of California (Trust I)	Other liabilities	$(466)	Other liabilities	$(417)
Union Bank of California (Trust II)	Other liabilities	(337)	Other liabilities	(274)
Union Bank of California (Trust III)	Other liabilities	(901)	Other liabilities	(669)

Total derivatives		$(1,704)		$(1,360)

A summary of the effect of derivative instruments on the consolidated statements of earnings for the three and nine month periods ended September 30, 2010 and 2009 follows:

	Nine months ended
	September 30, 2010		September 30, 2009
	Location of (Loss) Recognized in Income	Amount of (Loss) Recognized in Income	Location of Gain Recognized in Income	Amount of Gain Recognized in Income
Interest rate swaps:

Union Bank of California (Trust I)\	Net realized investment gains	$(48)	Net realized investment gains	$89
Union Bank of California (Trust II)	Net realized investment gains	(64)	Net realized investment gains	66
Union Bank of California (Trust III)	Net realized investment gains	(232)	Net realized investment gains	216

Total derivatives		$(344)		$371

	Three months ended
	September 30, 2010		September 30, 2009
	Location of (Loss) Recognized in Income	Amount of (Loss) Recognized in Income	Location of (Loss) Recognized in Income	Amount of (Loss) Recognized in Income
Interest rate swaps:

Union Bank of California (Trust I)	Net realized investment gains	$(8)	Net realized investment losses	$(35)
Union Bank of California (Trust II)	Net realized investment gains	(17)	Net realized investment losses	(27)
Union Bank of California (Trust III)	Net realized investment gains	(69)	Net realized investment losses	(74)

Total derivatives		$(94)		$(136)

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

Overview

Mercer Insurance Group, Inc. (MIG or the Holding Company) is a holding company owning, directly and indirectly, all of the outstanding shares of our four insurance companies and our non-insurance subsidiaries (collectively, the Group). Mercer Insurance Company, our oldest insurance company, has been engaged in the sale of property and casualty insurance since 1844. Our insurance companies underwrite property and casualty insurance principally in Arizona, California, New Jersey, Nevada, Oregon, and Pennsylvania, with a limited amount of business is written in New York to support accounts in adjacent states, and are as follows:

•
Mercer Insurance Company (MIC), a Pennsylvania property and casualty stock insurance company offering insurance coverages to businesses and individuals in New Jersey, New York and Pennsylvania. In the second quarter of 2010, we made application for a non-admitted license for MIC in California, with the application still in progress.

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

All insurance companies in the Group have been assigned a group rating of “A” (Excellent) by A.M. Best.  The Group has been assigned this rating for the past 9 years.  An “A” rating is the third highest rating of A.M. Best’s 16 possible rating categories. On its annual review in 2010 of Mercer’s rating, A.M. Best affirmed the Group’s “A” rating with a Stable outlook.

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

Critical Accounting Policies

General. The Group’s financial statements are prepared in conformity with GAAP. We are required to make estimates and assumptions in certain circumstances that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on historical developments, market conditions, industry trends and other information that we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. We believe the following policies are the most sensitive to estimates and judgments.

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

Reserves are closely monitored and recomputed periodically using the most recent information on reported claims and a variety of projection techniques. Specifically, on at least a quarterly basis, we review, by line of business, existing reserves, new claims, changes to existing case reserves, and paid losses with respect to the current and prior accident years. We use historical paid and incurred losses and accident year data to derive expected ultimate loss and loss adjustment expense ratios (to earned premiums) by line of business. We then apply these expected loss and loss adjustment expense ratios to earned premiums to derive a reserve level for each line of business. In connection with the determination of the reserves, we also consider other specific factors such as recent weather-related losses, trends in historical paid losses, economic conditions, and legal and judicial trends with respect to theories of liability. Any changes in estimates are reflected in operating results in the period in which the estimates are changed. During the third quarter of 2010, such estimate changes resulted in net favorable development on prior accident years of approximately $3.0 million, primarily in our Commercial automobile line of business, where we have in recent accident years seen favorable frequency and lower than expected emergence of losses, as well as better than expected case reserve development.

We perform a comprehensive annual review of loss reserves for each of the lines of business we write in connection with the determination of the year-end carried reserves. The review process takes into consideration the variety of trends and other factors that impact the ultimate settlement of claims in each particular class of business. A similar review is performed prior to the determination of the June 30 carried reserves. Prior to the determination of the March 31 and September 30 carried reserves, we review the emergence of paid and reported losses relative to expectations and make necessary adjustments to our carried reserves to reflect changes in estimates. There are also a number of analyses of claims experience and reserves undertaken by management on a monthly basis.

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

We maintain bulk and incurred but not reported reserves (usually referred to as “IBNR reserves”) to provide for claims already incurred that have not yet been reported (and which often may not yet be known to the insured) and for future developments on reported claims. The IBNR reserve is determined by estimating our insurance companies’ ultimate net liability for both reported and incurred but not reported claims and then subtracting both the case reserves and payments made to date for reported claims; as such, the IBNR reserves represent the difference between the estimated ultimate cost of all claims that have occurred or will occur and the reported losses and loss adjustment expenses. Reported losses include cumulative paid losses and loss adjustment expenses plus aggregate case reserves. A relatively large proportion of our gross and net loss reserves, particularly for long tail liability classes, are reserves for IBNR losses.

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

Reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at September 30, 2010.

The property and casualty industry has incurred substantial aggregate losses from claims related to asbestos-related illnesses, environmental remediation, product liability, mold, and other uncertain exposures. We have not experienced significant losses from these types of claims. Our subsidiary, FPIC, insures contractors for liability for construction defect risks, among other risks.

The table below summarizes loss and loss adjustment reserves by major line of business:

	September 30, 2010	December 31, 2009
	(In thousands)
Commercial lines:
Commercial multi-peril	$242,573	$245,361
Commercial automobile	34,877	34,164
Workers' compensation	8,718	8,728
Surety	8,681	8,799
Other liability	4,050	4,766
Fire, allied, inland marine	111	27
	299,010	301,845
Personal lines:
Homeowners	7,353	6,457
Personal automobile	2,314	2,113
Fire, allied, inland marine	548	345
Other liability	419	506
Workers' compensation	84	82
	10,718	9,503
Total	$309,728	$311,348

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

In the case of unrealized losses in our portfolio, the Investment Committee reviews the impaired investments, evaluating certain factors, including but not limited to the following: the relationship of market price per share versus carrying value per share at the date of acquisition and the date of evaluation, the price-to-earnings ratio at the date of acquisition and the date of evaluation, any rating agency announcements, the issuer’s financial condition and near-term prospects, including any specific events that may influence the issuer’s operations, the independent auditor’s report on the issuer’s financial statements; and any buy/sell/hold recommendations or price projections by outside investment advisors to evaluate whether the decline is other than temporary. These evaluations involve judgment and consider the magnitude and reasons for a decline and the prospects for the fair value to recover in the near term. If it is determined that the decline in market value is other than temporary, the carrying value of the security will be written down to “realizable value”. The amount of the write-down is accounted for as a realized loss in the case of equities and in the case of fixed income securities where the decline is attributable to credit issues or when the Company has the intent or will be required to sell the impaired security. Where a fixed income other than-temporary-impairment is not attributable to credit issues, it will be recognized in other comprehensive income. “Realizable value” is defined for this purpose as the market price of the security for an equity security and the present value of the expected cash flows for a fixed income security. A write-down to a value other than the market price requires objective evidence in support of that value.

Adverse investment market conditions, poor operating performance, or other adversity encountered by entities whose stock or fixed maturity securities we own could result in impairment charges in the future.

In the nine and three month periods ended September 30, 2010 and 2009, we recorded pre-tax charges to earnings of $89,000 and $787,000, and $0 and $55,000, respectively, for credit-related write-downs of other-than-temporarily-impaired securities (OTTI). All were treated as other-than-temporarily-impaired as a result of deteriorating underlying collateral issues, including increased delinquency and default rates and slower payments, as well as declining business conditions and rating agency downgrades. Included in these amounts for 2010 are charges of $82,000 for other-than-temporary impairment of fixed income securities for which a decision had been made to sell.

The Company has no material amount of non-credit OTTI loss carried in other comprehensive income at September 30, 2010 or December 31, 2009.

Policy Acquisition Costs. We defer policy acquisition costs, such as commissions, premium taxes and certain other underwriting expenses that vary with and are primarily related to the production of business. These costs are amortized over the effective period of the related insurance policies. The method followed in computing deferred policy acquisition costs limits the amount of deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, loss and loss adjustment expenses, and certain other costs expected to be incurred as the premium is earned. Future changes in estimates, the most significant of which is expected loss and loss adjustment expenses, may require acceleration of the amortization of deferred policy acquisition costs. See note 1 to the Company’s financial statements in Item 1.

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

Prior to 2007, some of the Group's reinsurance treaties (primarily FPIC’s treaties) have provisions for contingent ceding commissions based on the loss experience of the underlying reinsurance contracts.  Estimating the emergence of claims to the applicable reinsurance layers is judgemental and subject to uncertainty, and the net amounts that will ultimately be realized may vary from the estimated amounts presented in the Group's results of operations.

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

Nine and Three months ended September 30, 2010 compared to Nine and Three months ended September 30, 2009

The components of income for the nine and three months ended September 30, 2010 and 2009, and the change and percentage change from year to year, are shown in the charts below.  The accompanying narrative refers to the statistical information displayed in the chart immediately above the narrative.

Nine months ended September 30,
2010 vs. 2009 Income	2010	2009	Change		% Change
	(Dollars in thousands)
Commercial lines underwriting income	$4,837	$3,059	$1,778		58.1%
Personal lines underwriting loss	(1,823)	(927)	(896)		(96.7	) %
Total underwriting income	3,014	2,132	882		41.4%
Net investment income	10,433	10,833	(400)		(3.7	) %
Net realized investment gains	1,576	393	1,183		N/M
Other	1,478	1,555	(77)		(5.0	) %
Interest expense	(1,061)	(1,066)	5		(0.5	) %
Income before income taxes	15,440	13,847	1,593		11.5%
Income taxes	4,322	3,652	670		18.3%
Net Income	11,118	10,195	923		9.1%

Loss/ LAE ratio (GAAP)	61.7%	61.4%	0.3%
Underwriting expense ratio (GAAP)	35.3%	36.6%	(1.3	) %
Combined ratio (GAAP)	97.0%	98.0%	(1.0	) %

Loss/ LAE ratio (Statutory)	62.2%	61.5%	0.7%
Underwriting expense ratio (Statutory)	35.2%	35.9%	(0.7	) %
Combined ratio (Statutory)	97.4%	97.4%	-%

Three months ended September 30,
2010 vs. 2009 Income	2010	2009	Change		% Change
	(Dollars in thousands)
Commercial lines underwriting income	$1,310	$698	$612		87.7%
Personal lines underwriting income (loss)	38	(68)	106		155.9%
Total underwriting income	1,348	630	718		114.0%
Net investment income	3,428	3,605	(177)		(4.9	) %
Net realized investment gains	486	472	14		N/M
Other	502	516	(14)		(2.7	) %
Interest expense	(357)	(358)	1		0.3%
Income before income taxes	5,407	4,865	542		11.1%
Income taxes	1,541	1,311	230		17.5%
Net Income	3,866	3,554	312		8.8%

Loss/ LAE ratio (GAAP)	59.9%	62.5%	(2.6	) %
Underwriting expense ratio (GAAP)	36.1%	35.7%	0.4%
Combined ratio (GAAP)	96.0%	98.2%	(2.2	) %

Loss/ LAE ratio (Statutory)	60.3%	62.5%	(2.2	) %
Underwriting expense ratio (Statutory)	37.7%	36.7%	1.0%
Combined ratio (Statutory)	98.0%	99.2%	(1.2	) %

(N/M means  “not meaningful”)

Our GAAP and statutory combined ratios for the first nine months of 2010 were 97.0% and 97.4%, respectively, as compared to GAAP and statutory combined ratios of 98.0% and 97.4%, respectively, in the prior year. Underwriting income in the first nine months of 2010 was $3.0 million as compared to $2.1 million in 2009. See the discussion below relating to commercial and personal lines performance.

Our GAAP and statutory combined ratios for the three months ended September 30, 2010 were 96.0% and 98.0%, respectively, as compared to GAAP and statutory combined ratios of 98.2% and 99.2%, respectively, in the prior year. Underwriting income in the three months ended September 30, 2010 was $1.3 million, as compared to $630,000 in 2009. See the discussion below in the sections relating to commercial and personal lines performance.

In the nine months ended September 30, 2010, net investment income decreased $400,000 to $10.4 million, as compared to $10.8 million in 2009. Gross investment income, before allocated expenses, decreased $199,000 in the same period to $12.1 million from $12.3 million in the prior year. See the discussion below relating to the investment segment.

In the three months ended September 30, 2010, net investment income decreased $177,000 to $3.4 million, as compared to $3.6 million in 2009. Gross investment income, before allocated expenses, decreased $79,000 in the same period to $4.0 million from $4.1 million in the prior year. See the discussion below relating to the investment segment.

Net realized investment gains in the first nine months of 2010 amounted to $1.6 million, as compared to a net realized gains of $393,000 in 2009. Included in net realized investment gains and losses for the nine months ended September 30, 2010 and 2009, the Group had write-downs of other than temporary impairments related to credit quality of $89,000 and $787,000, respectively, and a (loss) gain on the mark to market valuation of interest rate swaps of ($344,000) and $371,000, respectively. See also the discussion of other than temporary impairments on investment securities in the “Critical Accounting Policies” section.

Net realized investment gains in the three months ended September 30, 2010 amounted to $486,000, as compared to $472,000 in the same period in 2009. Included in net realized investment gains and losses for the three months ended September 30, 2010 and 2009, the Group had write-downs of other than temporary impairments related to credit quality of $0 and $55,000, respectively, and losses on the mark to market valuation of interest rate swaps of $94,000 and $136,000, respectively. See also the discussion of other-than-temporary impairments on investment securities in the “Critical Accounting Policies” section.

Other revenue of $1.5 million and $1.6 million in the first nine months of 2010 and 2009, respectively, and $502,000 and $516,000 for the three months ended September 30, 2010 and 2009, respectively, primarily represents service charges recorded on insurance premium payment plans.

Interest expense of $1.1 million was incurred in each of the first nine months of 2010 and 2009, and $357,000 and $358,000, respectively, was incurred during the third quarters of 2010 and 2009, and represents interest expense on the trust preferred securities obligations of FPIG.

Charts and discussion relating to each of our segments (Investment, Commercial Lines, and Personal Lines) follow with further discussion below.

Revenues

Nine Months Ended September 30,
2010 vs. 2009 Revenue	2010	2009	Change	% Change
	(In thousands)
Direct premiums written	$112,750	$116,986	$(4,236)	(3.6	) %
Net premiums written	100,889	105,537	(4,648)	(4.4	) %
Net premiums earned	101,828	105,215	(3,387)	(3.2	) %
Net investment income	10,433	10,833	(400)	(3.7	) %
Net realized investment gains	1,576	393	1,183	N/M
Other revenue	1,478	1,555	(77)	(5.0	) %
Total revenue	$115,315	$117,996	$(2,681)	(2.3	) %

Three Months Ended September 30,
2010 vs. 2009 Revenue	2010	2009	Change	% Change
	(In thousands)
Direct premiums written	$35,008	$37,374	$(2,366)	(6.3	) %
Net premiums written	31,365	33,355	(1,990)	(6.0	) %
Net premiums earned	33,714	34,681	(967)	(2.8	) %
Net investment income	3,428	3,605	(177)	(4.9	) %
Net realized investment gains	486	472	14	N/M
Other revenue	502	516	(14)	(2.7	) %
Total revenue	$38,130	$39,274	$(1,144)	(2.9	) %

(N/M means “not meaningful”)

Total revenues for the first nine months of  2010 were $115.3 million, as compared to $118.0 million in the first nine months of 2009. Total revenues for the third quarter of  2010 were $38.1 million, as compared to $39.3 million in 2009.

Direct premiums written in the nine month period decreased 3.6%, or $4.2 million, to $112.8 million from the same period in the prior year. In the three months ended September 30, 2010, direct premiums written declined 6.3%, or $2.4 million, from the prior year. The declines in direct written premium are a result of weakened economic conditions and reduced economic activity in our operating territories, particularly California, which reduces insurance exposures and the need to insure them. In addition, the current market continues to be very competitive, with pricing and coverage competition present in all classes of commercial accounts, package policies, and commercial automobile policies, as well as in personal lines, all of which presents a challenge in retaining our accounts on renewal, or renewing a policy at the expiring premium, and impedes our ability to add new business. Significant competition continues on large accounts, as competitors compete for these higher premium accounts. The Company is also seeing more intense competition, especially in the western territory, for middle market accounts, defined as between $25,000 and $100,000 in annual premium. Pricing in the property and casualty insurance industry historically has been and remains cyclical, and in the current soft market condition, price competition is prevalent, making it challenging to write and retain properly priced personal and commercial lines business. To compensate for these market pressures, we work with our agents to identify business and accounts compatible with our underwriting risk appetite, which includes certain types of religious institution risks, contracting risks, small business risks and property risks. In so doing, the Group maintains a strong focus on its disciplined underwriting and on maintaining its pricing standards, declining business which it determines is inadequately priced for its level of risk. To address these competitive and economic pressures, we are continuously refining existing product offerings in a deliberate manner and with a long-term perspective.

Despite the competitive market conditions and weakened economy, the Group’s policy retention on renewal has been favorable across most product lines and the Group has been able to grow its policy count, aided through the introduction of new products. In the fourth quarter of 2008, a new Business Owners Policy for California risks was introduced. This product targets small to medium sized businesses, which have been shown to be somewhat less price sensitive and demonstrate higher retention on renewal than larger accounts. In 2009, a new contracting product which specializes in covering artisan contractors was introduced in Arizona and California. In the third quarter of 2010, this program was introduced in Nevada and Oregon. Artisan contractors primarily provide repair and maintenance services, and the sector tends to experience less severe market fluctuations compared to the new construction industry, and will help diversify our west coast book away somewhat from its historic new construction orientation.

Net premiums written decreased in the nine and three month periods ended September 30, 2010, as a result of the decrease in direct premiums written. The decline in net premiums earned is attributable to decline in direct and net written premium. The Company’s 2010 reinsurance program was renewed with very little change. Effective January 1, 2010, the Group renewed its reinsurance coverages with no change in its retention of  $1.0 million on any individual property or casualty risk.   There was no change in umbrella liability retention, which is reinsured on a 75% quota share basis up to $1.0 million and on a 100% quota share basis in excess of $1.0 million for both 2010 and 2009.  The property limit was increased to $10.0 million in 2010 from $7.5 million in 2009.  The Group purchases facultative coverage in excess of these limits.  Effective January 1, 2010, a $500,000 annual deductible was added to the $1.5 million excess of $500,000 layer of the surety excess of loss treaty.

For more information see the discussions below relating to the Investment segment, Commercial Lines segment, and Personal Lines segment.

Investment segment

Nine Months Ended September 30,
2010 vs. 2009 Investment Income and Realized Gains (losses)	2010	2009	Change	% Change
	(In thousands)
Fixed income securities	$11,838	$11,986	$(148)	(1.2	) %
Dividends	180	219	(39)	(17.8	) %
Cash, cash equivalents & other	107	119	(12)	(10.1	) %
Gross investment income	12,125	12,324	(199)	(1.6	) %
Investment expenses	(1,692)	(1,491)	(201)	13.5%
Net investment income	10,433	10,833	$(400)	(3.7	) %

Realized gains (losses) - fixed income securities	1,600	(278)	$1,878	N/M
Realized gains - equity securities	320	300	20	N/M
Mark-to-market valuation (loss) gain for interest rate swaps	(344)	371	(715)	N/M
Net realized gains	1,576	393	$1,183	N/M

Three Months Ended September 30,
2010 vs. 2009 Investment Income and Realized Gains (losses)	2010	2009	Change	% Change
	(In thousands)
Fixed income securities	$3,951	$4,026	$(75)	(1.9	) %
Dividends	57	60	(3)	(5.0	) %
Cash, cash equivalents & other	39	40	(1)	(2.5	) %
Gross investment income	4,047	4,126	(79)	(1.9	) %
Investment expenses	(619)	(521)	(98)	18.8%
Net investment income	3,428	3,605	$(177)	(4.9	) %

Realized gains - fixed income securities	548	34	$514	N/M
Realized gains (losses) - equity securities	32	574	(542)	N/M
Mark-to-market valuation (loss) gain for interest rate swaps	(94)	(136)	42	N/M
Net realized gains	486	472	$14	N/M
(N/M means “not meaningful”)

In the nine months ended September 30, 2010, net investment income decreased $400,000 to $10.4 million, as compared to $10.8 million in 2009. Gross investment income, before allocated expenses, decreased $199,000 in the same period to $12.1 million from $12.3 million in the prior year.

In the three months ended September 30, 2010, net investment income decreased $177,000 to $3.4 million, as compared to $3.6 million in 2009. Gross investment income, before allocated expenses, decreased $79,000 in the same period to $4.0 million from $4.1 million in the prior year.

     In the nine and three month periods ended September 30, 2010 and 2009, investment income on fixed income securities was $11.8 million and $3.9 million, as compared to $12.0 million and $4.0 million, respectively. This decrease from the prior year, despite growth in the portfolio, is driven by lower yields available in the market for securities that meet our investment risk appetite. Consequently, new money added to the portfolio is being invested in lower yields than previously reflected in the portfolio. In addition, the Company has been screening its fixed income portfolio in 2009 and 2010 for lower credit risk. This has resulted in the sale of a number of securities that while not currently a risk could potentially represent elevated credit risk in the future. The proceeds from these sales have generally been reinvested at lower yields than the securities sold, based on rates prevailing in the market at the time of reinvestment. Our tax equivalent yield (yield adjusted for tax-benefit received on tax-exempt securities) on fixed income securities (excluding short-term investments) has decreased to 4.70% for securities in the portfolio as of September 30, 2010.

Dividend income declined to $180,000 and $57,000, respectively, from $219,000 and $60,000, respectively, for the nine and three month periods ended September 30, 2010, due to a reduction in the size of our equities portfolio during 2009. Interest income on cash and cash equivalents in the nine and three month periods ended September 30, 2010 approximated that of the prior year. Investment expenses are higher by $201,000 and $98,000 in the nine and three month periods ended September 30, 2010, primarily due to allocations of internal costs to the investment function.

     Net realized investment gains amounted to $1.6 million and $486,000, respectively, in the first nine and three month periods of 2010, as compared to net realized gains of $393,000 and $472,000, respectively, for the prior year. The Group recorded $89,000 and $787,000, respectively, of realized losses on credit-related other-than-temporary impairments in the nine months ended September 30, 2010 and 2009. In the three months ended September 30, 2010, the Group recorded charges of $0 and $55,000, respectively, for credit-related other-than-temporary impairment of fixed income securities. In the nine and three month periods ended September 30, 2010, the Group also recorded losses of $344,000 and $94,000, respectively, on the mark-to-market of interest rate swaps, as compared to a gain of $371,000 and loss of $136,000, respectively, in the same periods of the prior year. We currently have three ongoing interest rate swap agreements to hedge against interest rate risk on our floating rate trust preferred securities obligations. The estimated fair value of the interest rates swaps is obtained from the third-party financial institution counterparties. We mark the investments to market using these valuations and record the change in the economic value of the interest rate swaps as a realized gain or loss in the consolidated statement of earnings. See also the discussion of other than temporary impairments on investment securities in the “Critical Accounting Policies” section.

Fixed income securities represent 96.9% of invested assets.  As of September 30, 2010, the fixed income portfolio consists of 99.7% investment grade securities, with 0.3% non-investment grade securities, which includes one corporate security held with a market value of $0.5 million, three asset-backed securities held with a combined market value of $0.6 million, one mortgage-backed security with a market value of $0.1 million and one small tax-exempt municipal bond.  The fixed income portfolio has an average rating of Aa3/AA.  During 2009 and into 2010, we have continually reviewed our fixed income portfolio with a view to identifying and disposing of securities which could eventually suffer a decline in value as a result of their individual circumstances.  As part of that effort, we have disposed of securities in a number of sectors, including CMBSs, MBSs, ABSs and non-taxable municipal bonds, and reinvested the proceeds in a number of sectors, but principally in the corporate bond sector.  In doing so, market conditions have adversely impacted our yield on the proceeds reinvested, and the Company has reduced its tax-advantaged income.

Among our portfolio holdings, the only direct subprime exposure consists of asset-backed securities (ABS) within the home equity subsector.  The ABS home equity subsector totaled $0.46 million (book value) on September 30, 2010, representing 2.94% of the ABS holdings, 0.689% of the total structured product holdings, and 0.12% of total fixed income portfolio holdings.  The subprime related exposure consists of three individual securities, of which two are insured by monolines against default of principal and interest.  However, since FGIC is no longer rated and AMBAC has been downgraded to Caa2/R, the two insured securities are now rated according to the higher of the underlying collateral or the monoline rating.  One bond is rated Caa1/D while the other is rated Ca/D.  With regard to the remaining security without monoline insurance, it is rated C/B by Moody’s and S&P, respectively.

The following table sets forth consolidated cost and fair value information for our investments.

	September 30, 2010		December 31, 2009
	Cost (2)	Fair Value	Cost (2)	Fair Value
	(In thousands)

Fixed income securities (1)
United States government and government agencies (3)	$68,856	73,414	68,864	72,021
Obligations of states and political subdivisions	120,981	130,127	136,706	143,293
Industrial and miscellaneous	173,110	189,855	124,135	130,223
Non-agency mortgage-backed certificates	15,875	17,240	18,930	19,927
Total fixed income securities	378,822	410,636	348,635	365,464
Equity securities	7,974	9,600	7,516	9,484
Short-term investments	3,400	3,400	-	-
Total	$390,196	423,636	356,151	374,948

(1)	In our consolidated financial statements, investments are carried at fair value.
(2)	Original cost of equity and fixed income securities adjusted for other-than-temporary impairment write-downs and amortization of premium and accretion of discount.
(3)
Includes approximately $51,628 and $55,092 (cost) and $55,180 and $57,874 (fair value), respectively, of mortgage-backed securities implicitly or explicitly backed by the U.S. government and government agencies as of September 30, 2010, and December 31, 2009, respectively.

The estimated fair value and unrealized loss for securities in a temporary unrealized loss position as of September 30, 2010 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and
obligations of U.S.
government corporations
and agencies	$-	$-	$-	$-	$-	$-
Obligations of states and
political subdivisions	1,271	27	-	-	1,271	27
Corporate securities	-	-	-	-	-	-
Non-agency mortgage-backed securities	2,031	9	-	-	2,031	9
Total fixed maturities	3,302	36	-	-	3,302	36
Total equity securities	1,138	136	-	-	1,138	136
Total securities in a
temporary unrealized loss
position	$4,440	$172	$-	$-	$4,440	$172

Fixed maturity investments with unrealized losses for less than twelve months are ordinarily due to changes in the interest rate environment and anomalies in pricing in the current credit markets. At September 30, 2010 we had no fixed maturity securities with an unrealized loss for more than twelve months.

There are eight common stock securities that are in an unrealized loss position at September 30, 2010.  All of these securities have been in an unrealized loss position for less than seven months. We do not believe these declines are other-than-temporary as a result of reviewing the circumstances of each such security, and we currently have the ability and intent to hold this security until recovery.

At September 30, 2010, the adjusted effective duration of our fixed income portfolio was 3.98 years.

See Item 3 of this Form 10-Q “Quantitative and Qualitative Information about Market Risk” for further information on our investments.

Commercial Lines segment

Results of our Commercial Lines segment were as follows

Nine Months Ended September 30,
2010 vs. 2009 Commercial Lines (CL)	2010	2009	Change		% Change
	(Dollars in thousands)
CL Direct premiums written	$96,867	$100,825	$(3,958)		(3.9	) %
CL Net premiums written	$86,669	$91,006	$(4,337)		(4.8	) %
CL Net premiums earned	$87,517	$90,611	$(3,094)		(3.4	) %

CL Loss/ LAE expense ratio (GAAP)	59.1%	60.0%	(0.9	) %
CL Expense ratio (GAAP)	35.4%	36.6%	(1.2	) %
CL Combined ratio (GAAP)	94.5%	96.6%	(2.1	) %

Three Months Ended September 30,
2010 vs. 2009 Commercial Lines (CL)	2010	2009	Change		% Change
	(Dollars in thousands)
CL Direct premiums written	$29,387	$31,581	$(2,194)		(6.9	) %
CL Net premiums written	$26,293	$28,070	$(1,777)		(6.3	) %
CL Net premiums earned	$28,887	$29,737	$(850)		(2.9	) %

CL Loss/ LAE expense ratio (GAAP)	58.8%	61.7%	(2.9	) %
CL Expense ratio (GAAP)	36.7%	36.0%	0.7%
CL Combined ratio (GAAP)	95.5%	97.7%	(2.2	) %

  In the nine and three month periods ended September 30, 2010, our commercial lines direct premiums written were $96.9 million and $29.4 million, respectively, as compared to $100.8 million and $31.6 million, respectively, for the same periods in the prior year. This represented a 3.9% and 6.9% decline, respectively, from the nine and three month periods of the prior year.

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

In the nine and three month periods ended September 30, 2010, our commercial lines net premiums written were $86.7 million and $26.3 million, respectively, as compared to $91.0 million and $28.1 million, respectively, in the same periods in 2009. In the nine and three month periods ended September 30, 2010 our commercial lines net premiums earned were $87.5 million and $28.9 million, respectively, as compared to $90.6 million and $29.7 million, respectively, in the same periods in 2009. The decrease in net premiums written and net premiums earned resulted from the decline in recent quarters in direct premiums written. Our California contractor’s book had negative audit premium of $3.1 million in the first nine months of 2010 as compared to $2.9 million in the first nine months of 2009, which is earned immediately upon booking, and continues to adversely impact  net premiums earned.

In the commercial lines segment for the first nine months of 2010, we had underwriting income of $4.8 million, an increase from the underwriting income of $3.1 million in the same period of 2009, a GAAP combined ratio of 94.5%, a GAAP loss and loss adjustment expense ratio of 59.1% and a GAAP underwriting expense ratio of 35.4%, compared to a GAAP combined ratio of 96.6%, a GAAP loss and loss adjustment expense ratio of 60.0% and a GAAP underwriting expense ratio of 36.6% in 2009.

In the commercial lines segment for the third quarter of 2010, we had underwriting income of $1.3 million, an increase from the underwriting income of $0.7 million in the same period of 2009, a GAAP combined ratio of 95.5%, a GAAP loss and loss adjustment expense ratio of 58.8% and a GAAP underwriting expense ratio of 36.7%, compared to a GAAP combined ratio of 97.7%, a GAAP loss and loss adjustment expense ratio of 61.7% and a GAAP underwriting expense ratio of 36.0% in 2009.

 Included in commercial lines in the first nine months of 2010 were losses of approximately $1.1 million from catastrophe numbers 94 and 96 (as numbered and described by the Insurance Services Office). Development of these winter storms continued after March 31, 2010 and resulted in losses of $0.1 million in the quarter ended September 30, 2010. While the losses we suffered in 2010 from these catastrophes are not insignificant, the Group has in recent years managed its book of business to minimize the impact of catastrophic weather events by limiting exposures, and that effort is reflected in the fact that we believe the losses from these storms were less significant for us than for some of our competitors. During the third quarter of 2010, as part of the evaluation of expected ultimate loss and loss adjustment expense ratios, net favorable development on prior accident years of approximately $3.0 million was recognized, primarily in our Commercial automobile line of business, where we have in recent accident years seen favorable frequency and lower than expected emergence of losses, as well as better than expected case reserve development.

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

Personal Lines segment

Results of our Personal Lines segment were as follows:

Nine Months Ended September 30,
2010 vs. 2009 Personal Lines (PL)	2010	2009	Change		% Change
	(Dollars in thousands)
PL Direct premiums written	$15,883	$16,160	$(277)		(1.7	) %
PL Net premiums written	$14,220	$14,531	$(311)		(2.1	) %
PL Net premiums earned	$14,311	$14,604	$(293)		(2.0	) %

PL Loss/ LAE expense ratio (GAAP)	77.6%	70.2%	7.4%
PL Expense ratio (GAAP)	35.1%	36.2%	(1.1	) %
PL Combined ratio (GAAP)	112.7%	106.4%	6.3%

Three Months Ended September 30,
2010 vs. 2009 Personal Lines (PL)	2010	2009	Change		% Change
	(Dollars in thousands)
PL Direct premiums written	$5,621	$5,794	$(173)		(3.0	) %
PL Net premiums written	$5,072	$5,285	$(213)		(4.0	) %
PL Net premiums earned	$4,827	$4,944	$(117)		(2.4	) %

PL Loss/ LAE expense ratio (GAAP)	66.2%	67.8%	(1.6	) %
PL Expense ratio (GAAP)	33.1%	33.6%	(0.5	) %
PL Combined ratio (GAAP)	99.3%	101.4%	(2.1	) %

Personal lines direct premiums written was comparable at $15.9 million in the first nine months of 2010, to the $16.2 million reported in the same period in 2009.  Personal lines net premiums written was comparable at $14.2 million in the first nine months of 2010, to the $14.5 million reported in the same period in 2009. Personal lines net premiums earned declined to $14.3 million in 2010 from $14.6 million in the prior year, a 2.0% reduction. Our personal lines continue to be  impacted by significant  competition in the New Jersey homeowners insurance market and the Pennsylvania homeowners and private passenger automobile markets.

Personal lines direct premiums written was comparable at $5.6 million in the third quarter of 2010, to the $5.8 million reported in the same period in 2009.  Personal lines net premiums written was comparable at $5.1 million in the third quarter of 2010, to the $5.3 million reported in the same period in 2009. Personal lines net premium earned in the third quarter of 2010 was comparable at $4.8 million to the $4.9 million reported in the prior year.

In the personal lines segment for the first nine months of  2010 we had an underwriting loss of $1.8 million, a GAAP combined ratio of 112.7%, a GAAP loss and loss adjustment expense ratio of 77.6% and a GAAP underwriting expense ratio of 35.1%, compared to an underwriting loss of $0.9 million, a GAAP combined ratio of 106.4%, a GAAP loss and loss adjustment expense ratio of 70.2% and a GAAP underwriting expense ratio of 36.2% in the first nine months of 2009.

In the personal lines segment for the third quarter 2010 we had an underwriting gain of $38,000, a GAAP combined ratio of 99.3%, a GAAP loss and loss adjustment expense ratio of 66.2% and a GAAP underwriting expense ratio of 33.1%, compared to an underwriting loss of $68,000, a GAAP combined ratio of 101.4%, a GAAP loss and loss adjustment expense ratio of 67.8% and a GAAP underwriting expense ratio of 33.6% in the third quarter of 2009.

Personal lines losses incurred in both the nine months ended September 30, 2010 and 2009 were elevated as a result of unusual events. In 2010, there were significant weather-related losses. Included in these weather related losses in the first nine months of 2010 were personal lines losses of approximately $1.3 million from catastrophes number 94 and number 96 (as numbered and described by the Insurance Services Office), with development of these winter storms continuing after March 31, 2010 and resulting in losses of $0.1 million in the quarter ended September 30, 2010. In the first quarter of 2009, there was a lesser, but elevated, level of losses from severe winter weather, as well as an unusual number of large fire losses.

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

Underwriting Expenses and the Expense Ratio

Nine Months Ended September 30,
2010 vs. 2009 Expenses and Expense Ratio	2010	2009	Change		% Change
	(Dollars in thousands)
Amortization of Deferred Acquisition Costs	$27,784	$29,002	$(1,218)		(4.2)%
As a % of net premiums earned	27.3%	27.6%	(0.3	) %
Other underwriting expenses	8,179	9,438	(1,259)		(13.3)%
Underwriting expenses	$35,963	$38,440	$(2,477)		(6.4)%
Underwriting expense ratio	35.3%	36.6%	(1.3	) %

Three Months Ended September 30,
2010 vs. 2009 Expenses and Expense Ratio	2010	2009	Change	% Change
	(Dollars in thousands)
Amortization of Deferred Acquisition Costs	$9,351	$9,499	$(148)	(1.6	) %
As a % of net premiums earned	27.7%	27.4%	0.3%
Other underwriting expenses	2,831	2,869	(38)	(1.3	) %
Underwriting expenses	$12,182	$12,368	$(186)	(1.5	) %
Underwriting expense ratio	36.1%	35.7%	0.4%

Underwriting expenses decreased by $2.5 million, or 6.4%, to $36.0 million in the first nine months of 2010, as compared to $38.4 million in the same period in 2009. The decrease in underwriting expenses reflects a 4.2% decrease in the amortization of deferred acquisition costs in 2010 and a 13.3% decrease in other underwriting expenses.

The amortization of deferred acquisition costs decreased in 2010 as compared to 2009 due in part to the decrease in net earned premiums. In addition, in the fourth quarter of 2008 the Group undertook an expense reduction program, resulting in significant cost reductions which are reflected in lower other underwriting expenses and lower amortization of deferred acquisition costs. Because some of the expenses eliminated were capitalized in deferred acquisition costs as of December 31, 2008, they were included in the 2009 deferred acquisition costs amortization, thus generating a favorable comparison for 2010 amortization of deferred acquisition costs when compared to that of 2009. Underwriting expenses also reflect lower share-based compensation expense and lower net contingent commission expense, and in 2010 some ceded contingent commission.

The expense reduction effort is ongoing, and continues to reduce the Group’s underwriting and other expenses.

The underwriting expense ratio for the first nine months of 2010 is 35.3%, down from 36.6% in the first nine months of 2009, and reflects the impact of the 2008 and 2009 expense reduction efforts noted above.

Federal income tax

Nine Months Ended September 30
2010 vs. 2009 Income Taxes	2010	2009	Change	% Change
	(Dollars in thousands)
Income before income taxes	$15,440	$13,847	$1,593	11.5%
Income taxes	4,322	3,652	670	18.3%
Net income	$11,118	$10,195	$923	9.1%
Effective tax rate	28.0%	26.4%

Three Months Ended September 30
2010 vs. 2009 Income Taxes	2010	2009	Change	% Change
	(Dollars in thousands)
Income before income taxes	$5,407	$4,865	$542	11.1%
Income taxes	1,541	1,311	230	17.5%
Net income	$3,866	$3,554	$312	8.8%
Effective tax rate	28.5%	26.9%

Federal income tax expense was $4.3 million and $3.7 million for the first nine months of 2010 and 2009, respectively. The effective tax rate was 28.0% and 26.4% for 2010 and 2009, respectively. The 2010 effective tax rate was higher than that of 2009 because the 2010 pre-tax income was relatively higher since it did not include the significant level of other-than-temporary  impairments on our investments reflected in the 2009 pre-tax income, and because tax-advantaged income (interest on tax-free municipal bonds in this case) was lower in 2010 as part of an effort by the Group to avoid municipal bonds that present potential credit risk.

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

On April 16, 2008, the Holding Company was authorized by the Board of Directors to repurchase, at management’s discretion, up to 5% of its outstanding stock. Any such purchases will be funded by the Holding Company’s existing resources, dividends from subsidiaries, or the credit line, or any combination of these resources. As of September 30, 2010, the MIG had purchased, pursuant to the authority granted by the Board on April 16, 2008, a total of 123,300 shares of outstanding stock at an average cost of $15.89 per share, and is holding the stock as treasury stock. MIG has not purchased any of its shares since early in 2009, except for modest amounts in connection with tax withholdings on the vesting of restricted stock, in order to conservatively position itself in a marketplace in which capital is not easily replaced.

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

As part of the funding of the acquisition of FPIG, MIG entered into a loan agreement with MIC, by which it advanced to MIG on September 30, 2005, a loan of $10 million with a self-liquidating 20-year note and a fixed interest rate of 4.75%, repayable in 20 equal annual installments.

MIG has no special limitations on its ability to take periodic dividends from its insurance subsidiaries except for the normal dividend restrictions administered by the respective domiciliary state regulators as described above.  The Group believes that the resources available to MIG will be adequate for it to meet its obligation under the note to MIC, the line of credit and its other expenses.

MIG began paying quarterly dividends of $0.05 per common share in the second quarter of 2006. On April 16, 2008, MIG’s Board of Directors increased the quarterly dividend from $0.05 per share of common stock to $0.075 per share of common stock, effective with the payment of the June 27, 2008 dividend. On April 14, 2010, MIG’s Board of Directors increased the quarterly dividend from $0.075 per share of common stock to $0.10 per share of common stock, effective with the payment of the June 28, 2010 dividend. The amount of dividends paid for the first nine months of 2010 and 2009 totaled $1.7 million and $1.4 million, respectively.  The shareholder dividend was funded from the Group’s insurance companies, for which approval was sought and received (where necessary) from each of the insurance companies’ primary regulators.

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

All dividends from MIC to MIG require prior notice to the Pennsylvania Insurance Department. All “extraordinary” dividends require advance approval from that regulator. A dividend is deemed “extraordinary” if, when aggregated with all other dividends paid within the preceding 12 months, the dividend exceeds the greater of (a) statutory net income, excluding unrealized capital gains, for the preceding calendar year or (b) 10% of statutory surplus as of the preceding December 31. As of September 30, 2010, the amount available for payment of dividends from MIC in 2010 (including dividends already paid in 2010), without the prior approval, is approximately $7.6 million.

All dividends from FPIC to FPIG require prior notice to the California Department of Insurance. All “extraordinary” dividends require advance approval from that regulator. A dividend is deemed “extraordinary” if, when aggregated with all other dividends paid within the preceding 12 months, the dividend exceeds the greater of (a) statutory net income for the preceding calendar year, or (b) 10% of statutory surplus as of the preceding December 31.  As of September 30, 2010, the amount available for payment of dividends from FPIC in 2010, including dividends already paid in 2010, without the prior approval, is approximately $7.2  million.

The Group adopted a stock-based incentive plan at its 2004 annual meeting of shareholders. Pursuant to that plan, Mercer Insurance Group may issue a total of 876,555 shares, which amount increases automatically each year by 1% of the number of shares outstanding at the end of the preceding year. At September 30, 2010, the number of shares authorized under the plan has been increased under this provision to 1,270,514 shares.  For the nine months ended September 30, 2010, the Group made no grants of restricted stock and stock options. In addition, there were no forfeitures of restricted stock and 39,900 options were exercised during the first nine months of 2010.

      Total assets increased 3.0%, or $18.0 million, to $613.4 million, at September 30, 2010, as compared to $595.4 million at December 31, 2009.  The Group’s cash and invested assets increased $24.8 million, or 6.0%, primarily due to net cash provided by operating activities and unrealized holding gains on securities. Premiums receivable increased $2.3 million, or 6.4%, primarily due to timing differences in the recording and collecting of premium.  Reinsurance receivables decreased $4.2 million, or 5.3%, reflecting the decrease in ceded loss and loss adjustment expense reserves.  Prepaid reinsurance premiums increased $0.4 million, or 7.5% reflecting seasonality of premium writings.  Deferred policy acquisition costs decreased $35,000, or $0.2%, and deferred policy acquisition costs as a percentage of net unearned premiums were 27.0% at September 30, 2010 compared to 26.7% at the end of 2009.  Accrued investment income decreased $0.4 million, or 10.4%, and the accrued investment income to invested assets ratio decreased slightly to 0.9% at September 30, 2010 from 1.1% at December 31, 2009.  The accrued investment income to invested assets ratio is subject to some variability due to timing of interest payments from period to period, as well as to change in the unrealized appreciation of the portfolio. Property and equipment decreased $0.9 million, or 4.2%.  Construction of a new building in Rocklin, California was completed at the end of 2009 and there were no significant additions of other property and equipment during the first nine months of 2010.   Deferred income taxes decreased by $4.8 million, or 97.8% from December 31, 2009 primarily reflecting the change in deferred taxes on the unrealized gains on securities.  Other assets increased $0.9 million or 24.4%, from December 31, 2009, primarily due to an increase in prepaid assets and an increase in the federal income tax recoverable balance.

Total liabilities deceased by 0.5% or $2.3 million, to $432.8 million at September 30, 2010 as compared to $435.1 million at December 31, 2009.   Loss and loss adjustment expense reserves decreased 0.5% to $309.7 million from $311.3 million at year end 2009, reflecting the decrease in exposures in recent years from the decline in direct and net premiums written and earned.  The unearned premium liability decrease of $0.5 million or 0.7% to $76.1 million at September 30, 2010 reflects the change in written premiums as a result of the timing of premium writings throughout the year.  Accounts payable and accrued expenses declined by $1.4 million or 11.3% primarily due to payments for agents profit sharing, state premium taxes, Group employee bonuses and other payments normally made in the first quarter of each year. Other reinsurance balances increased approximately $0.9 million or 6.9% from December 31, 2009.  The increase in the reinsurance balances payable is primarily due to payments received in the first quarter on reinsurance receivables that offset against reinsurance payables on contracts that have a right of offset provision, reducing the offset and thereby increasing the payable.  Other liabilities increased by $0.3 million to $4.4 million at September 30, 2010 primarily due to the change in the fair value of the interest-rate swap.

Total stockholders’ equity increased $20.4 million, or 12.7%, to $180.6 million, at September 30, 2010, from $160.2 million at December 31, 2009, primarily due to net income of $11.1 million, changes in unrealized holding gains and losses on securities of $9.7 million, issuance of common stock of $0.5 million and ESOP shares committed to be allocated to participants of $0.8 million, offset by stockholder dividends of $1.7 million.

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

OFF BALANCE SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Group was not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles at September 30, 2010, which would give rise to previously undisclosed market, credit or financing risk.

The Group has no significant contractual obligations at September 30, 2010, other than its insurance obligations under its policies of insurance, trust preferred securities interest and principal, a line of credit obligation, and operating lease obligations. Projected cash disbursements pertaining to these obligations have not materially changed since December 31, 2009, and the Group expects to have the resources to pay these obligations as they come due.

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

Credit Risk

 The quality of our interest-bearing investments is generally good. Our fixed maturity securities portfolio at September 30, 2010 had an average rating of Aa3/AA.

Municipal Bond Holding Exposure

The overall credit quality, based on weighted average ratings of Standard & Poor’s (S&P) or Moody’s where S&P rating is unavailable, of the total market value of $130 million municipal fixed income portfolio is:

o      “AA+” including insurance enhancement
o      “AA” excluding insurance enhancement (using underlying ratings)
•      100% of the underlying ratings are “A-” or better
•      90.5% of the underlying ratings are “AA-” or better

The municipal fixed income portfolio with insurance enhancement represents $85.5 million, or 66% of the total municipal fixed income portfolio.

o      The average credit quality with insurance enhancement is “AA+”
o      The average credit quality of the underlying, excluding insurance enhancement, is “AA”
o      Each municipal fixed income investment is evaluated based on its underlying credit fundamentals, irrespective of credit enhancement provided by bond insurers

The municipal fixed income portfolio without insurance enhancement represents $44.6 million, or 34% of the total municipal fixed income portfolio.

o      The average credit quality of those securities without enhancement is “AA+”

The following represents the Group’s municipal fixed income portfolio as of September 30, 2010:

	Average Credit Rating	Market Value	% of Total Muni Portfolio	Unrealized Gain

Uninsured Securities	AA+	$44,657,166	34%	$3,041,645

Securities with Insurance Enhancement	AA+	85,470,114	66%	6,104,909

Total		$130,127,280	100%	$9,146,554

The following represents the Group’s ratings on the bonds in the municipal fixed income portfolio as of September 30, 2010:

			Insured Bonds		Insured Bonds		Total Municipal Bonds		Total Municipal Bonds
	Non-Insured		(with insured		(with underlying		(with insured		(with underlying
	Bonds		rating)		credit rating)		ratings)		credit ratings)

Rating	Market Value	%	Market Value	%	Market Value	%	Market Value	%	Market Value	%

AAA	$24,744,573	55.4%	$38,342,845	44.8%	$16,248,123	19.0%	$63,087,418	48.5%	$40,992,696	31.5%
AA+	3,536,900	7.9%	24,023,067	28.1%	29,085,288	34.0%	27,559,967	21.2%	32,622,188	25.0%
AA	8,191,010	18.4%	15,374,299	18.0%	20,678,736	24.2%	23,565,309	18.1%	28,869,746	22.2%
AA-	7,597,698	17.0%	5,950,857	7.0%	7,851,935	9.2%	13,548,555	10.4%	15,449,633	11.9%
A+	-	0.0%	1,779,046	2.1%	3,505,486	4.1%	1,779,046	1.4%	3,505,486	2.7%
A	586,985	1.3%	-	0.0%	6,044,873	7.1%	586,985	0.4%	6,631,858	5.1%
A-	-	0.0%	-	0.0%	2,055,673	2.4%	-	0.0%	2,055,673	1.6%

	$44,657,166		$85,470,114		$85,470,114		$130,127,280		$130,127,280
	AA+		AA+		AA		AA+		AA

Insured municipals generally carry two ratings: a standalone rating based on individual fundamentals and an insured rating based on the claims paying ability of the issuer’s monoline insurer (if the issue is insured).  When a monoline insurer is downgraded, the underlying rating on insured municipal bonds will reflect either the municipality’s or revenue bonds’ underlying credit rating itself or the insured rating, whichever is higher.  Since the monoline insurers have experienced sharp downgrades, the monoline enhancement provides limited credit quality improvement to the aggregate portfolio versus the average weighted sum of the underlying credit ratings.

As of September 30, 2010, all of the Group’s municipal bonds carry an underlying rating of at least an A- or better by S&P or Moody’s.

Structured Product Exposure

The Group’s structured product exposure includes residential mortgage backed securities (MBS), asset backed securities (ABS) and commercial mortgage backed securities (CMBS).  The total book value, as of September 30, 2010, was $67.6 million and represented 17.8% of the total invested fixed income assets.

MBS positions totaled $48 million (book value), representing 70.9% of the total structured product holdings. The MBS securities consist of both pass-through and collateralized mortgage obligation (CMO) structures.  The pass-throughs are all agency sponsored securities and have a Aaa/AAA rating.  Among the CMO’s, a majority are agency sponsored and as a result, also have a Aaa/AAA rating.  The non-agency backed securities represent 2.4% of the CMO holdings and 0.5% of total MBS holdings; of the two non-agency CMO’s , one was rated AA by S&P and another CC by S&P.

ABS holdings totaled $15.6 million (book value), representing 23.1% of the total structured product holdings. The ABS securities consist of a diversified blend of subsectors including automobile loan and credit card receivables, home equity, rate reduction bonds etc..  Outside of three holdings of home equity (sub-prime), all other ABS securities are rated Aaa/AAA by Moody’s and S&P.

The ABS home equity subsector totaled $0.46 million (book value) on September 30, 2010, representing 2.94% of the ABS holdings, 0.689% of the total structured product holdings, and 0.12% of total fixed income portfolio holdings.  The subprime related exposure consists of three individual securities, of which two are insured by monolines against default of principal and interest.  However, since FGIC is no longer rated and AMBAC has been downgraded to Caa2/R, the two insured securities are now rated according to the higher of the underlying collateral or the monoline rating.  One bond is rated Caa1/D while the other is rated Ca/D.  With regard to the remaining security without monoline insurance, it is rated C/B by Moody’s and S&P, respectively.

The CMBS holding totaled $4 million (book value) on September 30, 2010, representing 6% of the total structured product holdings.  All CMBS holdings are AAA rated and backed by government agencies.

There are two sectors where the Group has indirect exposure to subprime securities.  These are the U.S. agency and investment grade corporate sectors.  As of September 30, 2010, the Group held $11.3 million (book value) of agency debentures, consisting predominately of Fannie Mae, Federal Home Loan Bank, Freddie Mac, and  Federal Farm Credit Bank securities.

       The second sector of the market in which the Group has indirect exposure to subprime securities is the investment grade corporate market.  As of  September 30, 2010, the Group’s portfolio held $173.2 million (book value) of corporate bonds inclusive of FDIC-insured debt issued under the TLGP program.  Among the corporate credit exposure, $37.6  million (market value) or 23.1% of the holdings, were non-insured financial issues. While the outlook of the banking, brokerage, finance, insurance and REIT sectors of the investment grade corporate market has improved, challenges and uncertainty remain. It is encouraging that banks in general have seen lower levels of charge-offs, early-stage delinquencies, and non-performing assets recently, and the expectation of further reductions going forward were driving the lower loss provisions in the most recent quarter. It is expected that these issuers will continue to pay principal and interest in accordance with original terms.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Senior Vice President of Finance and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2010. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President of Finance and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2010. There were no changes in our internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in the registrant’s Form 10-K for the year ended December 31, 2009.

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

.
MERCER INSURANCE GROUP, INC. (Registrant)

Dated: November 9, 2010	By:	/s/ Andrew R. Speaker
Andrew R. Speaker,
President and Chief Executive Officer

Dated: November 9, 2010	By:	/s/ David B. Merclean
David B. Merclean,
Senior Vice President of Finance and Chief Financial Officer
Principal Accounting Officer