Form 10-K
period 2010-12-31
MERCER INSURANCE GROUP INC
filed 2011-03-16
CIK 1050690

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2010
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
      Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑

    The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of the last business day of the Registrant’s most recently completed second fiscal quarter was: $109,672,767.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of March 1, 2011. Common Stock, no par value: 6,492,842.
Documents Incorporated by Reference
    None.

FORM 10-K

For the Year Ended December 31, 2010

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

On November 30, 2010,  the Company and United Fire & Casualty Company (“United Fire”) of Cedar Rapids, Iowa, issued a joint press release announcing that the Company had entered into an agreement and plan of merger with United Fire (the “Merger Agreement”) pursuant to which it will acquire all of the outstanding shares of the Company for $28.25 per share.  The consummation of the merger is subject to United Fire receiving the appropriate regulatory approvals from state insurance regulators, the approval of the Company’s shareholders, and other terms and conditions set forth in the Merger Agreement. The Merger Agreement was unanimously approved by the Board of Directors of the Company. As of March 8, 2011, all governmental approvals required under the terms of the Merger Agreement have been received, including those under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and from the Pennsylvania Insurance Department., the California Department of Insurance and the New Jersey Department of Banking and Insurance.  The transaction is expected to close in the first quarter of 2011.

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

Financial Pacific Insurance Company

FPIC is a stock property and casualty company that was incorporated in California in 1986 and commenced business in 1987.  The Group acquired all of the outstanding stock of FPIG, the holding company for FPIC, on October 1, 2005.  FPIC is based in Rocklin, California, and writes primarily commercial package policies for small to medium-sized businesses in targeted classes.  It has developed specialized underwriting and claims handling expertise in a number of classes of business, including apartments, restaurants, contractors and ready-mix operators.  FPIC’s business is heavily weighted toward the liability lines of business (commercial multi-peril liability, commercial auto) but also includes commercial multi-peril property, commercial auto physical damage and surety for small and medium-sized businesses. FPIC is licensed in nineteen western states, and actively writes insurance (other than its direct-marketed surety business) in four (Arizona, California, Nevada and Oregon).  FPIC is subject to examination and comprehensive regulation by the California Department of Insurance. See “Business – Regulation.”

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

We began writing our business owners policy in the California territory in the fourth quarter of 2008.  This product targets small to medium sized businesses, which we believe are somewhat less price sensitive than larger accounts. This product will also help to balance FPIC’s business between property and casualty exposures. Additionally, a new contracting product which specializes in covering artisan contractors was introduced in Arizona and California in 2009 and in Nevada and Oregon during 2010. Artisan contractors primarily provide repair and maintenance services, and this segment tends to experience less severe market fluctuations compared to the real estate construction industry.

The California business owners, non-fleet commercial auto and western states artisan products are transacted using an internet-based rating process where agents are able to rate and bind these products, subject to pre-programmed underwriting criteria.

Diversify our business geographically

As of December 31, 2010, 2009 and 2008 our direct written premiums were distributed as follows:

	Years Ended December 31,			% of Total
	2010	2009	2008	2010	2009	2008
	(In thousands)
California	$77,044	$78,935	$89,629	51.9%	51.6%	54.3%
New Jersey	44,760	45,293	47,000	30.1%	29.6%	28.4%
Pennsylvania	15,050	14,277	13,332	10.1%	9.3%	8.1%
Nevada	6,902	8,397	8,494	4.7%	5.5%	5.1%
Arizona	2,934	4,247	4,711	2.0%	2.8%	2.8%
Oregon	1,671	1,707	1,995	1.1%	1.1%	1.1%
Other States	148	189	216	0.1%	0.1%	0.1%
Total	$148,509	$153,045	$165,377	100.0%	100.0%	100.0%

We hold twenty-two state licenses, and we are currently focused on doing business in primarily six of these states. In addition, we write business in New York, where our activity is currently limited to supporting accounts located in adjacent states.  These state licenses provide additional opportunity for future growth when market opportunities dictate utilization of those licenses.  If market opportunities indicate desirable growth is available through the acquisition of additional state licenses, we will pursue licenses in new states.

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

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Direct Premiums Written:
Commercial multi-peril	$91,097	$93,490	$103,864
Commercial automobile	$26,680	26,311	25,779
Other liability	$1,826	2,223	2,408
Workers’ compensation	$5,493	5,455	5,833
Surety	$1,556	3,337	4,711
Fire, allied, inland marine	$701	698	685
Total	$127,353	$131,514	$143,280
Net Premiums Earned:
Commercial multi-peril	$81,843	$85,394	$95,481
Commercial automobile	$26,462	24,873	25,913
Other liability	$1,432	1,722	1,247
Workers’ compensation	$5,233	5,632	5,828
Surety	$1,643	3,028	3,651
Fire, allied, inland marine	$261	222	305
Total	$116,874	$120,871	$132,425
Net Loss Ratios:
Commercial multi-peril	60.6%	62.2%	61.8%
Commercial automobile	41.8	51.4	60.6
Other liability	39.1	(19.3)	34.7
Workers’ compensation	58.5	71.3	48.0
Surety	210.7	93.3	73.9
Fire, allied, inland marine	100.0	65.7	176.7
Total	58.2%	60.0%	61.3%
Expense Ratio:
Commercial multi-peril	35.2%	37.0%	35.5%
Commercial automobile	33.7	35.6	34.2
Other liability	31.5	32.0	56.8
Workers’ compensation	30.6	30.1	28.4
Surety	35.8	36.6	44.2
Fire, allied, inland marine	65.0	68.3	65.8
Total	34.7%	36.4%	35.5%
Combined Ratios(1):
Commercial multi-peril	95.8%	99.2%	97.3%
Commercial automobile	75.5	87.0	94.8
Other liability	70.6	12.7	91.5
Workers’ compensation	89.1	101.4	76.4
Surety	246.5	129.9	118.1
Fire, allied, inland marine	165.0	134.0	242.5
Total	92.9%	96.4%	96.8%

(1)	A combined ratio over 100% means that an insurer’s underwriting operations are not profitable.

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

A custom underwritten commercial multi-peril package policy is written in the western states for select contracting classes, as well as small to medium-sized businesses within specified niche markets.  This product is focused on commercial accounts primarily in non-urban areas that do not easily fit within a generic business owner policy.  The target markets for this product include apartments, artisan and construction contractors, farm labor operations and service contractors as well as various other risk types.  We introduced a new specialized product for artisan contractors in Arizona and California in 2009, and the product was launched in Oregon and Nevada in 2010.

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

In 2009, we updated our California rates to be more competitive. In early 2010 we introduced an internet-based rating system to enable our agents to quote risks with up to four power units on-line.

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

Workers’ Compensation

We typically write workers’ compensation policies in conjunction with an otherwise eligible business owners, commercial multi-peril, religious institution, commercial property or general liability policy. As of December 31, 2010, most of our workers’ compensation insureds have other policies with us.  Workers’ compensation is written principally in New Jersey and Pennsylvania, with availability in New York on a limited basis.

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

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Direct Premiums Written:
Homeowners	$14,114	$14,125	$14,339
Personal automobile	$4,591	4,954	5,343
Fire, allied, inland marine	$2,073	2,062	2,015
Other liability	$351	361	371
Workers’ compensation	$27	29	29
Total	$21,156	$21,531	$22,097
Net Premiums Earned:
Homeowners	$12,179	$12,216	$12,503
Personal automobile	$4,528	4,896	5,320
Fire, allied, inland marine	$2,003	2,040	1,927
Other liability	$355	363	375
Workers’ compensation	$25	27	27
Total	$19,090	$19,542	$20,152
Net Loss Ratios:
Homeowners	82.1%	74.9%	78.3%
Personal automobile	110.4	79.5	70.8
Fire, allied, inland marine	34.7	17.9	8.5
Other liability	12.9	21.0	69.7
Workers’ compensation	34.7	243.5	28.3
Total	82.5%	69.4%	69.5%
Expense Ratio:
Homeowners	37.6%	37.9%	39.9%
Personal automobile	28.7	28.6	29.9
Fire, allied, inland marine	36.3	40.0	45.8
Other liability	23.0	23.8	30.9
Workers’ compensation	26.7	27.2	24.6
Total	35.1%	35.5%	37.6%
Combined Ratios(1):
Homeowners	119.7%	112.8%	118.2%
Personal automobile	139.1	108.1	100.7
Fire, allied, inland marine	71.0	57.9	54.3
Other liability	35.9	44.8	100.6
Workers’ compensation	61.4	270.7	52.9
Total	117.6%	104.9%	107.1%

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

Combination Dwelling Policy

Our combination dwelling product is a flexible, multi-line package of insurance coverages. It is targeted to be written on an owner or tenant occupied dwelling of no more than two families. The dwelling policy combines property and liability insurances but also may be written on a monoline basis. The property portion is considered a fire, allied lines and inland marine policy, and the liability portion is considered an other liability policy.  This product is available in both New Jersey and Pennsylvania. We plan to introduce on-line rating and service capabilities for this product in 2011.

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

MARKETING

We market our insurance products exclusively through independent producers, with the exception of a relatively small amount of business within our surety book of business marketed online and by direct mail. All of these producers represent multiple carriers and are established businesses in the communities in which they operate. They generally market and write the full range of our insurance companies’ products. We consider our relationships with our producers to be positive.  For the years ending December 31, 2010, 2009 and 2008, there were no agents in the Group that individually produced greater than 5% of the Group’s direct written premiums.

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

UNDERWRITING

Our insurance companies write their personal and commercial lines by evaluating each risk with consistently applied standards. We maintain information on all aspects of our business and it is regularly reviewed to determine product line profitability. We also employ a staff of underwriters, who specialize in either personal or commercial lines, and have experience as underwriters in their specialized areas. Specific information is monitored with regard to individual insureds to assist us in making decisions about policy renewals or modifications. New property risks are frequently inspected to insure they are as desirable as suggested by the application process.

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

We maintain bulk and IBNR reserves (usually referred to as “IBNR reserves”) to provide for claims already incurred that have not yet been reported (and which often may not yet be known to the insured) and for future developments on reported claims. The IBNR reserve is determined by estimating our insurance companies’ ultimate net liability for both reported and incurred but not reported claims and then subtracting both the case reserves and payments made to date for reported claims; as such, the “IBNR reserves” represent the difference between the estimated ultimate cost of all claims that have occurred or will occur and the reported losses and loss adjustment expenses. Reported losses include cumulative paid losses and loss adjustment expenses plus aggregate case reserves. A large proportion of our gross and net loss reserves, particularly for long tail liability classes, are reserves for IBNR losses. Approximately 79% of our aggregate loss reserves at December 31, 2010 and 2009,  were bulk and IBNR reserves.

Some of our business relates to coverage for short-tail risks and, for these risks, the development of losses is comparatively rapid and historical paid losses and case reserves, adjusted for known variables, have been a reliable guide for purposes of reserving. “Tail” refers to the time period between the occurrence of a loss and the settlement of the claim. The longer the time span between the incidence of a loss and the settlement of the claim, the more the ultimate settlement amount can vary. Some of our business relates to long-tail risks, where claims are slower to emerge (often involving many years before the claim is reported) and the ultimate cost is more difficult to predict. For these lines of business, more sophisticated actuarial techniques, such as the Bornhuetter-Ferguson method, are employed to project an ultimate loss expectation, and then the related loss history must be regularly evaluated and loss expectations updated, with a likelihood of variability from the initial estimate of ultimate losses. A substantial portion of the business written by FPIC is this type of longer-tailed casualty business. Please see the discussion under “Liabilities for Loss and Loss Adjustment Expenses” of the “Critical Accounting Policies” section of ITEM 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information relating to methods used to estimate reserves.

Because the establishment of loss reserves is an inherently uncertain process, we cannot be certain that ultimate losses will not exceed the established loss reserves and have a material adverse effect on the Group’s results of operations and financial condition. We do not believe our insurance companies are subject to any material potential asbestos or environmental liability claims.

The charts below display the Company’s case and IBNR reserves by line of business as of December 31, 2010 and 2009:

As of December 31, 2010
	Case Loss Reserves	Case LAE Reserves	Total Case Reserves	IBNR Reserves (including LAE)	Reinsurance Recoverable on Unpaid Losses and Loss Expenses	Net Reserves
	(In thousands)
Homeowners	$4,060	-	4,060	3,549	302	7,307
Workers’ compensation	4,636	-	4,636	4,260	388	8,508
Commercial multi-peril	32,896	6,376	39,272	200,781	57,524	182,529
Other liability	941	-	941	2,682	170	3,453
Other lines	160	-	160	160	107	213
Commercial auto liability	10,957	352	11,309	19,579	11,234	19,654
Commercial auto physical damage	332	16	348	1,146	210	1,284
Products liability	15	-	15	10	-	25
Personal auto liability	1,330	-	1,330	1,568	1	2,897
Personal auto physical damage	217	-	217	(81)	-	136
Surety	2,688	225	2,913	5,786	2,727	5,972
Total Loss & LAE Reserves	$58,232	6,969	65,201	239,440	72,663	231,978

As of December 31, 2009
	Case Loss Reserves	Case LAE Reserves	Total Case Reserves	IBNR Reserves (including LAE)	Reinsurance Recoverable on Unpaid Losses and Loss Expenses	Net Reserves
	(In thousands)
Homeowners	$3,658	-	3,658	2,919	330	6,247
Workers’ compensation	4,519	-	4,519	4,292	428	8,383
Commercial multi-peril	36,466	6,584	43,050	202,311	65,609	179,752
Other liability	2,544	-	2,544	2,593	166	4,971
Other lines	81	-	81	172	106	147
Commercial auto liability	8,179	220	8,399	23,508	10,357	21,550
Commercial auto physical damage	276	11	287	2,220	785	1,722
Products liability	15	-	15	120	-	135
Personal auto liability	1,004	-	1,004	836	-	1,840
Personal auto physical damage	262	-	262	(239)	(20)	43
Surety	1,824	216	2,040	6,757	2,563	6,234
Total Loss & LAE Reserves	$58,828	7,031	65,859	245,489	80,324	231,024

The following table shows the development of our consolidated reserves for unpaid losses and LAE from 2000 through 2010 as determined under U.S. generally accepted accounting principles (GAAP). The top line of each table shows the liabilities, net of reinsurance, at the balance sheet date, including losses incurred but not yet reported. The upper portion of each table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The lower portion of each table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates change as additional information becomes known about the frequency and severity of claims for individual years. A redundancy exists when the re-estimated liability at each December 31 is less than the prior liability estimate. A deficiency exists when the re-estimated liability at each December 31 is greater than the prior liability estimate. The “cumulative redundancy (deficiency)” depicted in the tables, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

Amounts shown in the 2005 column of the table include both 2005 and prior to 2005 accident year development for FPIC, which was acquired on October 1, 2005, and accounted for as a purchase business combination.

	Year Ended December 31,
	2000	2001	2001	2003	2004	2005
	(In thousands)

Liability for unpaid losses and LAE net of reinsurance recoverable	$24,091	$25,634	$27,198	$32,225	$32,965	$132,935
Cumulative amount of liability paid through:
One year later	5,726	7,376	8,840	12,772	14,580	32,826
Two years later	9,428	11,850	15,442	20,624	23,011	62,178
Three years later	12,142	15,610	19,947	26,610	29,177	87,618
Four years later	14,139	18,493	23,126	29,309	33,369	109,711
Five years later	15,750	20,123	24,156	30,939	35,811	129,388
Six years later	16,628	20,726	24,910	32,493	36,784
Seven years later	17,210	21,187	25,997	33,139
Eight years later	17,493	21,344	26,226
Nine years later	17,586	21,486
Ten years later	17,683
Liability estimated as of:
One year later	20,810	23,490	26,601	31,339	32,427	141,357
Two years later	19,539	22,084	26,924	32,392	35,323	151,741
Three years later	17,745	22,522	26,681	32,763	37,330	164,537
Four years later	18,050	22,047	26,507	33,228	38,333	171,054
Five years later	17,751	21,817	26,458	34,312	38,980	178,460
Six years later	17,934	22,014	26,952	34,770	39,362
Seven years later	18,153	22,169	27,177	35,041
Eight years later	18,210	22,243	27,316
Nine years later	18,348	22,316
Ten years later	18,385
Cumulative total redundancy (deficiency), net	$5,706	$3,318	$(118)	$(2,816)	$(6,397)	$(45,525)
Gross liability - end of year	28,766	31,059	31,348	37,261	36,028	211,679
Reinsurance recoverable - end of year	4,676	5,425	4,150	5,036	3,063	78,744
Net liability - end of year	$24,090	$25,634	$27,198	$32,225	$32,965	$132,935
Gross re-estimated liability - latest	22,589	27,143	31,994	40,898	45,628	264,693
Re-estimated reinsurance recoverable - latest	4,204	4,827	4,678	5,857	6,266	86,233
Net re-estimated liability - latest	$18,385	$22,316	$27,316	$35,041	$39,362	$178,460
Cumulative total redundancy (deficiency), gross	$6,177	$3,916	$(646)	$(3,637)	$(9,600)	$(53,014)

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(In thousands)

Liability for unpaid losses and LAE net of reinsurance recoverable	$164,522	$192,017	$217,962	$231,024	$231,978
Cumulative amount of liability paid through:
One year later	41,102	44,752	47,752	52,429	-
Two years later	73,491	78,980	84,270
Three years later	100,541	107,010
Four years later	123,066
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Ten years later
Liability estimated as of:
One year later	172,693	198,148	218,058	228,589	-
Two years later	182,603	201,704	219,571
Three years later	188,847	206,704
Four years later	194,574
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Ten years later
Cumulative total redundancy (deficiency), net	$(30,052)	$(14,687)	$(1,609)	$2,435	$-
Gross liability - end of year	250,455	274,399	304,000	311,348	304,641
Reinsurance recoverable - end of year	85,933	82,382	86,038	80,324	72,663
Net liability - end of year	$164,522	$192,017	$217,962	$231,024	$231,978
Gross re-estimated liability - latest	278,798	283,046	297,233	303,137
Re-estimated reinsurance recoverable - latest	84,224	76,342	77,662	74,548
Net re-estimated liability - latest	$194,574	$206,704	$219,571	$228,589
Cumulative total redundancy (deficiency), gross	$(28,343)	$(8,647)	$6,767	$8,211

Changes in Reinsurance

In each of the years ended December 31, 2010, 2009 and 2008, reinsurance retentions were increased. An increase in retention means that the Company retains responsibility for losses and loss adjustment expenses to a higher initial threshold before reinsurance attaches and becomes responsible for the amount of a claim exceeding the threshold, subject to the terms of the reinsurance agreement. The impact of such an increase in retention is generally to cause the net liability for losses and loss adjustment expenses to increase, since fewer losses are ceded to reinsurers, although the direct liability for losses and loss adjustment expenses will be unchanged by a change in retention. This increase in retention will result in a decline over time in the amount of the difference between the Net Liability and Gross Liability totals in the ten-year chart above.

For further information about the Company’s reinsurance program and retentions, please see the “Reinsurance” heading in this ITEM 1. “Business” section.

Prior Year Development

As a result of changes in estimates for losses on insured events occurring in prior years, the liability for losses and loss adjustment expenses decreased by $2.4 million in 2010 and increased by $0.1 million and $6.1 million in 2009 and 2008, respectively.

The following table presents, by line of business, the change in the liability for unpaid losses and loss adjustment expenses incurred in the years ended December 31, 2010, 2009 and 2008, for insured events of prior years.

Prior year favorable (unfavorable) development, by line of business, reported in:

	Year Ended December 31,
	2010	2009	2008
	(In Thousands)

Commercial multi-peril	$(2,034)	$(5,331)	$(9,220)
Commercial automobile	$8,179	4,221	3,041
Other liability	$239	1,310	869
Workers' compensation	$183	9	413
Homeowners	$(1,470)	559	(1,093)
Personal automobile	$(632)	(214)	(98)
Other lines	$(2,030)	(650)	(43)

Net favorable (unfavorable) prior year development	$2,435	$(96)	$(6,131)

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

At December 31, 2010 our recorded reserves, net of reinsurance, totaled $232.0 million and were $17.0 million or 8% above the actuarially derived estimate.  At December 31, 2009, our recorded reserves, net of reinsurance, totaled $231.0 million and were $26.3 million or 13% above the actuarially derived estimate.  The additional reserves above the actuarially derived estimate are held to cover the potential for adverse development.  These additional reserves primarily relate to west coast commercial multi-peril liability.  The $9.3 million reduction in margin between management’s selection and the actuary’s selection includes a $3.0 million reduction in the margin on west coast commercial multi-peril liability reserves.  The remaining change in margin relates to lines of business other than commercial multi-peril liability and reflects the net favorable loss development realized on these lines in 2010 coupled with increases in the actuarially derived reserve selections which reflect an assessment by the actuary of the inherent uncertainty of these reserve estimates that is closer to Management’s selection.

A discussion of factors contributing to an (increase) decrease in the liability for unpaid losses and loss adjustment expenses (as shown in the chart immediately above) for the Group’s major lines, representing 91% of net loss and loss adjustment reserves at December 31, 2010, follows:

Commercial multi-peril

With $182.5 million, $179.8 million, and $163.0 million of recorded reserves, net of reinsurance, at December 31, 2010, 2009 and 2008, respectively, commercial multi-peril is the line of business that carries the largest net loss and loss adjustment expense reserves, representing 79%, 78%, and 75%, respectively, of the Group’s total carried net loss and loss adjustment expense reserves at December 31, 2010, 2009, and 2008.

The commercial multi-peril line of business experienced adverse prior year development of $2.0 million in 2010, $5.3 million in 2009, and $9.2 million in 2008. The majority of this development relates to the west coast contractor liability book of business. Contractor liability claims, particularly construction defect claims, are long-tailed in nature and are reported and develop over a period of ten to twelve years. The reduction in adverse development in 2010 and 2009 reflects a combination of reduced levels of adverse development on the west coast commercial multi-peril liability, particularly on the 2002 and prior accident years, favorable development on the west coast of the 2003 and subsequent accident years and improved development on the east coast commercial multi-peril liability. The adverse development in 2010, 2009 and 2008 includes $1.2 million, ($0.8) million, and $1.9 million, respectively, in post-commutation reserve increases (decreases) for losses formerly subject to reinsurance treaties.

As of December 31, 2010, the net reserve for west coast commercial multi-peril liability totaled $160.5 million which was $17.8 million or 12% above the actuarially derived estimate. As of December 31, 2009, this reserve totaled $157.1 million which was $20.8 million or 15% above the actuarially derived estimate. Management’s selection of an estimate above the actuarially derived estimate is due to a number of factors including the fact that historically generally accepted actuarial projection techniques have proved somewhat inadequate in estimating loss reserves for construction defect liability. We have therefore applied alternative techniques in our analysis and have judgmentally selected our best estimate of the loss reserves. We believe that until the favorable impact of recent trends in legal and economic factors coupled with the Group’s changes in exposure, underwriting and risk selection are proven, it is prudent to monitor reserve development and adjust selections as supported by experience.

The $3 million reduction in margin between management’s selection and the actuary’s selection to $17.8 million as of December 31, 2010 as compared to $20.8 million as of December 31, 2009 reflects adjustment of the factors that drove an  the increase of the margin in 2009. Management tempered its reaction to the favorable development on the 2006 and 2007 accident years by not adjusting its selections until 2010, and at a fraction of the actuary’s 2009 adjustment. In 2009 the actuarially derived estimates for the 2007 and 2006 accident years were reduced by $5.6 million. Management made no change to these accident year estimates in 2009 in order to allow more time to monitor development. In 2010, management reduced the 2007 and 2006 accident year estimates by $3.3 million in recognition of continued favorable development.

In 2010, there was $1.6 million in favorable development on accident year 2009 due to lower than expected loss emergence, primarily on west coast commercial multi-peril property. The net $4.6 million of adverse development in 2010 on the 2006 and prior accident years reflects a lower than expected loss emergence on accident years 2003 through 2006 offset by a higher than expected loss emergence on accident years 2002 and prior. The favorable development for accident years 2003 through 2006 was driven by a decrease in claim frequency which reflects the impact of both rate increases and changes in underwriting including coverage restrictions and tightened risk selection. The adverse development on accident years 2002 and prior reflect a higher than expected number of reported claims, particularly on the 1999 and 2000 accident years, which is consistent with the twelve-year statute of limitations.

The improving loss experience in recent accident years also reflects the impact of economic factors, including the sharp drop in construction and the impact of foreclosures. Although it is difficult to quantify, foreclosures have had a favorable impact on loss development as bank “takeover” eliminates any construction defect claims. While management is not including any explicit factor for potential foreclosures in its loss selections, there clearly is a savings being realized in settlements for multi-home construction defect claims.

The variances from previous expectations in the loss activity described above were taken into account in evaluating the ultimate liability for losses and loss adjustment expenses.

Commercial automobile

With $20.9 million, $23.3 million, and $23.5 million of recorded reserves, net of reinsurance, at December 31, 2010, 2009, and 2008, respectively, commercial automobile is the Group’s second largest reserved line of business, representing 9%, 10%, and 11%, respectively, of the Group’s total carried net loss and loss adjustment expense reserves at December 31, 2010, 2009, and 2008.

The commercial automobile line of business experienced favorable prior year development of $8.2 million in 2010, $4.2 million in 2009, and $3.0 million in 2008.  The majority of this development relates to the west coast commercial automobile liability book of business.

As of December 31, 2010, the net reserve for west coast commercial automobile liability totaled $16.9 million which was consistent with the actuarially derived estimate. As of December 31, 2009, this reserve totaled $18.9 million which was $0.9 million or 5%, above the actuarially derived estimate. Management’s selection of an estimate above the actuarially derived estimate reflects the fact that while reporting of claims is generally timely, understanding the true extent of the liability can be difficult to estimate.

The reduction in margin between management’s selection and the actuary’s selection reflects management’s recognition of the favorable case reserve development which was driving the lower than expected loss emergence.

The favorable development on the commercial automobile line of business was due to a reduction in claims frequency for the recent accident years and a lower than expected emergence of losses, particularly on the Group’s heavy truck programs like Ready Mix and Aggregate Haulers.  Additionally, in 2010, the favorable development on the 2009 and 2008 accident year was impacted by better than expected case reserve development.

The variances from previous expectations in the loss activity described above were taken into account in evaluating the ultimate liability for losses and loss adjustment expenses.

Workers’ compensation

With $8.5 million, $8.4 million, and $7.6 million of recorded reserves, net of reinsurance, at December 31, 2010, 2009, and 2008, respectively, workers’ compensation represents 4%, 4%, and 3%, respectively, of the Group’s total carried net loss and loss adjustment expense reserves at December 31, 2010, 2009 and 2008. A portion of this business is assumed from the National Involuntary Pool managed by the National Council on Compensation Insurance (NCCI).

Workers’ compensation reserves developed favorably in 2010 by $0.2 million, in 2009 by $0.0 million, and in 2008 by $0.4 million, respectively.  As of December 31, 2010, 2009 and 2008, workers’ compensation reserves have been recorded consistent with the actuarially derived estimates. Workers’ compensation losses are impacted heavily by medical cost increases which have been significant recently.

The variances from previous expectations in the loss activity described above were taken into account in evaluating the ultimate liability for losses and loss adjustment expenses.

All Other lines

The remaining lines of business collectively contributed approximately $3.9 million in adverse development in 2010, $1.0 million in favorable development in 2009 and adverse development of $0.4 million in 2008.  The adverse development in 2010 was mainly due to the $2.2 million in adverse development on Surety which reflects increased claim activity related to the economic downturn. There also was $1.5 million in adverse development on Homeowners, primarily on the 2005 accident year reflecting emergence of losses related to residential underground oil tanks.   These lines did not individually reflect any significant trends related to prior year development in 2009 or 2008.   At December 31, 2010, Surety recorded reserves, net of reinsurance, totaled $6.0 million or 3% of net loss and loss adjustment reserves and Homeowners recorded reserves, net of reinsurance, totaled $7.3 million or 3% of net loss and loss adjustment reserves. The remaining change in margin between management’s selection of loss reserves and the actuary’s,  reflect an assessment by the actuary of the inherent uncertainty of these reserve estimates that is closer to Management’s selection.

Reconciliation Table for Loss and Loss Adjustment Expenses

The following table provides a reconciliation of beginning and ending consolidated loss and LAE reserve balances of the Group for the years ended December 31, 2010, 2009 and 2008, prepared in accordance with U.S. generally accepted accounting principles.

Reconciliation of Reserve for Losses and Loss Adjustment Expenses

	2010	2009	2008
	(In thousands)
Reserves for losses and loss adjustment expenses at the beginning of period	$311,348	$304,000	$274,399
Less: Reinsurance recoverable on unpaid losses and loss expenses	(80,324)	(86,038)	(82,382)
Net reserves for losses and loss adjustment expenses at beginning of period	231,024	217,962	192,017
Add: Provision for losses and loss adjustment expenses for claims occurring in:
Current year	86,172	86,046	89,088
Prior years	(2,435)	96	6,131
Total incurred	83,737	86,142	95,219
Less: Loss and loss adjustment expense payments for claims occurring in:
Current year	30,354	25,328	24,521
Prior years	52,429	47,752	44,753
Total paid	82,783	73,080	69,274
Net balance, December 31	231,978	231,024	217,962
Plus reinsurance recoverable on unpaid losses and loss expenses at end of period	72,663	80,324	86,038
Reserves for losses and loss adjustment expenses at end of period	$304,641	$311,348	$304,000

Potential Impact on Reserves due to Changes in Key Assumptions

The following table presents, by line of business, the (increase) decrease in the liability for unpaid losses and loss adjustment expenses attributable to insured events of prior years incurred in the year ended December 31, 2010.

Prior Year development in 2010:

		Loss events of indicated prior years
	Total	2009	2008	2007	2006 and Prior
	(In Thousands)

Commercial multi-peril	$(2,034)	$1,566	$603	$436	$(4,639)
Commercial automobile	8,179	$3,905	$3,364	$816	$94
Other liability	239	$(111)	$(175)	$208	$317
Workers' compensation	183	$466	$88	$(241)	$(130)
Homeowners	(1,470)	$(576)	$221	$(30)	$(1,085)
Personal automobile	(632)	$(372)	$(154)	$(100)	$(6)
Other lines	(2,030)	$(936)	$(458)	$(360)	$(276)

Net 2010 favorable (unfavorable)
prior year development	$2,435	$3,942	$3,489	$729	$(5,725)

The Group has concluded that in its judgment the range of reasonable estimates of loss and loss expense reserves, on a net basis, is likely to range from $201.0 million to $249.3 million as of December 31, 2010. Similarly, the Group concluded that in its judgment the range of reasonable estimates of loss and loss expense reserves, on a net basis, ranged from $195.4 million to $241.6 million as of December 31, 2009. The Group’s net loss and loss adjustment expense reserves are carried at $232.0 million as of December 31, 2010, and $231.0 million as of December 31, 2009, toward the upper ends of the ranges for the respective years. We have not performed stochastic modeling of the reserves; however, management believes that it is probable that the final outcome will fall within the range specified above.

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

Range of Loss and Loss Adjustment Reserves Net of Reinsurance	Adjusted Loss and Loss Adjustment Reserves Net of Reinsurance as of December 31, 2010	Percentage Change in Stockholders Equity as of December 31, 2010 (1)	Adjusted Loss and Loss Adjustment Reserves Net of Reinsurance as of December 31, 2009	Percentage Change in Stockholders Equity as of December 31, 2009 (1)
	(Dollars in Thousands)

Reserve range low end	$201,035	11.5%	$195,447	14.7%
Selected reserves	$231,978	-	$231,024	-
Reserve range high end	$249,300	(6.4)%	$241,616	(4.4)%

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

Commercial multi-peril

The Group’s selection of an estimate towards the upper end of the range is related primarily to its commercial multiple peril (“CMP”) liability book, and is due to a number of factors, including the fact that historically generally accepted actuarial projection techniques have proved somewhat inadequate in estimating loss reserves for CMP liability (more specifically, in the Group’s case, contractors’ liability). Trends in legal, economic, and social factors have caused development patterns for CMP liability to become more protracted; that is, claims, especially construction defect claims, are being reported much longer after the occurrence of the event giving rise to the claim. This effect causes the use of historical development patterns to understate loss reserves for more recent accident year periods. It also makes the investigation and defense of the claim more difficult and costly. We have therefore applied alternative techniques in our analysis (and segregated contractors’ policies from all other policies in the analysis) and have judgmentally selected our best estimate of the loss reserves to reflect our expectation that such trends will continue.

Commercial automobile

The loss and loss adjustment expense reserves for commercial automobile liability have experienced favorable trends in the last few years. Prior to 1998, the development of reported losses was effectively complete (claims were reported and case reserves were at or near ultimate values) by about four years after the beginning of an accident year. For accident years 1998 through 2001, the development pattern extended as long as seven years. Since accident year 2003, however, the development pattern has shortened to about five years. At the same time, claims frequencies have decreased. Reliance on historical emergence patterns has produced redundancies in the loss and loss adjustment expense reserves in recent accident years.

Workers’ Compensation

The development in workers’ compensation reserves is almost entirely due to our experience on assumed business from the national involuntary pool, which has been volatile.  We continuously review the trends in this experience and use our best judgment in estimating assumed reserves.

Sensitivity of key assumptions in reserve selection

Our process of establishing loss reserves for long-tailed classes of business takes into account a variety of key assumptions, including, but not limited to, the following:

the selection of loss development patterns;

■	the selection of Tail Factors;

■	the selection of Expected Ultimate Loss Ratios; and

■	for CMP liability, the Company’s biggest line of business, for the older policy years (1996 and prior), the number of remaining unreported claims and expected average cost of those claims.

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

As an illustration of the potential volatility, consider the impact of the use of the different assumptions described below in setting reserves for the Commercial multiple peril liability line, the Group’s biggest line of business and the one for which reserves have been the most volatile. CMP comprises about 79% of the Group’s net reserves of which 90% of the reserves for CMP relate to the west coast CMP liability net reserves.

■
For west coast CMP liability, if we chose certain alternate sets of assumptions for loss development, assumptions which would still be considered reasonable, the net (of ceded reinsurance) reserve estimates at December 31, 2010, could decrease by $15 million, pre-tax, implying a redundancy (i.e., reserves should be lower), or increase by $9 million, pre-tax, implying a deficiency (i.e., reserves should be higher).

■
In selecting management’s best estimates of the loss reserves for accident years 1998 and subsequent, we use methods that rely on expected ultimate loss ratios (the ratios of expected net ultimate losses and loss expenses to net earned premiums). Those ratios vary by accident year and class of business. For west coast CMP liability, if we increased or decreased those expected ultimate loss ratios by 5 percentage points, then the net loss reserves at December 31, 2010, would increase or decrease by $14 million, pre-tax, respectively.

■
For accident years 1997 and prior, the years most affected by the California Montrose decision, we project the reserves for incurred but not reported claims judgmentally. We have assumed that the twelve-year statute of limitations is valid and enforceable (as it has been in the past) and that therefore there will be no additional claims reported after December 31, 2010, for accident years 1997 and prior (related to policy years 1996 and prior), that will require the payment of losses.  However, there are claims still pending from these older years and it is possible that claims previously closed without payment may reopen.  Using alternative assumptions, the estimates of the net reserves at December 31, 2010, could increase or decrease by less than $0.5 million, pre-tax, respectively.

In light of the many uncertainties involved in the estimation of reserves, we monitor the reserves monthly, quarterly, and semi-annually, and perform a comprehensive review of our reserve estimates at least twice a year. These reviews could result in the identification of information and trends that would require us to increase or decrease some reserves for prior periods and could materially affect our results of operations, equity, business, financial strength and ratings. In 2010, we experienced redundant development of $2.4 million, comprised of adverse development of $2.0 million for commercial multiple peril and $1.5 million for homeowners, offset by a redundancy of $8.2 million for commercial automobile liability and relatively small amounts of redundancies and deficiencies for other lines of business.

Statutory and GAAP Loss and Loss Expense Reserves

There are no material differences between the Group’s loss and loss expense reserves under Statutory Accounting Principles and its loss reserves under U.S. Generally Accepted Accounting Principles at December 31, 2010, and 2009.

See additional discussion of loss and loss adjustment expense reserves in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” under the sections titled “Liabilities for Loss and Loss Adjustment Expenses”, “Methods Used to Estimate Loss and Loss Adjustment Expense Reserves” and “Description of Ultimate Loss Estimation Methods”.

REINSURANCE

The table below summarizes for 2010, 2009 and 2008, the premiums and losses and loss adjustment expenses assumed and ceded under the Group’s reinsurance programs in place for those years:

	2010	2009	2008
Premiums written:
Direct	$148,509	$153,045	$165,377
Assumed	367	801	1,058
Ceded	(16,180)	(16,016)	(19,083)
Net premiums written	$132,696	$137,830	$147,352

Premiums earned:
Direct	$151,233	$156,735	$172,817
Assumed	452	918	1,233
Ceded	(15,721)	(17,240)	(21,473)
Net premiums earned	$135,964	$140,413	$152,577

Losses and loss expenses incurred
Direct	$89,330	$96,590	$110,150
Assumed	(269)	31	1,043
Ceded	(5,324)	(10,479)	(15,974)
Net losses and loss expenses incurred	$83,737	$86,142	$95,219

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

The amount and scope of reinsurance coverage we purchase each year is determined based on a number of factors. These factors include the evaluation of the risks accepted, consultations with reinsurance representatives and a review of market conditions, including the availability and pricing of reinsurance. Reinsurance arrangements are placed with non-affiliated reinsurers, and are generally renegotiated annually. Ceded premium in 2010 was consistent with 2009 as the retention remained unchanged at $1.0 million. The decrease in ceded premium in 2009 compared to 2008 is due primarily to the increase in retention in to $1.0 million from $850,000.

The largest exposure retained in 2010, 2009, and 2008 on any one individual property risk was $1,000,000, $1,000,000 and $850,000, respectively.  Individual property risks in excess of these amounts are covered on an excess of loss basis pursuant to various reinsurance treaties. All property lines of business, including commercial automobile physical damage, are reinsured under the same treaties.

Except for umbrella liability, individual casualty risks that are in excess of $1,000,000, $1,000,000 and $850,000, respectively, in 2010, 2009, and 2008 are covered on an excess of loss basis up to $1.0 million per occurrence. Casualty losses in excess of $1.0 million arising from workers’ compensation claims are reinsured up to $10.0 million per occurrence per insured. Umbrella liability losses are reinsured on a 75% quota share basis up to $1.0 million and a 100% quota share basis in excess of $1.0 million.

For the surety line of business, written exclusively by FPIC, the Group maintains an excess of loss contract under which it retains the first $500,000 and 10% of the next $4.0 million resulting in a maximum retention of $900,000 per principal.  Effective January 1, 2010 an annual aggregate loss deductible of $500,000 was added to this contract.

Catastrophic reinsurance protects the ceding insurer from significant aggregate loss exposure. Catastrophic events include windstorms, hail, tornadoes, hurricanes, earthquakes, riots, blizzards, terrorist activities and freezing temperatures. We purchase layers of excess treaty reinsurance for catastrophic property losses. We reinsure 100% of losses per occurrence in excess of $5.0 million up to a maximum of $55.0 million, for 2010, 2009 and 2008.

The Group also carries coverage on commercial lines of business for acts of terrorism of $10.0 million excess of $3.0 million in 2010, 2009 and 2008. This coverage does not apply to nuclear, chemical or biological events.

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

Effective January 1, 2010, the Group renewed its reinsurance coverages with the following change.  An additional  $2.5 million of property reinsurance was added resulting in property reinsurance coverage of $9.0 in excess of a $1.0 million retention.

In conjunction with the renewal of the reinsurance program for 2010, 2009 and 2008, the prior year reinsurance treaties were terminated on a run-off basis, requiring that for policies in force as of December 31, 2009, 2008, and 2007 , respectively, these reinsurance agreements continue to cover losses occurring on these policies in the future.  Therefore, the Group will remit premiums to and collect reinsurance recoverables from the reinsurers on these prior year treaties as the underlying business runs off.

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

The Group’s significant reinsurance treaties as of December 31, 2010 are summarized below:

Property Excess of Loss

The Property Excess of Loss program consists of three layers with coverage of $9,000,000 above an $1,000,000 retention.  The first layer is $4.0 million excess of $1.0 million with a per occurrence limit of $12.0 million.  The second layer is $2.5 million excess of $5.0 million with a per occurrence limit of $2.5 million.  The third layer is $2.5 million excess of $7.5 million with a per occurrence limit of $2.5 million The first layer has no annual aggregate limit or reinstatement premium.  The second and third layers each have a $5.0 million annual aggregate limit and a reinstatement premium based on the reinsurance premium multiplied by the percentage of reinstated limit. The Group purchases facultative coverage in excess of these limits.  Effective January 1, 2011, this program was renewed with no material changes.

Property Catastrophe Excess of Loss

The Property Catastrophe Excess of Loss program consists of three layers with coverage of $50.0 million above a $5.0 million retention.  The first layer is $5.0 million excess of $5.0 million with a per occurrence limit of $5.0 million.  The second layer is $10.0 million excess of $10.0 million with a per occurrence limit of $10.0 million.  The third layer is $35.0 million excess of $20.0 million with a per occurrence limit of $35.0 million.  There is an annual aggregate limit of $10.0 million on the first layer, $20.0 million on the second layer and $70.0 million on the third layer.  There is a reinstatement premium on each layer based on the reinsurance premium multiplied by the percentage of reinstated limit.  There will be no change to this program’s structure for 2011.

Casualty Excess of Loss

The Casualty Excess of Loss program consists of three layers with coverage of $9.0 million above an $1.0 million retention.  The first layer is $1.0 million excess of $1.0 million with a per occurrence limit of $1.0 million.  The second layer is $3.0 million excess of $2.0 million with a per occurrence limit of $3.0 million.  The third layer is only for the workers’ compensation line of business and is $5.0 million excess of $5.0 million with a per occurrence limit of $5.0 million.  The first, second and third layers have a $5.0 million, $6.0 million and $10.0 million annual aggregate limit, respectively.  The first and second layers have no reinstatement premium and the third layer has a reinstatement premium based on the reinsurance premium multiplied by the percentage of reinstated limit.  Effective January 1, 2011, this program was renewed with no material changes.

Umbrella Liability Quota Share

The Umbrella Liability Quota Share program consists of two treaties, one for MIC, MICNJ, and FIC, and one for FPIC.  Both treaties reinsure losses on a 75% quota share basis up to $1.0 million and on a 100% quota share basis in excess of $1.0 million and provide for up to $10.0 million in limit.  The Group purchases facultative coverage in excess of these limits. Effective January 1, 2011, this program was renewed with no material changes.

Surety Excess of Loss

The Surety Excess of Loss program consists of four layers with coverage of $4.0 million above a $500,000 retention with a $500,000 annual aggregate deductible on the first layer.  The first layer is $1.5 million excess of $500,000 with a 10% retention and a per occurrence limit of $1,350,000.  The second layer is $1.5 million excess of $2.0 million with a 10% retention and a per occurrence limit of $1,350,000.  The third layer is $500,000 excess of $3.5 million with a 10% retention and a per occurrence limit of $450,000.  The fourth layer is $500,000 excess of $4.0 million with a 10% retention and a per occurrence limit of $450,000.  The first and second layers have a $2.7 million annual aggregate limit and a 25% and 50%, respectively, reinstatement premium.  The third and fourth layers each have a $450,000 annual aggregate and no reinstatement premium.  The Group’s maximum retention is $900,000 per principal.  Effective January 1, 2011, this program was renewed with no material changes.

Terrorism

The Terrorism program consists of three treaties.  The first treaty is $10.0 million above a $3.0 million retention for commercial lines of business.  This coverage does not apply to nuclear, chemical or biological events.  The annual aggregate limit is $10.0 million. The second treaty is the Property Terrorism Excess treaty with coverage of $6,500,000 above a $1,000,000 retention.  This coverage does not apply to nuclear, chemical or biological events.  The annual aggregate limit is $6,500,000. The third treaty is the Workers’ Compensation Terrorism treaty with coverage of $4,000,000 above a $1,000,000 retention.  This coverage does not apply to nuclear, chemical or biological events.  The annual aggregate limit is $4,000,000.  Effective January 1, 2011, this program was renewed with no material changes.

Reinsurance Assumed

We generally do not assume risks from other insurance companies. However, we are required by statute to participate in certain residual market pools. This participation requires us to assume business for workers’ compensation and for property exposures that are not insured in the voluntary marketplace. We participate in these residual markets pro rata on a market share basis, and as of December 31, 2010, our participation is not material.  For the years ended December 31, 2010, 2009 and 2008, our insurance companies assumed $0.4 million, $0.8 million and $1.1 million of written premiums, respectively. Effective January 1, 2010, the Group participates in a Residual Market Worker’s Compensation Reinsurance Facility contract wherein it cedes 100% of its participation in the New Jersey Worker’s Compensation Residual Pool.

Reinsurer Credit Risk

The insolvency or inability of any reinsurer to meet its obligations to us could have a material adverse effect on our results of operations or financial condition. As of December 31, 2010, the Group’s five largest reinsurers based on percentage of ceded premiums are set forth in the following table:

		Percentage
		of Ceded	A.M. Best
Name		Premiums	Rating
1.	Berkley Insurance Company	33%	A	+
2.	General Reinsurance Corporation	31%	A	++
3.	Munich Reinsurance America, Inc.	14%	A	+
4.	Hartford Steam Boiler Inspection and Insurance Company	7%	A	+
5.	Montpelier Reinsurance	3%	A-

The following table sets forth the five largest amounts of loss and loss expenses recoverable from reinsurers on unpaid claims as of December 31, 2010.

		Loss and
		Loss Expenses
		Recoverable on	A.M. Best
Name		Unpaid Claims	Rating
		(In thousands)
1.	Berkley Insurance Company	$35,274	A+
2.	General Reinsurance Corporation	11,791	A++
3.	Partner Reinsurance Company of the U.S.	10,368	A+
4.	QBE Reinsurance Corporation	5,329	A
5.	Continental Casualty company	4,253	A

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

The following table sets forth consolidated information concerning our investments.

	At December 31, 2010		At December 31, 2009		At December 31, 2008
	Cost (2)	Fair Value	Cost (2)	Fair Value	Cost (2)	Fair Value
	(In thousands)

Fixed income securities (1):
United States government and
government agencies	$14,712	$15,394	$13,773	$14,147	$18,172	$19,279
Obligations of states and
political subdivisions	119,399	124,640	136,706	143,293	143,042	145,125
Corporate securities	175,664	186,468	124,135	130,223	77,859	77,499
Agency mortgage-backed securities	50,232	53,445	55,091	57,874	66,576	68,698
Non-agency mortgage-
backed securities	611	837	843	972	10,748	9,223
Asset-backed securities	15,442	16,346	18,087	18,955	14,678	14,263
Total fixed income securities	376,060	397,130	348,635	365,464	331,075	334,087
Equity securities	8,212	10,691	7,516	9,484	9,232	10,203
Short-term investments	9,849	9,849	-	-	-	-
Total	$394,121	$417,670	$356,151	$374,948	$340,307	$344,290

(1)  In our consolidated financial statements, investments are carried at fair value.
(2)  Original cost of equity and fixed income securities adjusted for other than temporary impairment write-downs andamortization of premium and accretion of discount.

      The following table shows our corporate fixed income securities and equity holdings by industry sector:

	December 31, 2010		December 31, 2009
	Cost (1)	Fair Value	Cost (1)	Fair Value
	(In thousands)
Corporate

Fixed income securities
Financial	$50,089	$52,165	$29,612	$31,537
Retail specialty	47,512	50,919	42,211	43,897
Energy	40,140	43,452	30,685	32,317
Pharmaceutical	19,550	20,550	9,367	9,744
Information Technology	18,373	19,382	12,260	12,728
Total	$175,664	$186,468	$124,135	$130,223

Equity securities
Financial	$1,156	$1,451	$1,293	$1,505
Retail specialty	4,742	6,022	3,488	4,216
Energy	163	263	407	636
Pharmaceutical	768	1,085	1,333	1,764
Information Technology	1,383	1,870	995	1,363
Total	$8,212	$10,691	$7,516	$9,484

(1)	Original cost of equity securities; original cost of fixed income securities adjusted for amortization of premium and accretion of discount, as well as any impairment write-downs.

The table below contains consolidated information concerning the investment ratings of our fixed maturity investments at December 31, 2010:

Type/Ratings of Investment (1)(2)	Amortized
	Cost	Fair Value	Percentages(3)
	(Dollars in thousands)
U.S. government and agencies	$64,944	$68,839	17.3%
AAA	57,663	60,124	15.1%
AA	118,907	124,617	31.4%
A	117,029	124,638	31.4%
BBB	16,829	17,652	4.5%
BB and lower	688	1,260	0.3%
Total	$376,060	$397,130	100.0%

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

The table below sets forth the maturity profile of our consolidated fixed maturity investments as of December 31, 2010 (note that mortgage-backed securities in the below table include securities backed by the U.S. government and agencies):

	Amortized
Maturity	Cost (1)	Fair Value	Percentages (2)
	(Dollars in thousands)
1 year or less	$6,814	$6,899	1.8%
More than 1 year through 5 years	133,389	138,707	34.9%
More than 5 years through 10 years	159,461	170,450	42.9%
More than 10 years	10,111	10,446	2.6%
	309,775	326,502	82.2%
Mortgage-backed securities:
Agency backed securities	50,232	53,445	13.5%
Non-agency backed securities	611	837	0.2%
Asset-backed securities	15,442	16,346	4.1%
Total mortgage-backed securities	66,285	70,628	17.8%
Total	$376,060	$397,130	100.0%

(1)	Fixed maturities are carried at fair value in our consolidated financial statements.

(2)	Represents the fair value of the classification as a percentage of the total fair value of the portfolio.

As of December 31, 2010, the average maturity of our fixed income investment portfolio (excluding mortgage-backed securities) was 5.3 years and the average duration was 4.3 years. Our fixed maturity investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, corporate bonds and mortgage-backed securities, most of which are exposed to changes in prevailing interest rates. We carry these investments as available for sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and board of directors and consultation with our portfolio advisor.

We continue to maintain a conservative, diversified investment portfolio, with fixed maturity investments representing 95% of invested assets.  As of December 31, 2010, the fixed income portfolio consists of 99.7% investment grade securities, with 0.3% non-investment grade rated securities, which includes one corporate security held with a market value of $0.5 million, three asset-backed securities held with a combined market value of $0.7 million, and one mortgage-backed security with a market value of $0.1 million.  The fixed income portfolio has an average rating of Aa3/AA- and an average tax equivalent book yield of 4.63%.

Our consolidated average cash and invested assets, net investment income and return on average cash and invested assets for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Average cash and invested assets	$428,014	$395,216	$366,852
Net investment income	13,878	14,198	13,936
Return on average cash and invested assets	3.2%	3.6%	3.8%

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

On its annual review in 2010 of Mercer’s rating, A.M. Best affirmed the Group’s “A” rating with a stable outlook. After the announcement of the Merger Agreement, our rating was placed under review with negative implications.

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

Many of our competitors offer internet-based quoting and/or policy issuance systems to their producers.  In response to this improvement in marketplace technology, we have developed technology that will allow our agents to rate and bind transactions via an internet-based rating system for some products and lines of business.  We launched this process in late 2008 in California and launched a similar process for New Jersey and Pennsylvania agents in January 2009.  During 2009 and 2010, we expanded the number of lines of business that may be produced on-line. We intend on continuing to expand the use of internet-based processing in the future.

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

Financial Examinations

Financial examinations are conducted by the Pennsylvania Insurance Department, the California Department of Insurance, and the New Jersey Department of Banking and Insurance every three to five years.  The Pennsylvania Insurance Department last completed an examination of MIC and FIC as of December 31, 2008 and was a coordinated examination with both the New Jersey Department of Banking and Insurance and the California Department of Insurance for MICNJ and FPIC, respectively. These examinations did not result in any adjustments to the financial position of any of our insurance companies. In addition, there were no substantive qualitative matters indicated in the examination reports that had a material adverse impact on the operations of our insurance companies.

NAIC Risk-Based Capital Requirements

In 1990, the NAIC began an accreditation program to ensure that states have adequate procedures in place for effective insurance regulation, especially with respect to financial solvency. The accreditation program requires that a state meet specific minimum standards in over five regulatory areas to be considered for accreditation. The accreditation program is an ongoing process and once accredited, a state must enact any new or modified standards approved by the NAIC within two years following adoption. As of December 31, 2010, Pennsylvania, New Jersey, and California, the states in which our insurance company subsidiaries are domiciled, were accredited.

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

State insurance laws and regulations require us to participate in mandatory property-liability “shared market,” “pooling” or similar arrangements that provide certain types of insurance coverage to individuals or others who otherwise are unable to purchase coverage voluntarily provided by private insurers. Shared market mechanisms include assigned risk plans; fair access to insurance requirements or “FAIR” plans; and reinsurance facilities, such as the New Jersey Unsatisfied Claim and Judgment Fund. In addition, some states require insurers to participate in reinsurance pools for claims that exceed specified amounts. Our participation in these mandatory shared market or pooling mechanisms generally is related to the amounts of our direct writings for the type of coverage written by the specific arrangement in the applicable state. For the three years ended December 31, 2010, 2009 and 2008, we received earned premiums from these arrangements in the amounts of $452,000, $918,000, and $1,233,000, respectively, and incurred losses and loss adjustment expenses from these arrangements in the amounts of ($269,000), $31,000, and $1,043,000, respectively.  Because we do not have a significant amount of direct writings in the coverages written under these arrangements, we do not anticipate that these arrangements will have a material effect on us in the future. However, we cannot predict the financial impact of our participation in any shared market or pooling mechanisms that may be implemented in the future by the states in which we do business.

Guaranty Fund Laws

All states have guaranty fund laws under which insurers doing business in the state can be assessed to fund policyholder liabilities of insolvent insurance companies. The states in which our insurance companies do business have such laws. Under these laws, an insurer is subject to assessment depending upon its market share in the state of a given line of business. For the years ended December 31, 2010, 2009 and 2008, we incurred approximately $99,000, $225,000, and $98,000, respectively, in assessments pursuant to state insurance guaranty association laws.  We establish reserves relating to insurance companies that are subject to insolvency proceedings when we are notified of assessments by the guaranty associations. We cannot predict the amount and timing of any future assessments on our insurance companies under these laws.

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

All dividends from MIC to MIG require prior notice to the Pennsylvania Insurance Department. All “extraordinary” dividends require advance approval. A dividend is deemed “extraordinary” if, when aggregated with all other dividends paid within the preceding 12 months, the dividend exceeds the greater of (a) statutory net income (excluding realized capital gains) for the preceding calendar year or (b) 10% of statutory surplus as of the preceding December 31.  As of December 31, 2010, the amount available for payment of dividends from MIC in 2011, without the prior approval, is approximately $8.2 million.

All dividends from FPIC to FPIG (wholly owned by MIG) require prior notice to the California Department of Insurance. All “extraordinary” dividends require advance approval. A dividend is deemed “extraordinary” if, when aggregated with all other dividends paid within the preceding 12 months, the dividend exceeds the greater of (a) statutory net income for the preceding calendar year or (b) 10% of statutory surplus as of the preceding December 31.  As of December 31, 2010, the amount available for payment of dividends from FPIC in 2011, without the prior approval, is approximately $7.7 million.

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

EMPLOYEES

All of our employees are employed directly by BICUS, a wholly owned subsidiary of MIC. Our insurance companies do not have any employees. BICUS provides management services to all of our insurance companies. As of December 31, 2010, the total number of full-time equivalent employees of BICUS was 209. None of these employees are covered by a collective bargaining agreement, and BICUS believes that its employee relations are positive.

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

ITEM 1A. RISK FACTORS

Risks Relating to Our Business and Industry

General Economic Conditions

A disruption in world financial markets could adversely affect demand for the Group’s products and credit risk associated with agents, customers, and reinsurers, as well as adversely affecting the Group’s investment portfolio value and investment income. Disrupted markets could  also adversely affect the Group’s ability  to raise additional capital if it needed to do so in the future.

A prolonged downturn in the construction segment of the economy would have a continued negative effect on the Group’s premium volume through fewer construction risks to insure and reduced premiums for those contractors that remain in business.

During 2008 and 2009, there were significant disruptions to the financial and equity markets.  This resulted from, in part, failures of financial institutions on an unprecedented scale, and caused a significant reduction in liquidity and trading flows in the credit markets. Such impacts affected the valuations of both the fixed income and equity securities held by the Group.  While 2010 was absent such disruption, if the financial and equity markets suffer adverse performance in the future, the Group’s business and stockholders’ equity could be adversely affected.

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

- our loss history and the industry’s loss history;

- information regarding each claim for losses;

- legislative enactments, judicial decisions and legal developments regarding damages;

- changes in political attitudes; and

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

Many of our competitors offer internet-based quoting and/or policy issuance systems to their agents.  Our ability to compete with marketplace technology advances could adversely affect our ability to write business and service accounts with the agency force, and could adversely impact our results of operations and financial condition.

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

Dividends

Our subsidiaries may declare and pay dividends to MIG (the holding company) only if they are permitted to do so under the insurance regulations of their respective state of domicile.  If our insurance subsidiaries are unable to pay adequate dividends to us through their respective holding companies, our ability to pay shareholder dividends would be affected.  All of the states in which our subsidiaries are domiciled regulate the payment of dividends. States, including New Jersey, Pennsylvania, and California require that we give notice to the relevant state insurance commissioner prior to our subsidiaries making any dividends and distributions to us.  During the notice period, the state insurance commissioner may disallow all or part of the proposed dividend upon determination that: (i) the insurer's surplus is not reasonable in relation to its liabilities and adequate to its financial needs and those of the policyholders, or (ii) in the case of New Jersey, the insurer is otherwise in a hazardous financial condition.  In addition, insurance regulators may block dividends or other payments to affiliates that would otherwise be permitted without prior approval upon determination that, because of the financial condition of the insurance subsidiary or otherwise, payment of a dividend or any other payment to an affiliate would be detrimental to an insurance subsidiary's policyholders or creditors.

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

Technology

Our business is increasingly dependent on computer and internet-enabled technology.   Our ability to anticipate or manage problems with technology associated with scalability, security, functionality or reliability could adversely affect our ability to write business and service accounts, and could adversely impact our results of operations and financial condition.

Acquisitions

We last made an acquisition in 2005 and evaluate additional acquisitions as part of our long term business strategy.  These types of transactions involve significant challenges and risks that the acquisition will not advance our business strategy, that we won’t realize a satisfactory return on the investment we make, or that we may experience difficulty in the integration of new employees, business systems, and technology or diversion of management’s attention from our other businesses.  These factors could adversely affect our operating results and financial condition.

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

FPIC owns a 41,000 square foot building it constructed in 2009 at a cost of $5.1 million, which serves as its headquarters and operations facility. FPIC also owns a townhouse, used for corporate purposes, in Rocklin, California carried at $0.3 million at December 31, 2010.

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

Litigation Relating to the Merger Agreement with United Fire and Casualty Company

Rubin v. Mercer Insurance Group, Inc., et al.

A putative class action lawsuit relating to the merger was filed in the Superior Court of New Jersey of Mercer County, Chancery Division (the “Court”).  The complaint, which purports to be brought as a class action on behalf of all of Mercer’s shareholders, excluding the members of our board of directors, alleges that the consideration that shareholders will receive in connection with the merger is inadequate and that Mercer’s directors breached their fiduciary duties to shareholders in negotiating and approving the merger agreement.  The complaint also alleges that Mercer failed to adequately disclose the “auction” process undertaken by Mercer prior to entering into the merger agreement, information regarding the owners of the outstanding options to purchase Mercer common stock and the owners of restricted stock units, and the accurate financial condition of Mercer.  The complaint further alleges that United Fire, Acquisition Corp., and Mercer aided and abetted the alleged breaches by Mercer’s directors.  The complaint seeks various forms of relief, including injunctive relief that would, if granted, prevent the merger from being consummated in accordance with the agreed-upon terms.  The defendants believe that the allegations are without merit and intend to defend the action vigorously.

Braun v. Mercer Insurance Group, Inc., et al.

On December 29, 2010, a second group of shareholders filed a putative class action lawsuit relating to the merger in the Court against Mercer, its directors, United Fire, and Acquisition Corp.  Like the Rubin lawsuit, the plaintiffs claim that the consideration that shareholders will receive in connection with the merger is inadequate.  The complaint alleges that Mercer’s directors breached their fiduciary duties to the shareholders in negotiating and approving the merger agreement by failing to engage in a market check to assess the value of Mercer and to ensure that the merger maximized shareholder value.  The complaint further alleges that United Fire aided and abetted the alleged breaches by Mercer’s directors.  The complaint seeks various forms of relief, including injunctive relief that would, if granted, prevent the merger from being consummated in accordance with the agreed-upon terms.  The defendants believe that the allegations are without merit and intend to defend the action vigorously.

The Rubin and Braun cases were consolidated by the Court on February 25, 2011.   Subsequently, the defendants and the plaintiffs in the lawsuits entered into a memorandum of understanding dated as of March 4, 2011, regarding settlement of the lawsuits.  In connection with the settlement, the parties agreed that the Company would make certain additional disclosures to its shareholders relating to the proposed merger, in addition to the information contained in the proxy statement issued in connection with the Merger Agreement.

The memorandum of understanding also contemplates that the parties will seek to enter into and present to the Court a stipulation of settlement.  The stipulation of settlement will be subject to customary conditions, including Court approval.  In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Court will consider the fairness, reasonableness and adequacy of the settlement.  There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Court will approve the settlement even if the parties were to enter into such a stipulation.  In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.  If the Court approves the settlement, the settlement will resolve all of the claims that were or could have been brought in the lawsuits, including all claims relating to the Merger, the Merger Agreement and any disclosure made in connection therewith.

The Company and the other defendants have vigorously denied, and continue to vigorously deny, that they have committed, or aided and abetted in the commission of, any violation of law or engaged in any of the wrongful acts that were or could have been alleged in the lawsuits, and expressly maintain that they diligently and scrupulously complied with their fiduciary and other legal duties and are entering into the contemplated settlement solely to eliminate the burden and expense of further litigation, to put the claims that were or could have been asserted to rest, and to avoid any possible delay in the consummation of the Merger.  Nothing in this annual report, the parties’ memorandum of understanding or any stipulation of settlement shall be deemed to be an admission of liability or wrongdoing by any defendant in the lawsuits nor shall anything in this annual report, the parties’ memorandum of understanding or any stipulation of settlement be deemed an admission of the materiality of any of the additional disclosures that the Company agreed to make in connection with entering into the memorandum of understanding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Group’s common stock trades on the NASDAQ National Market under the symbol “MIGP”. As of January 28, 2011, the Group had 264 certificated accounts holding approximately .6 million shares, with the balance of the outstanding shares held in street name.

The payment of shareholder dividends is subject to the discretion of the MIG’s Board of Directors which considers, among other factors, the Group’s operating results, overall financial condition, capital requirements and general business conditions.  MIG began paying quarterly dividends of $0.05 per common share in the second quarter of 2006.  On April 16, 2008, MIG’s Board of Directors increased the quarterly dividend from $0.05 per share of common stock to $0.075 per share of common stock, effective with the payment of the June 27, 2008 dividend.  On April 14, 2010, MIG’s Board of Directors increased the quarterly dividend from $0.075 per share of common stock to $0.10 per share of common stock, effective with the payment of the June 28, 2010 dividend.  The amount of dividends paid during 2010 and 2009 totaled $2.4 million and $1.9 million, respectively.  The shareholder dividend was funded from the Group’s insurance companies, for which approval was sought and received (where necessary) from each of the insurance companies’ primary regulators.  Pursuant to the terms of the Merger Agreement we have discontinued the quarterly dividend.

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

The range of closing prices of the Group’s stock, traded on the NASDAQ Global Select Market, during 2010 was between $27.99 and $16.47 per share. The range of closing prices during each of the quarters in 2010 and 2009 is shown below:

	4th Quarter		3rd Quarter		2nd Quarter		1st Quarter
	2010	2009	2010	2009	2010	2009	2010	2009
Share price range:
High	$27.99	$19.10	$17.81	$19.26	$18.91	$17.66	$19.11	$15.25
Low	$17.70	$17.12	$16.47	$16.64	$16.56	$14.20	$16.90	$12.00

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

The Group purchased 315 shares from employees in connection with the vesting of restricted stock in 2010, with none of those shares repurchased in the fourth quarter of 2010. No other repurchases were made in the fourth quarter. These repurchases were made to satisfy tax withholding obligations with respect to those employees and the vesting of their restricted stock. These tax-withholding shares were purchased at the current market value of the Group’s common stock on the date of purchase, and were not purchased as part of the publicly announced program.

The Merger Agreement prohibits the Group from repurchasing any shares of the Group’s common stock.

Performance Graph

Set forth below is a line graph comparing the cumulative total shareholder return on the Group’s Common Stock to the cumulative total return of the Nasdaq Stock Market (symbol: IXIC) and the Nasdaq Insurance Index (symbol:IXIS) for the period commencing December 31, 2005 and ended December 31, 2010.

	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010
Mercer Insurance Group, Inc.	100	136	122	87	128	201
Nasdaq Companies Index	100	110	120	72	103	120
Nasdaq Insurance Index	100	112	111	98	99	113

The graph assumes $100 was invested on December 31, 2005, in the Group’s Common Stock and each of the indices, and that dividends were reinvested.  The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for MIG at and for each of the years in the five year period ended December 31, 2010. You should read this data in conjunction with the Group’s consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this report.

	Years Ended December 31,
	2010		2009		2008		2007		2006
	(Shares and dollars in thousands, except per share amounts)
Revenue Data:
Direct premiums written	$148,509		$153,045		$165,377		$182,907		$185,745
Net premiums written	132,696		137,830		147,352		159,667		145,791
Statement of Earnings Data:
Net premiums earned	135,964		140,413		152,577		146,675		137,673
Investment income, net of expenses	13,878		14,198		13,936		13,053		10,070
Net realized investment gains / (losses)	1,786		621		(7,072)		24		151
Total revenue	153,558		157,312		161,462		161,681		149,929
Net income (7)	14,736		13,821		8,234		14,235		10,635
Comprehensive income (1)(7)	17,831		23,547		5,832		16,316		10,599
Balance Sheet Data (End of Period):
Total assets	603,595		595,354		568,986		546,435		506,967
Total investments and cash	434,015		414,875		381,333		363,748		315,286
Stockholders' equity	177,550		160,208		137,270		133,406		115,839
Ratios:
GAAP combined ratio (2)(7)	96.4%		97.6%		98.1%		95.8%		97.0%
Statutory combined ratio (3)(7)	97.1%		97.5%		98.5%		94.4%		95.2%
Statutory premiums to-surplus ratio (4)	0.84	x	0.95	x	1.17	x	1.26	x	1.23	x
Yield on average investments, before tax (5)	3.3%		3.6%		3.8%		3.9%		3.4%
Return on average equity	8.7%		9.3%		6.1%		11.4%		9.7%
Per-share data:
Net income:
Basic (7)	2.34		2.23		1.32		2.32		1.77
Diluted (7)	2.28		2.18		1.30		2.25		1.71
Dividends to stockholders	0.38		0.30		0.28		0.20		0.15
Stockholders' equity	27.88		25.63		22.21		21.48		19.06
Weighted average shares: (6)
Basic	6,306		6,212		6,217		6,144		6,023
Diluted	6,466		6,345		6,344		6,325		6,222

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

•  underlying settlement costs, including medical and legal costs;

•  change in judgment over key assumptions.

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

We maintain bulk and IBNR reserves (usually referred to as “IBNR reserves”) to provide for claims already incurred that have not yet been reported (and which often may not yet be known to the insured) and for future developments on reported claims. The IBNR reserve is determined by estimating our insurance companies’ ultimate net liability for both reported and incurred but not reported claims and then subtracting both the case reserves and payments made to date for reported claims; as such, the “IBNR reserves” represent the difference between the estimated ultimate cost of all claims that have occurred or will occur and the reported losses and loss adjustment expenses. Reported losses include cumulative paid losses and loss adjustment expenses plus aggregate case reserves. A relatively large proportion of our gross and net loss reserves, particularly for long tail liability classes, are reserves for IBNR losses. Approximately 79% of our aggregate gross loss reserves at December 31, 2010 and 2009, were bulk and IBNR reserves.

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

The Bornhuetter-Ferguson expected loss projection method based on reported loss data relies on the assumption that remaining unreported losses are a function of the total expected losses rather than a function of currently reported losses. The expected losses used in this analysis are selected judgmentally based upon the historical relationship between premiums and losses for more mature accident years, adjusted to reflect changes in average rates and expected changes in claims frequency and severity. The expected losses are multiplied by the unreported percentage to produce expected unreported losses. The unreported percentage is calculated as one minus the reciprocal of the selected reported loss development factors. Finally, the expected unreported losses are added to the current reported losses to produce ultimate losses.

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

Reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at December 31, 2010.

For further information relating to the determination of loss and loss adjustment expense reserves, please see the discussion under “Loss and Loss Adjustment Expense Reserves” contained in ITEM 1. “Business” of this Form 10-K.

Investments

Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in stockholders’ equity as a component of accumulated other comprehensive income and, accordingly, have no effect on net income. A decline in fair value of an investment below its cost that is deemed other than temporary and due to credit concerns is charged to earnings as a realized loss. We monitor our investment portfolio and review investments that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary. These evaluations involve judgment and consider the magnitude and reasons for a decline and the prospects for the fair value to recover in the near term.  Adverse investment market conditions, poor operating performance, or other adversity encountered by companies whose stock or fixed maturity securities we own could result in other than temporary impairment charges in the future. Our policy on impairment of value of investments is as follows: if a security has a market value below cost it is considered impaired. For any such security a review of the financial condition and prospects of the company will be performed by the Investment Committee to determine if the decline in market value is other than temporary.  If it is determined that the decline in market value is “other than temporary” and caused by credit concerns, the carrying value of the security will be written down to “realizable value” and the amount of the write down accounted for as a realized loss.  “Realizable value” is defined for this purpose as the market price of the security. Write down to a value other than the market price requires objective evidence in support of that value.

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

In the years ended December 31, 2010, 2009 and 2008, we recorded a pre-tax charge to earnings of $0.1 million, $0.8 million and $6.2 million, respectively, for write-downs of other than temporarily impaired securities (OTTI).

In 2010, the Group recorded a pre-tax charge to earnings of $115,000 for write-downs of other-than-temporarily impaired securities, of which $89,000 related to two fixed income securities and $26,000 related to one equity security.  The write-downs of fixed income securities were attributable to credit issues, and accordingly recognized as realized investment losses in the consolidated statement of earnings. The equity security impairment related to a common stock security, which demonstrated weakening fundamentals in its business.

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

The Company is party to a consolidated lawsuit associated with the Merger Agreement.  Under the terms of a memorandum of understanding executed with the plaintiffs, the Company expects to settle the lawsuit including the payment of plaintiffs’ counsel fees.  Such fees will either be agreed upon by the parties or determined via the Court, subject to the terms of the memorandum of understanding.  The Company carries directors and officers liability insurance that provides a primary liability limit of $5 million, which includes defense costs, subject to a $250,000 deductible.  It is expected that the settlement of plaintiffs’ counsel fees associated with this lawsuit will be within the limits of liability provided by the directors’ and officers’ liability insurance.  Please see the discussion under “Legal Proceedings - Litigation Relating to the Merger Agreement with United Fire and Casualty Company” in Item 3.

RESULTS OF OPERATIONS

Revenue and income by segment is as follows for the years ended December 31, 2010, 2009 and 2008.

	December 31
	2010	2009	2008
	(In thousands)
Revenues:
Net premiums earned:
Commercial lines	$116,874	$120,871	$132,425
Personal lines	19,090	19,542	20,152
Total net premiums earned	135,964	140,413	152,577
Net investment income	13,878	14,198	13,936
Realized investment gains / (losses)	1,786	621	(7,072)
Other	1,930	2,080	2,021
Total revenues	153,558	157,312	161,462
Income before income taxes:
Underwriting income (loss):
Commercial lines	8,307	4,332	4,246
Personal lines	(3,352)	(956)	(1,423)
Total underwriting income	4,955	3,376	2,823
Net investment income	13,878	14,198	13,936
Realized investment gains / (losses)	1,786	621	(7,072)
Other	197	657	703
Income before income taxes	$20,816	$18,852	$10,390

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

The availability of reinsurance at reasonable pricing is an important part of our business. Effective January 1, 2009, we increased our retention to $1,000,000 (from a maximum retention of $850,000 in 2008) on the casualty, property and workers’ compensation lines of business. As we increase the net retention of the business we write, net premiums written and earned will increase and ceded losses will decrease.  The impact of increased retentions under our reinsurance program was offset in part by a decline in direct written premiums due to the contraction of the economy in our markets and the competitive marketplace, particularly as it relates to new construction contractors we insure. As older reinsurance treaties run off, the impact described above of the new reinsurance program will become more evident in net premiums written, net premiums earned and net losses incurred.

We write homeowners insurance only in New Jersey and Pennsylvania, and personal automobile insurance only in Pennsylvania. Personal lines insurance is not written in any other states in which we do business.

The key elements of our business model are the sale of properly priced and underwritten personal and commercial property and casualty insurance through independent agents and the investment of the premiums in a manner designed to assure that claims and expenses can be paid while providing a return on the capital employed.  Loss trends and investment performance are critical factors in influencing the success of the business model.  These factors are affected by the factors impacting the insurance industry in general and factors unique to us as described in the following discussion.

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

The components of income for 2010 and 2009, and the change and percentage change from year to year, are shown in the charts below.  The accompanying narrative refers to the statistical information displayed in the chart immediately above the narrative.

2010 vs. 2009 Income	2010	2009	Change		% Change
	(Dollars in thousands)
Commercial lines underwriting income	$8,307	$4,332	$3,975		91.8%
Personal lines underwriting loss	(3,352)	(956)	(2,396)		(250.6	) %
Total underwriting income	4,955	3,376	1,579		46.8%
Net investment income	13,878	14,198	(320)		(2.3	) %
Net realized investment gains	1,786	621	1,165		N/M
Other	1,930	2,080	(150)		(7.2	) %
Interest expense	(1,419)	(1,423)	4		(0.3	) %
Merger-related expenses	(314)	-	(314)		N/M
Income before income taxes	20,816	18,852	1,964		10.4%
Income taxes	6,080	5,031	1,049		20.9%
Net Income	$14,736	$13,821	$915		6.6%

Loss/ LAE ratio (GAAP)	61.6%	61.3%	0.3%
Underwriting expense ratio (GAAP)	34.8%	36.3%	(1.5	) %
Combined ratio (GAAP)	96.4%	97.6%	(1.2	) %

Loss/ LAE ratio (Statutory)	62.1%	61.8%	0.3%
Underwriting expense ratio (Statutory)	35.0%	35.7%	(0.7	) %
Combined ratio (Statutory)	97.1%	97.5%	(0.4	) %

(N/M means  “not meaningful”)

Underwriting income in 2010 was $5.0 million, as compared to $3.4 million in 2009. Our GAAP combined ratio for 2010 was 96.4%, as compared to a combined ratio for the prior year of 97.6%. The statutory combined ratio for 2010 and 2009 was 97.1% and 97.5%, respectively.  See the discussion below relating to commercial and personal lines performance.

Net investment income decreased $0.3 million or 2.3% to $13.9 million in 2010 as compared to $14.2 million in 2009. This decrease was driven by a low interest rate environment in the first three quarters of the year, as maturing and sold fixed income securities were reinvested at lower rates combined with an increase in the allocation of expense to the investment function of the Company.

Net realized investment gains amounted to $1.8 million in 2010, as compared to $0.6 million in 2009. The Group had gains on the sales of securities of $2.0 million and $0.9 million, and write-downs of other than temporary impairments of $0.1 million and $0.8 million, in 2010 and 2009, respectively. The Group also recorded a loss on the mark-to-market of interest rate swaps in 2010 of $0.1 million, and a gain in 2009 of $0.5 million. These interest rate swaps were entered into to convert the floating interest rate to a fixed rate on the Group’s trust preferred securities obligations, and the mark-to-market gains or losses are recorded as realized gains or losses. See also the discussion of other than temporary impairments on investment securities in the “Critical Accounting Policies” section.

Other revenue of $1.9 million and $2.1 million in 2010 and 2009, respectively, represents primarily service charges recorded on insurance premium payment plans.

Interest expense of $1.4 million and $1.4 million in 2010 and 2009, respectively, represents interest expense on the trust preferred securities obligations of FPIG.

Charts and discussion relating to each of our segments (commercial lines underwriting, personal lines underwriting, and the investment segment) follow with further discussion below.

2010 vs. 2009 Revenue	2010	2009	Change	% Change
	(In thousands)
Direct premiums written	$148,509	$153,045	$(4,536)	(3.0	) %
Net premiums written	132,696	137,830	(5,134)	(3.7	) %
Net premiums earned	135,964	140,413	(4,449)	(3.2	) %
Net investment income	13,878	14,198	(320)	(2.3	) %
Net realized investment gains	1,786	621	1,165	N/M
Other revenue	1,930	2,080	(150)	(7.2	) %
Total revenue	$153,558	$157,312	$(3,754)	(2.4	) %

(N/M means  “not meaningful”)

Total revenues declined to $153.6 million in 2010 from $157.3 million in 2009 due to lower net premiums written, offset by a slightly larger net realized investment gain in 2010 as compared to 2009.  Net premiums written decreased $5.1 million, or 3.7%, to $132.7 million in 2010, as compared to $137.8 million in 2009.  Net premiums earned totaled $136.0 million in 2010, as compared to $140.4 million in 2009, representing a 3.2%, or $4.4 million, decrease.

Direct premiums written decreased 3.0%, or $4.5 million, to $148.5 million as a result of the weak economy, particularly in California, and competition in our all of our market places. The decline in net premiums written and net premiums earned is attributable to the decline in direct written premium, combined with a decrease in assumed premiums from participation in mandatory residual markets. The decrease in direct premiums written includes a $1.8 million reduction in surety written premium due to the weak economy and tightened underwriting criteria.

     As in the past few years, the decline in year-to-date direct premiums written reflects reduced levels of economic activity in our operating territories, predominantly California. In addition, the current market continues to be very competitive, with pricing and coverage competition present in all classes of commercial accounts, package policies, commercial automobile policies and in the Pennsylvania personal auto market and Pennsylvania and New Jersey homeowners markets, all of which presents a challenge in retaining our accounts on renewal, or renewing a policy at the expiring premium. Competition also continues on large accounts, including East Coast habitational and California construction contracting programs, as competitors compete for these higher premium accounts. Pricing in the property and casualty insurance industry historically has been and remains cyclical. During a soft market cycle, such as the current market condition, price competition is prevalent, which makes it challenging to write and retain properly priced personal and commercial lines business. We continue to work with our agents to target classes of business and accounts compatible with our underwriting appetite, which includes certain types of religious institution risks, contracting risks, small business risks and property risks. Despite the pricing pressures of the marketplace, management maintains a strong focus on its policy of disciplined underwriting and pricing standards, declining business which it determines is inadequately priced for its level of risk.

Audit premium is derived principally from the contractor book of business written by FPIC. The premium on these policies is estimated at policy inception based on a prediction of the volume of the insured’s business operations during the policy period. In addition to endorsing the policy throughout the policy period based on known information, at policy expiration FPIC may conduct an audit of the insured’s business operations in order to adjust the policy premium from an estimate to actual. Contractor liability policy premium tends to vary with local construction activity as well as changes in the nature of the contractor’s operations. The decline in construction related activity and failing businesses in the construction industry caused by the weak California economy has impacted both the volume of premium for the contractor in-force book of business (as well as reducing related exposures) and the related audit premium on expiring policies. Audits, primarily of construction related policies, generated return premium of $3.5 million and $3.7 million in 2010 and 2009, respectively.

Despite the competitive market conditions and weakened economy, the Group’s policy retention on renewal has been favorable across most product lines and the Group has been able to grow its policy count, aided through the introduction of new products. In the fourth quarter of 2008, a new Business Owners Policy for California risks was introduced. This product targets small to medium sized businesses, which have been shown to be somewhat less price sensitive and demonstrate higher renewal retention than larger accounts. In 2009 and 2010, a new contracting product which specializes in covering artisan contractors was introduced in Arizona, California, Nevada and Oregon. Artisan contractors primarily provide repair and maintenance services, and this segment tends to experience less severe market fluctuations compared to the construction industry.  These products continued to grow during 2010.  We also began writing refuse haulers in our east coast markets and introduced a garage liability product.

Net Investment Income is discussed below.

2010 vs. 2009 Investment Income and Realized Gains	2010	2009	Change	% Change
	(In thousands)
Fixed income securities	$15,809	$15,949	$(140)	(0.9	) %
Dividends	250	283	(33)	(11.7	) %
Cash, cash equivalents & other	140	159	(19)	(11.9	) %
Gross investment income	16,199	16,391	(192)	(1.2	) %
Investment expenses	2,321	2,193	128	5.8%
Net investment income	$13,878	$14,198	$(320)	(2.3	) %

Net realized (losses)/gains - fixed income securities	$1,638	$(293)	$1,931	N/M
Net realized gains - equity securities	254	395	(141)	N/M
Mark-to-market valuation gain/(loss) for interest rate swaps	(106)	519	(625)	N/M
Net realized gains	$1,786	$621	$1,165	N/M

(N/M means “not meaningful”)

In 2010 net investment income decreased $0.3 million, or 2.3%, to $13.9 million, as compared to $14.2 million in 2009. This decrease was driven by a low interest rate environment in the first three quarters of the year, as maturing and sold fixed income securities were reinvested at lower rates combined with an increase in the allocation of expense to the investment function of the Company.

In 2010 investment income on fixed income securities decreased $0.1 million, or (0.9%), to $15.8 million, as compared to $15.9 million in 2009. This was driven by the low interest rate environment for reinvestment of securities noted above.  Our tax equivalent yield (yield adjusted for tax-benefit received on tax-exempt securities) on fixed income securities decreased slightly to 4.63% in 2010, as compared to 5.14% in 2009.

Dividend income declined 11.7% to $250,000 in 2010, as compared to $283,000 in 2009, due to a reduction dividend paying equities in the portfolio during 2010.  Interest income on cash and cash equivalents declined $19,000, or 11.9%, to $140,000 in 2010, as compared to $159,000 in 2009, primarily as a result of extremely low short term yields in 2010. Investment expenses increased $128,000 to $2.3 million in 2010, from $2.2 million in 2009.

     Net realized investment gains amounted to $1.8 million in 2010, as compared to $0.6 million in 2009. The Group had gains on the sales of securities of $2.0 million and $0.9 million, and write-downs of other than temporary impairments of $0.1 million and $0.8 million, in 2010 and 2009, respectively. The Group also recorded a loss on the mark-to-market of interest rate swaps in 2010 of $0.1 million, and a gain in 2009 of $0.5 million. We have three ongoing interest rate swap agreements to hedge against interest rate risk on our floating rate trust preferred securities obligations. The estimated fair value of the interest rates swaps is obtained from the third-party financial institution counterparty. We mark the investments to market using these valuations and record the change in the economic value of the interest rate swaps as a realized gain or loss in the consolidated statement of earnings. See also the discussion of other than temporary impairments on investment securities in the “Critical Accounting Policies” section.

 Fixed income investments represent 95.0% of invested assets.  As of December 31, 2010, the fixed income portfolio consists of 99.7% investment grade securities, with 0.3% non-investment grade rated securities, which includes one corporate security held with a  market value of $0.5 million, three asset-backed securities held with a combined market value of $0.7 million, and one mortgage-backed security with a market value of $0.1 million.  The fixed income portfolio has an average rating of Aa3/AA- and an average tax equivalent book yield of 4.63%.

Among our portfolio holdings, the only direct subprime exposure consists of asset-backed securities (ABS) within the home equity subsector.  The ABS home equity subsector totaled $0.5 million on December 31, 2010, representing 2.8% of the ABS holdings and 0.1% of total fixed income portfolio holdings.  The subprime related exposure consists of three individual securities, of which two are insured by monolines against default of principal and interest.  However, since FGIC is no longer rated and AMBAC has been downgraded to Caa2/R, the two insured securities are now rated according to the higher of the underlying collateral or the monoline rating.  One bond is rated Caa1/D while the other is rated Ca/D.  With regard to the remaining security without monoline insurance, it is rated C/B by Moody’s and S&P, respectively.

The estimated fair value and unrealized loss for securities in a temporary unrealized loss position as of December 31, 2010 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
U.S. government and government agencies	$-	$-	$-	$-	$-	$-
Obligations of states and political
subdivisions	9,726	277	-	-	9,726	277
Corporate securities	23,163	449	-	-	23,163	449
Agency mortgage-backed securities	6,102	135			6,102	135
Non-aency mortgage-backed securities	-	-	-	-	-	-
Asset-backed securities	1,484	14	-	-	1,484	14
Total fixed maturities	40,475	875	-	-	40,475	875
Total equity securities	181	5	-	-	181	5
Total securities in a temporary
unrealized loss position	$40,656	$880	$-	$-	$40,656	$880

Fixed maturity investments with unrealized losses for less than twelve months are primarily due to changes in the interest rate environment.  At December 31, 2010 the Group has no fixed maturity securities with unrealized losses for more than twelve months.

There are two common stock securities that are in an unrealized loss position at December 31, 2010.  Both of these securities have been in an unrealized loss position for less than one month.  The Group does not believe these declines are other than temporary as a result of reviewing the circumstances of each such security in an unrealized loss position.  The Group currently has the ability and intent to hold these securities until recovery.

The following table summarizes the period of time that equity securities sold at a loss during 2010 had been in a continuous unrealized loss position:

	Fair
	Value on	Realized
Period of Time in an Unrealized Loss Position	Sale Date	Loss
	(In thousands)
0-6 months	$468	$73
7-12 months	209	57
More than 12 months	-	-
Total	$677	$130

The equity securities sold at a loss had been expected to appreciate in value, but were sold due to a desire to reduce exposure to certain issuers and industries or in light of difficult economic conditions.

Results of our Commercial Lines segment were as follows:

2010 vs. 2009 Commercial Lines (CL)	2010	2009	Change		% Change
	(Dollars in thousands)
CL Direct premiums written	$127,353	$131,514	$(4,161)		(3.2	) %
CL Net premiums written	$113,752	$118,410	$(4,658)		(3.9	) %
CL Net premiums earned	$116,874	$120,871	$(3,997)		(3.3	) %

CL Loss/ LAE expense ratio (GAAP)	58.2%	60.0%	(1.8	) %
CL Expense ratio (GAAP)	34.7%	36.4%	(1.7	) %
CL Combined ratio (GAAP)	92.9%	96.4%	(3.5	) %

In 2010 our commercial lines direct premiums written decreased by $4.2 million, or 3.2%, to $127.4 million, as compared to direct premium written in 2009 of $131.5 million.  The decline in direct premiums written is attributed to several factors, including a decline in construction related activity due to a weak economy, reduced surety written premium, continued negative audit premium on our contractors book, increased competition on large accounts, and increased competition in the California contractor market and the east coast habitational market.  Our California contractors book reflects the significant decrease in new construction activity in the California construction market. Since the insurance premiums for these contractors generally reflect their level of economic activity, the average premium per policy has fallen as the insured’s business has contracted, resulting in lower insurance exposures for these contractors. The retention levels in this book remain attractive, and policy count is up year-over-year, despite the decline in direct premiums written. See additional discussion above in the “2010 vs. 2009 Revenue” discussion.

In 2010 our commercial lines net premiums earned decreased by $4.0 million, or 3.3%, to $116.9 million, as compared to net premiums earned in 2009 of $120.9 million. The decrease in net premiums earned was caused by the 3.2% decline in direct premiums written.

In the commercial lines segment for 2010 we had underwriting income of $8.3 million, an increase from the underwriting income of $4.3 million in 2009, a GAAP combined ratio of 92.9%, a GAAP loss and loss adjustment expense ratio of 58.2% and a GAAP underwriting expense ratio of 34.7%, compared to a GAAP combined ratio of 96.4%, a GAAP loss and loss adjustment expense ratio of 60.0% and a GAAP underwriting expense ratio of 36.4% in 2009.  Our commercial lines loss ratio for 2010 reflects a redundancy in loss development for our commercial automobile business and a lower level of adverse prior year loss reserve development for commercial multi-peril business.

One of our strategies in this market is to introduce new products leveraging our core skills. In the fourth quarter of 2008, a new Business Owners Policy for California risks was introduced.  This product targets small to medium sized businesses, which have been shown to be somewhat less price sensitive and demonstrating higher renewal retention than larger accounts. This product also helps to balance FPIC’s business between property and casualty exposures. In 2009, a new contracting product which specializes in covering artisan contractors was introduced in Arizona and California and in Nevada and Oregon during 2010. Artisan contractors primarily provide repair and maintenance services, and this segment tends to experience less severe market fluctuations compared to the construction industry. During 2009, a new Garage Program was introduced in New Jersey and Pennsylvania, which targets repair shops, auto body shops, and gas stations. During 2010 we expanded our refuse haulers product to our east coast markets.

Results of our Personal Lines segment were as follows:

2010 vs. 2009 Personal Lines (PL)	2010	2009	Change		% Change
	(Dollars in thousands)
PL Direct premiums written	$21,156	$21,531	$(375)		(1.7	) %
PL Net premiums written	$18,944	$19,420	$(476)		(2.5	) %
PL Net premiums earned	$19,090	$19,542	$(452)		(2.3	) %

PL Loss/ LAE expense ratio (GAAP)	82.5%	69.4%	13.1%
PL Expense ratio (GAAP)	35.1%	35.5%	(0.4	) %
PL Combined ratio (GAAP)	117.6%	104.9%	12.7%

Personal lines direct premiums written declined to $21.2 million in 2010 as compared to $21.5 million in 2009, representing a decline of $0.4 million or 1.7%.  Our personal lines have also been impacted by increased competition, as in the case of our commercial lines.

In the personal lines segment for 2010 we had an underwriting loss of $3.4 million, a GAAP combined ratio of 117.6%, a GAAP loss and loss adjustment expense ratio of 82.5% and a GAAP underwriting expense ratio of 35.1%, compared to an underwriting loss of $1.0 million, a GAAP combined ratio of 104.9%, a GAAP loss and loss adjustment expense ratio of 69.4% and a GAAP underwriting expense ratio of 35.5% in 2009.

Underwriting Expenses and the Expense Ratio are discussed below.

2010 vs. 2009 Expenses and Expense Ratio	2010	2009	Change		% Change
	(Dollars in thousands)
Amortization of Deferred Acquisition Costs	$37,091	$38,805	$(1,714)		(4.4	) %
As a % of net premiums earned	27.3%	27.6%	(0.3	) %
Other underwriting expenses	10,181	12,090	(1,909)		(15.8	) %
Total expenses excluding losses/ LAE	$47,272	$50,895	$(3,623)		(7.1	) %
Underwriting expense ratio	34.8%	36.3%	(1.5	) %

Underwriting expenses decreased by $3.6 million, or 7.1%, to $47.3 million in 2010, as compared to $50.9 million in 2009. The decrease in underwriting expenses primarily reflects a decrease in other underwriting expenses in 2010, primarily due to decrease profit sharing payments to agents for 2010. Additionally, beginning at the end of 2008 the Group undertook a significant expense reduction program, resulting in significant cost reductions, which are reflected in lower other underwriting expenses in 2010 and 2009 and, subject to the deferred acquisition cost methodology, to some extent in 2010 and 2009 amortization of deferred acquisition costs. Other underwriting expenses include contingent ceding commission of $1.4 million in 2010 compared to $0.6 million in 2009 reflecting favorable ceded loss development on certain reinsurance treaties, primarily FPIC pre-2007 treaties and also reflect lower share-based compensation expense.

2010 vs. 2009 Income Taxes	2010	2009	Change	% Change
	(Dollars in thousands)
Income before income taxes	$20,816	$18,852	$1,964	10.4%
Income taxes	6,080	5,031	1,049	20.9%
Net income	$14,736	$13,821	$915	6.6%
Effective tax rate	29.2%	26.7%	(2.5)%

Federal income tax expense was $6.1 million and $5.0 million for 2010 and 2009, respectively.  The effective tax rate was 29.2% and 26.7% for 2010 and 2009, respectively. The 2010 effective tax rate was higher than that of 2009 because tax-advantaged income was slightly lower in 2010.

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

Net realized investment gains amounted to $0.6 million in 2009, as compared to a realized loss of $7.1 million in 2008. The Group had gains on the sales of securities of $0.9 million and $0.6 million, and write-downs of other than temporary impairments of $0.8 million and $6.2 million, in 2009 and 2008, respectively. The Group also recorded a gain on the mark-to-market of interest rate swaps in 2009 of $0.5 million, and a loss in 2008 of $1.5 million. These interest rate swaps were entered into to convert the floating interest rate to a fixed rate on the Group’s trust preferred securities obligations, and the mark-to-market gains or losses are recorded as realized gains or losses. See also the discussion of other than temporary impairments on investment securities in the “Critical Accounting Policies” section.

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

2009 vs. 2008 Revenue	2009	2008	Change	% Change
	(In thousands)
Direct premiums written	$153,045	$165,377	$(12,332)	(7.5	) %
Net premiums written	137,830	147,352	(9,522)	(6.5	) %
Net premiums earned	140,413	152,577	(12,164)	(8.0	) %
Net investment income	14,198	13,936	262	1.9%
Net realized investment gains/(losses)	621	(7,072)	7,693	N/M
Other revenue	2,080	2,021	59	2.9%
Total revenue	$157,312	$161,462	$(4,150)	(2.6	) %

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

 Fixed income investments represent 97.5% of invested assets.  As of December 31, 2009, the fixed income portfolio consisted of 99% investment grade securities, with 1% non-investment grade rated securities, which includes three corporate securities held with a combined market value of $1.3 million, three asset-backed securities held with a combined market value of $0.6 million, one mortgage-backed security with a market value of $0.1 million, and one small tax-exempt municipal bond.  The fixed income portfolio had an average rating of Aa3/AA and an average tax equivalent book yield of 5.14%.

Among our portfolio holdings, the only direct subprime exposure consisted of asset-backed securities (ABS) within the home equity subsector.  The ABS home equity subsector totaled $0.5 million on December 31, 2009, representing 3.21% of the ABS holdings and 0.14% of total fixed income portfolio holdings.  The subprime related exposure consisted of three individual securities, of which two are insured by monolines against default of principal and interest.  However, since FGIC is no longer rated and AMBAC has been downgraded to Caa2/CC, the two insured securities are now rated according to the higher of the underlying collateral or the monoline rating.  One bond is rated Ba3/BB while the other is rated Caa2/CCC.  With regard to the remaining security without monoline insurance, it is rated A3/B by Moody’s and S&P, respectively.

The estimated fair value and unrealized loss for securities in a temporary unrealized loss position as of December 31, 2009 were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
U.S. government and government agencies	$2,406	$21	$-	$-	$2,406	$21
Obligations of states and political
subdivisions	1,889	61	1,478	95	3,367	156
Corporate securities	18,561	256	460	36	19,021	292
Agency mortgage-backed securities	2,165	31	-	-	2,165	31
Non-agency mortgage-backed securities	-	-	256	3	256	3
Asset-backed securities	768	8	-	-	768	8
Total fixed maturities	25,789	377	2,194	134	27,983	511
Total equity securities	349	25	388	8	737	33
Total securities in a temporary
temporary unrealized loss position	$26,138	$402	$2,582	$142	$28,720	$544

Fixed maturity investments with unrealized losses for less than twelve months are primarily due to changes in the interest rate environment.  At December 31, 2009 the Group had 3 fixed maturity securities with unrealized losses for more than twelve months.  Of the 3 securities with unrealized losses for more than twelve months, all of them have fair values of no less than 92% of book value. The Group does not believe these declines are other than temporary due to the credit quality of the holdings. We currently have no intention or expectation that we will have to sell these securities before recovery.

There are 4 common stock securities that were in an unrealized loss position at December 31, 2009.  All of these securities have been in an unrealized loss position for less than 6 months.  There is one preferred stock security that has been in an unrealized loss position for more than twelve months.  The Group does not believe these declines are other than temporary as a result of reviewing the circumstances of each such security in an unrealized loss position.  The Group currently has the ability and intent to hold these securities until recovery.

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

Underwriting Expenses and the Expense Ratio are discussed below.

2009 vs. 2008 Expenses and Expense Ratio	2009	2008	Change	% Change
	(Dollars in thousands)
Amortization of Deferred Acquisition Costs	$38,805	$41,684	$(2,879)	(6.9	) %
As a % of net premiums earned	27.6%	27.3%	0.3%
Other underwriting expenses	12,090	12,851	(761)	(5.9	) %
Total expenses excluding losses/ LAE	$50,895	$54,535	$(3,640)	(6.7	) %
Underwriting expense ratio	36.3%	35.7%	0.6%

Underwriting expenses decreased by $3.6 million, or 6.7%, to $50.9 million in 2009, as compared to $54.5 million in 2008. The decrease in underwriting expenses primarily reflects a decrease in the amortization of deferred acquisition costs in 2009. The amortization of deferred acquisition costs decreased in 2009 as compared to 2008 due in part to the decrease in net earned premiums. In addition, in the fourth quarter of 2008 the Group undertook a significant expense reduction program, resulting in significant cost reductions, which are reflected in lower other underwriting expenses in 2009 and, subject to the deferred acquisition cost methodology, to some extent in 2009 amortization of deferred acquisition costs. Underwriting expenses also reflect lower share-based compensation expense and lower contingent commission expense.

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

The principal source of liquidity for the Holding Company (which has modest expenses and does not currently, or for the foreseeable future, need a significant regular source of cash flow to cover these expenses other than its debt service on its indebtedness to MIC, its quarterly dividend to shareholders, and the funding necessary for any stock repurchases pursuant to the currently authorized stock repurchase program) is dividend payments and other fees received from the insurance subsidiaries, and payments it receives on the 10-year note it received from the ESOP (see below) when the ESOP purchased shares at the time of the Conversion. The Holding Company also has access to an existing credit line under which it can draw up to $7.5 million dollars, of which $3.0 million was drawn upon at December 31, 2010.

On April 16, 2008, the Holding Company was authorized by the Board of Directors to repurchase, at management’s discretion, up to 5% of its outstanding stock. Any such purchases will be funded by the Holding Company’s existing resources, dividends from subsidiaries, or the credit line, or any combination of these resources.  As of December 31, 2010, the Holding Company had purchased, pursuant to the authority granted by the Board on April 16, 2008, a total of 123,300 shares of outstanding stock at an average cost of $15.89 per share, and is holding the stock as treasury stock.  In addition, 315 and 1,303 shares of stock were repurchased from employees in 2010 and 2009, respectively, in order to pay the required tax withholdings on the vesting of restricted stock under the stock incentive plan. The Merger Agreement prohibits any further purchases of Holding Company stock.

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

MIG began paying quarterly dividends of $0.05 per common share in the second quarter of 2006.  On April 16, 2008, MIG’s Board of Directors increased the quarterly dividend from $0.05 per share of common stock to $0.075 per share of common stock, effective with the payment of the June 27, 2008 dividend. .  On April 14, 2010, MIG’s Board of Directors increased the quarterly dividend from $0.075 per share of common stock to $0.10 per share of common stock, effective with the payment of the June 28, 2010 dividend.   The amount of dividends paid during 2010 and 2009 totaled $2.4 million and $1.9 million, respectively.  The shareholder dividend was funded from the Group’s insurance companies, for which approval was sought and received (where necessary) from each of the insurance companies’ primary regulators. The Merger Agreement prohibits the Company from paying any dividends on its stock.

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

     The Group adopted a stock-based incentive plan at its 2004 annual meeting of shareholders. Pursuant to that plan, the Group may issue a total of 876,555 shares, which amount will increase automatically each year by 1% of the number of shares outstanding at the end of the preceding year. At December 31, 2010, the shares authorized under the plan have been increased under this provision to 1,270,514 shares.  During 2010, the Group made no grants of restricted stock, incentive stock options and non-qualified stock options.

Total assets increased 1%, or $8.2 million, to $603.6 million, at December 31, 2010, as compared to $595.4 million at December 31, 2009.  The Group’s cash and invested assets increased $19.1 million or 5%, primarily due to net cash provided by operating activities. Premiums receivable decreased $1.2 million or 3%,which is consistent with the 3% decline in total direct premiums written.  Reinsurance receivables decreased $6.7 million or 8%, reflecting the decrease in ceded loss and loss adjustment expense reserves.  Prepaid reinsurance premiums increased $0.5 million or 8%, principally due to changes in certain of the Group’s reinsurance contracts.  Property and equipment decreased $1.2 million, or 6%, due primarily to depreciation.  Additionally, the deferred income tax asset decreased $1.8 million or 36%, due to the change in deferred taxes on the unrealized gains on securities as well as changes in a variety of temporary differences items.

Total liabilities decreased 2% or $9.1 million, to $426.0 million at December 31, 2010 as compared to $435.1 million at December 31, 2009, primarily as a result of the decreases in loss and loss adjustment expense reserves of $6.7 million or 2%, and declines in unearned premiums of $2.8 million or 4%.  The unearned premiums decline primarily reflected the reduction in written premiums.  Accounts payable and accrued expenses declined $0.5 million and were offset by an increase in other reinsurance balances of $0.5 million or 4%.   Accounts payable and accrued expenses declined primarily due to cost saving measures reducing operating expenses.  Other reinsurance balances increased primarily as a result of increased contingent ceding commissions payable on reinsurance contracts.

Total stockholders’ equity increased $17.4 million or 11%, to $177.6 million, at December 31, 2010, from $160.2 million at December 31, 2009, primarily due to net income of $14.7 million, changes in unrealized holding gains and losses on securities of $3.1 million, stock compensation plan amortization of $0.1 million, ESOP shares committed to be allocated to participants of $1.2 million and issuance of common stock of $0.6 million, offset by stockholder dividends of $2.4 million and changes in valuation for the defined benefit pension plan of $41,000.

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

In June 2009, the FASB issued guidance that establishes the FASB Accounting Standards Codification as the source of authoritative GAAP for nongovernmental entities. The Codification will supersede all existing non-SEC accounting and reporting standards. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As the Codification did not change existing GAAP, the guidance did not have an impact on our financial condition or results of operations but did change the way the Company refers to GAAP accounting standards.

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

In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-16, Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets.  This guidance:  (i) eliminates the concept of a qualifying “special-purpose entity”; (ii) alters the requirements for transferring assets off of the reporting company’s balance sheet; (iii) requires additional disclosure about a transferor’s involvement in transferred assets; and (iv) eliminates special treatment of guaranteed mortgage securitizations.  The adoption of this guidance, which was effective for fiscal years beginning after November 15, 2009, did not impact our financial condition or results of operations.

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This guidance requires the reporting entity to perform a qualitative analysis that results in a variable interest entity (“VIE”) being consolidated if the reporting entity:  (i) has the power to direct activities of the VIE that significantly impact the VIE’s financial performance; and (ii) has an obligation to absorb losses or receive benefits that may be significant to the VIE.  This guidance also requires enhanced disclosures, including disclosure of significant judgments and assumptions as to whether a VIE must be consolidated, and how involvement with a VIE affects the company’s financial statements.  The adoption of this guidance, which was effective for fiscal years beginning after November 15, 2009, did not impact our financial condition or results of operations.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820 – Improving Disclosures about Fair Value Measurements.  This guidance requires:  (i) separate disclosure of significant transfers between Level 1 and Level 2 of the fair value hierarchy and reasons for the transfers; (ii) disclosure, on a gross basis, of purchases, sales, issuances, and net settlements within Level 3 of the fair value hierarchy; (iii) disclosures by class of assets and liabilities; and (iv) a description of the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  This guidance is effective for reporting periods beginning after December 15, 2009, except for the Level 3 disclosure requirements, which will be effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years.  We have included the disclosures required by this guidance in our notes to the consolidated financial statements, where appropriate.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This guidance expands the disclosure requirements related to the credit quality of financing receivables and their allowance for credit losses.  The majority of these requirements do not apply to our operations as we generally issue insurance policies that are effective for one year, and this guidance excludes accounts receivable that arise from the sale of goods or services with a contractual maturity of one year or less or receivables reported at fair value or the lower of cost or fair value.  This guidance is effective for interim and annual periods ending on or after December 15, 2010 and we have included the disclosures applicable to us in this Form 10-K.

Pronouncements to be effective in the future

In October 2010, the FASB issued ASU 2010-26, Financial Services-Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.  This guidance requires that only costs that are incremental or directly related to the successful acquisition of new or renewal insurance contracts are to be capitalized as a deferred acquisition cost.  This would include, among other items, sales commissions paid to agents, premium taxes, and the portion of employee salaries and benefits directly related to time spent on acquired contracts.  This guidance is effective, either with a prospective or retrospective application, for interim and annual periods beginning after December 15, 2011, with early adoption permitted.  Although we are currently evaluating the impact of this guidance, we anticipate that a significant portion of our deferred policy acquisition costs balance may be eliminated under the newly issued guidance, resulting in a reduction to GAAP equity.  Deferred policy acquisition cost totaled $18.2 million as of December 31, 2010.

In December 2010, the FASB issued ASU 2010-28,  Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  This guidance modifies Step 1 of the goodwill impairment test, which assesses whether the carrying amount of a reporting unit exceeds its fair value, for reporting units with zero or negative carrying amounts.  It requires that an entity perform Step 2 of the goodwill impairment test, which determines if goodwill has been impaired and measures the amount of impairment, if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider the qualitative factors within existing guidance that would require goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  This guidance is effective for interim and annual periods beginning after December 15, 2010.  The adoption of this guidance is not expected to impact our financial condition or results of operations.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.  This guidance relates to disclosure of pro forma information for business combinations that have occurred in the current reporting period.  It requires that an entity presenting comparative financial statements include revenue and earnings of the combined entity as though the combination had occurred as of the beginning of the comparable prior annual period only.  This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, and therefore, the adoption of this guidance and its corresponding impact will only need to be assessed to the extent that we engage in any future business combinations.

OFF BALANCE SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Group was not a party to any unconsolidated arrangement or financial instrument with special purpose entities or other vehicles at December 31, 2010 that would give rise to previously undisclosed market, credit or financing risk.

The Group and its subsidiaries have no significant contractual obligations at December 31, 2010, other than their insurance obligations under their policies of insurance, trust preferred securities, a line of credit obligation, and operating lease obligations. Projected cash disbursements pertaining to these obligations at December 31, 2010, are as follows:

	Jan. 1, 2011	Jan. 1, 2012	Jan. 1, 2014	After
	to Dec. 31,	to Dec. 31,	to Dec. 31,	Dec. 31,
	2011	2013	2015	2015	Total
	(In thousands)

Gross property and casualty insurance reserves	$66,773	81,648	49,130	107,090	$304,641
Trust preferred securities, net principal outstanding	—	—	—	15,609	15,609
Interest expense relating to trust preferred securities	1,390	2,783	2,780	24,162	31,115
Line of credit	3,000	—	—	—	3,000
Operating leases	61	79	14	—	154
Building improvements	190	—	—	—	190
Total contractual obligations	$71,414	84,510	51,924	146,861	$354,709

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

The average duration of our fixed maturity investments, excluding mortgage-backed securities that are subject to prepayment, was approximately 4.3 years as of December 31, 2010.  As a result, the market value of our investments may fluctuate in response to changes in interest rates. In addition, we may experience investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments.

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

	As of December 31, 2010 Market Value
	-100 Basis	No Rate	+100 Basis
	Point Change	Change	Point Change
	(In thousands)

Bonds and preferred stocks	$415,217	$398,286	$380,827
Cash and cash equivalents	16,345	16,345	16,345
Total	$431,562	$414,631	$397,172

Credit Risk

As of December 31, 2010, the fixed income portfolio consists of 99.7% investment grade securities, with 0.3% non-investment grade rated securities, which includes one corporate security held with a market value of $503,000, three asset-backed securities held with a combined market value of $668,000,  and one mortgage-backed security with a market value of $89,000. The fixed income portfolio has an average rating of Aa3/AA- and an average tax equivalent book yield of 4.63%.

Municipal Bond Holding Exposure

The overall credit quality, based on weighted average ratings of Standard & Poor’s (S&P) or Moody’s where S&P rating is unavailable, of the total market value of $124.6 million municipal fixed income portfolio is:

•	“AA+” including insurance enhancement
•	“AA” excluding insurance enhancement (using underlying ratings)
•	99.5% of the underlying ratings are “A-“ or better
•	88.8% of the underlying ratings are “AA-“ or better

The municipal fixed income portfolio with insurance enhancement represents $80.9 million, or 65.0% of the total municipal fixed income portfolio.

•	The average credit quality with insurance enhancement is “AA+”
•	The average credit quality of the underlying, excluding insurance enhancement, is “AA”
 •             Each municipal fixed income investment is evaluated based on its underlying credit fundamentals, irrespective of credit enhancement provided by bond insurers

The municipal fixed income portfolio without insurance enhancement represents $43.7 million, or 35.0% of the total municipal fixed income portfolio.

•	The average credit quality of those securities without enhancement is “AA+“

The following represents the Group’s municipal fixed income portfolio as of December 31, 2010:

	Average Credit Rating	Market Value	% of Total Muni Portfolio	Unrealized Gain/Loss
Uninsured Securities	AA+	$43,762,340	35%	$1,504,974

Securities with Insurance Enhancment	AA+	$80,878,028	65%	$3,739,686

Total		$124,640,368	100%	$5,244,660

The following represents the Group’s ratings on the municipal fixed income portfolio as of December 31, 2010:

	(1) Municipal Non-insured Bonds		(2) Municipal Insured Bonds (with insured rating)		(3) Municipal Insured Bonds (with underlying credit rating)		(1) + (2) Municipal Total Bonds (with insured rating)		(1) + (3) Municipal Total Bonds (with underlying credit rating)

Rating	Market Value	%	Market Value	%	Market Value	%	Market Value	%	Market Value	%

AAA	$25,325,342	57.9%	$13,882,863	17.2%	$15,624,251	19.3%	$39,208,205	31.5%	$40,949,593	32.9%
AA+	3,706,997	8.5%	45,426,928	56.2%	28,095,626	34.7%	$49,133,925	39.4%	$31,802,623	25.5%
AA	7,904,770	18.1%	13,329,505	16.5%	18,378,288	22.7%	$21,234,275	17.0%	$26,283,058	21.1%
AA-	6,248,766	14.3%	5,767,831	7.1%	5,436,754	6.7%	$12,016,597	9.6%	$11,685,520	9.4%
A+			1,728,550	2.1%	5,592,176	6.9%	$1,728,550	1.4%	$5,592,176	4.5%
A					5,801,678	7.2%			$5,801,678	4.7%
A-					1,949,255	2.4%			$1,949,255	1.6%
BBB+									$0
BBB	576,465	1.3%	742,351	0.9%			$1,318,816	1.1%	$576,465	0.5%

	$43,762,340		$80,878,028		$80,878,028		$124,640,368		$124,640,368

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

Structured Product Exposure

The Group’s structured product exposure includes residential mortgage backed securities (MBS), asset backed securities (ABS) and commercial mortgage backed securities (CMBS).  The total book value, as of December 31, 2010, was $66.3 million and represented 17.6% of the total invested fixed income assets.

MBS positions totaled $46.4 million (book value), representing 70.0% of the total structured product holdings. The MBS securities consist of both pass-through and collateralized mortgage obligation (CMO) structures.  The pass-throughs are all agency sponsored securities and have a Aaa/AAA rating.  Among the CMO’s, a majority are agency sponsored and as a result, also have a Aaa/AAA rating.  The non-agency backed securities represent 1.8% of the CMO holdings and 0.4% of total MBS holdings; of the two of non-agency CMO’s , one was rated AA by S&P and another CC by S&P.

ABS holdings totaled $15.9 million (book value), representing 24.0% of the total structured product holdings. The ABS securities consist of a diversified blend of subsectors including automobile loan and credit card receivables, home equity, rate reduction bonds, etc. Outside of three holdings of home equity (sub-prime), all other ABS securities are rated Aaa/AAA by Moody’s and S&P.

The ABS home equity subsector totaled $0.5 million (book value) on December 31, 2010, representing 2.8% of the ABS holdings, 0.7% of the total structured product holdings, and 0.1% of total fixed income portfolio holdings.  The subprime related exposure consists of three individual securities, of which two are insured by monolines against default of principal and interest.  However, since FGIC is no longer rated and AMBAC has been downgraded to Caa2/R, the two insured securities are now rated according to the higher of the underlying collateral or the monoline rating.  One bond is rated Caa1/D while the other is rated Ca/D.  With regard to the remaining security without monoline insurance, it is rated C/B by Moody’s and S&P, respectively.

The CMBS holding totaled $4.0 million (book value) on December 31, 2010, representing 6.0% of the total structured product holdings.  All CMBS holdings are AAA rated and backed by government agencies.

There are two sectors where the Group has indirect exposure to subprime securities.  These are the U.S. agency and investment grade corporate sectors.  As of December 31, 2010, the Group held $8.8 million (book value) of agency debentures, consisting predominately of Fannie Mae, Federal Home Loan Bank and Freddie Mac securities.

       The second sector of the market in which the Group has indirect exposure to subprime securities is the investment grade corporate market.  As of December 31, 2010, the Group’s portfolio held $175.7 million (book value) of corporate bonds inclusive of FDIC-insured debt issued under the Temporary Liquidity Guarantee Program program.  Among the corporate credit exposure, $35.6 million or 21.2% of the holdings, were non-insured financial issues. Balance sheet repair and resiliency for most U.S. Banks is now well- advanced, with significant improvement in levels of capital, loss reserves and excess liquidity, all serving as prominent "buffers" against future shocks. Regulatory reform brings mixed outcomes for the sector.  It brings a stronger regime of monitoring systemic risks and a higher level of permanent capital and liquidity, a significant plus.  It also, however, puts significant limits on higher risk, but very profitable trading activities, and many sources of lucrative non-interest income, such as overdraft fees, debit interchange fees, and risk-based pricing on credit cards.  There is also a risk that portions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010designed to protect consumers will reach too far.  Asset quality issues linger in residential mortgages, commercial real estate, and home equity, but remaining exposures are manageable for most, given strong balance sheet repair, and improving levels of earnings.   Foreclosure-related process issues and mortgage put-back costs will remain elevated, likely through 2012, but we do not believe at this time that these issues will significantly hurt the sector's rebuilt capital base.   There is now sustained evidence of a pronounced "turn" in aggregate asset quality for the sector, driven by material improvement in the level of credit card charge-offs, and solid trends in commercial and industrial lending.  Total nonperforming assets peaked in the fourth quarter of 2009 with four successive quarters of improvement since then. Systemically-important banks, notably Bank of America and Citigroup, continue to exhibit gradual recovery in their stand-alone financial strength. However the Nationally Recognized Statistical Rating Organization’s are assessing a reduction in ratings given the prospect of less Government support of these institutions going forward.  We believe that a one-notch reduction in senior debt ratings is the most likely outcome.   We believes that a number of the largest and strongest banks will soon be allowed by the Federal Reserve (following completion of a second round of Stress-Testing) to increase common dividends and buy-back conservative amounts of their outstanding common stock.  While this will retard the amount of capital retention that has led to a relatively swift recovery for most of the largest players, we do not believe excessive (credit-negative) moves will be made here. In fact, we believe that it will be confidence-inducing, as an outward validation from the banks' primary regulators that a full return to sustainable "health" has been achieved. It is expected that these issuers will continue to pay principal and interest in accordance with original terms.

Equity Risk

Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. Our exposure to changes in equity prices primarily results from our holdings of common stocks, mutual funds and other equities. Our portfolio of equity securities is carried on the balance sheet at fair value. Therefore, an adverse change in market prices of these securities would result in losses reflected in the balance sheet. Portfolio characteristics are analyzed regularly and market risk is actively managed through a variety of techniques. In accordance with accounting principles generally accepted in the United States of America, when an equity security becomes other than temporarily impaired, we record this impairment as a charge against earnings.  For the year ended December 31, 2010, we recorded a pre-tax charge to earnings of $26,000 for write-downs of other than temporarily impaired equity securities.  See discussion of other than temporary impairments on investment securities under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.

Group and industry concentrations are monitored by the Board of Directors. At December 31, 2010, our equity portfolio made up 2.6% of the Group’s total investment portfolio.  At December 31, 2010, investments in the retail specialty sector represented 58%, the pharmaceutical sector 9%, the financial sector 14%, while investments in energy companies and information technology companies represented 2%, and 17%, respectively, of the equity portfolio at December 31, 2010.  The table below summarizes the Group’s equity price risk and shows the effect of a hypothetical 20% increase and a 20% decrease in market prices as of December 31, 2010. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

		Estimated Fair	Hypothetical
Estimated Fair		Value After	Percentage Increase
Value of Equity		Hypothetical	(Decrease) in
Securities at	Hypothetical	Change in	Stockholders'
12/31/10	Price Change	Prices	Equity (1)
(Dollars in thousands)
$10,691	20% increase	$12,829	0.8%
$10,691	20% decrease	$8,553	(0.8%)

(1)	Net of tax

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Mercer Insurance Group, Inc.

We have audited the accompanying consolidated balance sheets of Mercer Insurance Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercer Insurance Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mercer Insurance Group, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 16, 2011

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2010 and 2009
(Dollars in thousands, except share amounts)

	2010	2009
Assets
Investments, at fair value:
Fixed-income securities, available for sale, at fair value (cost $376,060 and $348,635, respectively)	$397,130	365,464
Equity securities, at fair value (cost $8,212 and $7,516, respectively)	10,691	9,484
Short-term investments, at cost, which approximates fair value	9,849	-
Total investments	417,670	374,948

Cash and cash equivalents	16,345	39,927
Premiums receivable	35,172	36,405
Reinsurance receivables	72,905	79,599
Prepaid reinsurance premiums	6,331	5,871
Deferred policy acquisition costs	18,192	18,876
Accrued investment income	4,261	4,287
Property and equipment, net	20,316	21,516
Deferred income taxes	3,141	4,941
Goodwill	5,416	5,416
Other assets	3,846	3,568
Total assets	$603,595	595,354
Liabilities and Equity
Liabilities:
Losses and loss adjustment expenses	$304,641	311,348
Unearned premiums	73,793	76,601
Accounts payable and accrued expenses	11,685	12,150
Other reinsurance balances	12,906	12,386
Trust preferred securities	15,609	15,592
Advances under line of credit	3,000	3,000
Other liabilities	4,411	4,069
Total liabilities	426,045	435,146

Stockholders’ Equity:
Preferred stock, no par value, authorized 5,000,000 shares, no shares issued and outstanding	-	-
Common stock, no par value, authorized 15,000,000 shares, issued 7,126,233 and 7,074,333 shares, outstanding 7,000,009 and 6,883,498 shares	-	-
Additional paid-in capital	73,386	72,139
Accumulated other comprehensive income	15,315	12,220
Retained Earnings	98,481	86,101
Unearned ESOP shares	(1,253)	(1,878)
Treasury stock, 632,391 and 632,076 shares	(8,379)	(8,374)
Total stockholders’ equity	177,550	160,208
Total liabilities and stockholders’ equity	$603,595	595,354

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings
Years ended December 31, 2010, 2009 and 2008
(Dollars in thousands, except per share data)

	2010	2009	2008
Revenue:
Net premiums earned	$135,964	140,413	152,577
Investment income, net of expenses	13,878	14,198	13,936
Net realized investment (losses) gains:
Other-than-temporary impairments (none recognized	(115)	(807)	(6,204)
in Other Comprehensive Income)
Other net realized investment gains (losses)	1,901	1,428	(868)
Total net realized investment gains (losses)	1,786	621	(7,072)
Other revenue	1,930	2,080	2,021

Total revenue	153,558	157,312	161,462

Expenses:
Losses and loss adjustment expenses	83,737	86,142	95,219
Amortization of deferred policy acquisition costs (related party amounts of $1,060, $1,082 and $1,063, respectively)	37,091	38,805	41,684
Other expenses	10,181	12,090	12,851
Interest expense	1,419	1,423	1,318
Merger-related expenses	314	-	-

Total expenses	132,742	138,460	151,072

Income before income taxes	20,816	18,852	10,390

Income taxes	6,080	5,031	2,156

Net income	$14,736	13,821	8,234

Net income per common share:
Basic	$2.34	2.23	1.32
Diluted	$2.28	2.18	1.30

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2010, 2009 and 2008
(Dollars in thousands)

	Preferred stock	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Unearned ESOP shares	Treasury stock	Total
Balance, December 31, 2007	$-	-	70,394	4,896	67,613	(3,131)	(6,366)	133,406
Net income					8,234			8,234
Unrealized gains on securities:
Unrealized holding losses arising during period, net of related income tax benefit of $3,156				(6,126)				(6,126)
Less reclassification adjustment for losses included in net income, net of related income tax benefit of $1,895				3,678				3,678
Defined benefit pension plan, net of related income tax expense of $24				46				46
Other comprehensive loss								(2,402)
Comprehensive income								5,832
Stock compensation plan amortization			547					547
Tax benefit from stock compensation plan			40					40
ESOP shares committed			388			626		1,014
Treasury stock purchased							(1,860)	(1,860)
Dividends to shareholders					(1,709)			(1,709)
Balance, December 31, 2008	$-	-	71,369	2,494	74,138	(2,505)	(8,226)	137,270
Net income					13,821			13,821
Unrealized losses on securities:
Unrealized holding gains arising during period, net of related income tax expense of $5,072				9,846				9,846
Less reclassification adjustment for gains included in net income, net of related income tax expense of $35				(68)				(68)
Defined benefit pension plan, net of related income tax benefit of $27				(52)				(52)
Other comprehensive income								9,726
Comprehensive income								23,547
Stock compensation plan amortization			345					345
Tax benefit from stock compensation plan			33					33
ESOP shares committed			392			627		1,019
Treasury stock purchased							(148)	(148)
Dividends to shareholders					(1,858)			(1,858)
Balance, December 31, 2009	$-	-	72,139	12,220	86,101	(1,878)	(8,374)	160,208
Net income					14,736			14,736
Unrealized gains on securities:
Unrealized holding gains arising during period, net of related income tax expense of $2,259				4,385				4,385
Less reclassification adjustment for gains included in net income, net of related income tax expense of $643				(1,249)				(1,249)
Defined benefit pension plan, net of related income tax benefit of $21				(41)				(41)
Other comprehensive income								3,095
Comprehensive income								17,831
Stock compensation plan amortization			101					101
Tax expense from stock compensation plan			(25)					(25)
ESOP shares committed			536			625		1,161
Treasury stock purchased							(5)	(5)
Issuance of common stock			635					635
Dividends to shareholders					(2,356)			(2,356)
Balance, December 31, 2010	$-	-	73,386	15,315	98,481	(1,253)	(8,379)	177,550

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2010, 2009 and 2008
(Dollars in thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income	$14,736	13,821	8,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	3,101	3,168	2,232
Net amortization of premium	1,697	1,538	1,505
Amortization of restricted stock compensation	101	345	547
ESOP share commitment	1,161	1,019	1,014
Net realized investment gains	(1,786)	(621)	7,072
Deferred income tax	205	(137)	(907)
Change in assets and liabilities:
Premiums receivable	1,233	(2,240)	2,174
Reinsurance receivables	6,694	6,844	(2,599)
Prepaid reinsurance premiums	(460)	1,225	2,390
Deferred policy acquisition costs	684	1,317	335
Other assets	(558)	445	(2,723)
Losses and loss adjustment expenses	(6,707)	7,348	29,601
Unearned premiums	(2,808)	(3,807)	(7,616)
Other reinsurance balances	520	877	(3,225)
Other	(168)	(1,066)	550
Net cash provided by operating activities	17,645	30,076	38,584

Cash flows from investing activities:
Purchase of fixed income securities, available for sale	(96,556)	(81,850)	(57,552)
Purchase of equity securities	(2,619)	(1,793)	(3,569)
Purchase of short-term investments, net	(9,849)	-	-
Sale and maturity of fixed income securities, available for sale	69,270	62,260	43,119
Sale of equity securities	2,176	4,715	3,726
Purchase of property and equipment, net	(1,898)	(8,551)	(5,316)
Net cash used in investing activities	(39,476)	(25,219)	(19,592)

Cash flows from financing activities:
Purchase of treasury stock	(5)	(148)	(1,860)
Tax benefit (expense) from stock compensation plans	(25)	33	40
Proceeds from issuance of common stock	635	-	-
Dividends to shareholders	(2,356)	(1,858)	(1,709)
Net cash used in financing activities	(1,751)	(1,973)	(3,529)

Net increase (decrease) in cash and cash equivalents	(23,582)	2,884	15,463
Cash and cash equivalents at beginning of year	39,927	37,043	21,580
Cash and cash equivalents at end of year	$16,345	39,927	37,043

Cash paid during the year for:
Interest	$1,402	1,406	1,290
Income taxes	$6,680	4,420	3,900

See accompanying notes to consolidated financial statements.

MERCER INSURANCE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts or as otherwise expressed)

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

The Group’s business activities are separated into three operating segments, which are commercial lines of insurance, personal lines of insurance and the investment function.  The commercial lines of business consist primarily of multi-peril and commercial auto coverage. These two commercial lines represented 60%, 60% and 62%, and 20%, 19% and 17%, respectively, of the Group’s net premiums written in 2010, 2009 and 2008. The personal lines business consists primarily of homeowners insurance in Pennsylvania and New Jersey and private passenger automobile insurance in Pennsylvania. These two personal lines represented 9%, 9% and 8%, and 3%, 4% and 4%, respectively, of the Group’s net premiums written in 2010, 2009 and 2008.

On November 30, 2010,  MIG and United Fire & Casualty Company (“United Fire”) of Cedar Rapids, Iowa, issued a joint press release announcing that the Group had entered into an agreement and plan of merger with United Fire (the “Merger Agreement”) pursuant to which it will acquire all of the outstanding shares of MIG for $28.25 per share.  The consummation of the merger is subject to United Fire receiving the appropriate regulatory approvals from state insurance regulators, the approval of the Group’s shareholders, and other terms and conditions set forth in the Merger Agreement. The Merger Agreement was unanimously approved by the Board of Directors of MIG.

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

(d)           Concentration of Risk

The Group’s business is subject to concentration risk with respect to geographic concentration. Although the Group’s operating subsidiaries are licensed collectively in twenty two states, direct premiums written for three states, California, New Jersey and Pennsylvania, constituted 52%, 30% and 10 % of the 2010 direct premium written, 52%, 30% and 9% of the 2009 direct premium written, and 54%, 28%, and 8% of the 2008 direct premium written, respectively. Consequently, changes in the California, New Jersey or Pennsylvania legal, regulatory or economic environment could adversely affect the Group.

For the years ending December 31, 2010, 2009 and 2008, there were no agents in the Group that individually produced greater than 5% of the Group’s direct written premiums.

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

Realized investment gains and losses are determined on the specific identification basis. An invested asset is considered impaired when its fair value declines below cost.  The Group recognizes as a realized investment loss any impairment of a fixed maturity investment which is determined to be other-than-temporarily impaired because the present value of future cash flows expected to be collected from the security is less than the amortized cost of the security (i.e. a credit loss exists) or where the Group intends to sell or more-likely-than-not will be required to sell the security prior to recovering the security’s amortized cost basis.  Impaired equity securities are other-than-temporarily impaired when it becomes apparent that the Group will not recover its cost over a reasonable period of time, in which case the impairment is recorded as a realized investment loss. Factors considered in determining whether a credit loss exists and over what period of time the security is expected to recover include the length of time and the extent to which fair value has been below cost, adverse conditions specifically related to the security, the industry or the geographic area, the financial condition and near-term prospects of the issuer, analysis and guidance provided by rating agencies and analysts, and changes in fair value subsequent to the balance sheet date.  Where a realized investment loss is recognized for an impairment, the cost basis of the security is written down to fair value for equity securities and for fixed maturity investments where impairment is solely related to credit. Where a fixed income security is other-than-temporarily impaired and the impairment is not attributable to credit issues, this impairment loss, or portion of a larger impairment loss, is included within other comprehensive income. Subsequent recoveries in the fair value of other-than-temporarily impaired securities are recognized through the Statement of Earnings at disposition.

 (f)           Cash and Cash Equivalents

Cash and cash equivalents are carried at cost which approximates fair value. The Group considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Cash and cash equivalents as of December 31, 2010 and 2009 include restricted cash of $57, consisting of funds held for surety bonds.

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

Premium and reinsurance receivables of paid losses – The carrying amounts reported in the consolidated balance sheet for these instruments approximate their fair values.

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

The Group has capitalized $1,369, $2,067 and $4,530 in software development costs, respectively, in 2010, 2009 and 2008.  These costs are amortized over their useful lives, ranging from three to five years, from the dates the systems technology becomes operational. At December 31, 2010 and 2009, the unamortized cost of capitalized software was $6,904 and $7,615, respectively.

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

The Group recognizes the expense in its financial statements based on the fair value of the grants on the grant date. The after-tax compensation expense recorded in the consolidated statements of earnings for stock options (net of forfeitures) for the years ended December 31, 2010, 2009 and 2008 was $69, $166, and $234 respectively.  The after-tax compensation expense recorded in the consolidated statements of earnings for restricted stock (net of forfeitures) for the years ended December 31, 2010, 2009, and 2008 was $22, $110, and $195 respectively.

As of December 31, 2010, the Group has $44 of unrecognized total compensation cost related to non-vested stock options and restricted stock.  That cost will be recognized over the remaining weighted-average vesting period of .75 years, based on the estimated grant date fair value.

(n)           Income Taxes

The Group uses the asset and liability method of accounting for income taxes. Deferred income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the tax bases of the Group’s assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The effect of a change in tax rates is recognized in the period of the enactment date.

(o)           Goodwill and Intangible Assets

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Group determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Group has two reporting units with goodwill as of December 31, 2010 and 2009. The Group performed the annual impairment tests as of December 31, 2010 and 2009, and the results indicated that the fair value of the reporting units exceeded their carrying amounts.

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

In May 2009, the FASB issued guidance which establishes the standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Group adopted this standard, which did not have a material impact on the Group’s consolidated financial statements.

In June 2009, the FASB issued guidance that establishes the FASB Accounting Standards Codification as the source of authoritative GAAP for nongovernmental entities. The Codification will supersede all existing non-SEC accounting and reporting standards. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As the Codification did not change existing GAAP, the guidance did not have an impact on the Group’s financial condition or results of operations but did change the way the Group refers to GAAP accounting standards.

In August 2009, the FASB issued guidance related to fair value measurements and disclosures for liabilities, which amends earlier guidance related to fair value measurements and disclosures. The new guidance provides clarification in circumstances where a quoted price in an active market for an identical liability is not available, and a reporting entity is required to measure fair value using one or more valuation techniques. In addition, the new guidance also addresses practical difficulties where fair value measurements based on the price that would be paid to transfer a liability to a new obligor and contractual or legal requirements that prevent such transfers from taking place. The Group adopted the new standard which became effective for the annual reporting period ended December 31, 2009. The adoption of the new standard did not have a material impact on the Group’s consolidated financial statements.

In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-16, Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets.  This guidance:  (i) eliminates the concept of a qualifying “special-purpose entity”; (ii) alters the requirements for transferring assets off of the reporting company’s balance sheet; (iii) requires additional disclosure about a transferor’s involvement in transferred assets; and (iv) eliminates special treatment of guaranteed mortgage securitizations.  The adoption of this guidance, which was effective for fiscal years beginning after November 15, 2009, did not impact the Group’s financial condition or results of operations.

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This guidance requires the reporting entity to perform a qualitative analysis that results in a variable interest entity (“VIE”) being consolidated if the reporting entity:  (i) has the power to direct activities of the VIE that significantly impact the VIE’s financial performance; and (ii) has an obligation to absorb losses or receive benefits that may be significant to the VIE.  This guidance also requires enhanced disclosures, including disclosure of significant judgments and assumptions as to whether a VIE must be consolidated, and how involvement with a VIE affects the company’s financial statements.  The adoption of this guidance, which was effective for fiscal years beginning after November 15, 2009, did not impact the Group’s financial condition or results of operations.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820 – Improving Disclosures about Fair Value Measurements.  This guidance requires:  (i) separate disclosure of significant transfers between Level 1 and Level 2 of the fair value hierarchy and reasons for the transfers; (ii) disclosure, on a gross basis, of purchases, sales, issuances, and net settlements within Level 3 of the fair value hierarchy; (iii) disclosures by class of assets and liabilities; and (iv) a description of the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  This guidance is effective for reporting periods beginning after December 15, 2009, except for the Level 3 disclosure requirements, which will be effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years.  The Group has included the disclosures required by this guidance in their notes to the consolidated financial statements, where appropriate.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This guidance expands the disclosure requirements related to the credit quality of financing receivables and their allowance for credit losses.  The majority of these requirements do not apply to the Group’s operations as we generally issue insurance policies that are effective for one year, and this guidance excludes accounts receivable that arise from the sale of goods or services with a contractual maturity of one year or less or receivables reported at fair value or the lower of cost or fair value.  This guidance is effective for interim and annual periods ending on or after December 15, 2010.

Pronouncements to be effective in the future

In October 2010, the FASB issued ASU 2010-26, Financial Services-Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.  This guidance requires that only costs that are incremental or directly related to the successful acquisition of new or renewal insurance contracts are to be capitalized as a deferred acquisition cost.  This would include, among other items, sales commissions paid to agents, premium taxes, and the portion of employee salaries and benefits directly related to time spent on acquired contracts.  This guidance is effective, either with a prospective or retrospective application, for interim and annual periods beginning after December 15, 2011, with early adoption permitted.  Although the Group is currently evaluating the impact of this guidance, we anticipate that a significant portion of our deferred policy acquisition costs balance may be eliminated under the newly issued guidance, resulting in a reduction to GAAP equity.  Deferred policy acquisition cost totaled $18.2 million as of December 31, 2010.

In December 2010, the FASB issued ASU 2010-28,  Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  This guidance modifies Step 1 of the goodwill impairment test, which assesses whether the carrying amount of a reporting unit exceeds its fair value, for reporting units with zero or negative carrying amounts.  It requires that an entity perform Step 2 of the goodwill impairment test, which determines if goodwill has been impaired and measures the amount of impairment, if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider the qualitative factors within existing guidance that would require goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  This guidance is effective for interim and annual periods beginning after December 15, 2010.  The adoption of this guidance is not expected to impact the Group’s financial condition or results of operations.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805:) Disclosure of Supplementary Pro Forma Information for Business Combinations.  This guidance relates to disclosure of pro forma information for business combinations that have occurred in the current reporting period.  It requires that an entity presenting comparative financial statements include revenue and earnings of the combined entity as though the combination had occurred as of the beginning of the comparable prior annual period only.  This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, and therefore, the adoption of this guidance and its corresponding impact will only need to be assessed to the extent that we engage in any future business combinations.

(2)	INVESTMENTS

Net investment income, net realized investment gains (losses), and change in unrealized gains (losses) on investment securities are as follows.

Net investment income and net realized investment gains (losses):

	2010	2009	2008
Investment income:
Fixed income securities	$15,809	$15,949	$14,871
Equity securities	250	283	351
Cash and equivalents	140	86	369
Other	-	73	104
Gross investment income	16,199	16,391	15,695
Less investment expenses	2,321	2,193	1,759
Net investment income	13,878	14,198	13,936
Net realized gains (losses):
Fixed income securities	1,638	(293)	(3,832)
Equity securities, net	254	395	(1,740)
Mark-to-market valuation for interest rate swaps	(106)	519	(1,500)
Net realized investment gains (losses)	1,786	621	(7,072)
Net investment income and net realized investment gains	$15,664	$14,819	$6,864

Investment expenses include salaries, advisory fees and other miscellaneous expenses attributable to the maintenance of investment activities.

The changes in net unrealized gains (losses) of securities are as follows:

	2010	2009	2008
Fixed-income securities	$4,241	$13,817	$752
Equity securities	511	997	(4,459)
	$4,752	$14,814	$(3,707)

The cost and estimated fair value of available-for-sale fixed-income and equity investment securities at December 31, 2010 and 2009 are shown below.

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost (1)	Gains	Losses	Value
2010
Fixed-income securities, available for sale:
U.S. government and government agencies	$14,712	682	-	15,394
Obligations of states and political
subdivisions	119,399	5,518	277	124,640
Corporate securities	175,664	11,253	449	186,468
Agency mortgage-backed securities	50,232	3,348	135	53,445
Non-agency mortgage-backed securities	611	226	-	837
Asset-backed securities	15,442	918	14	16,346
Total fixed maturities	376,060	21,945	875	397,130
Equity securities:
At estimated market value	8,212	2,484	5	10,691
Total	$384,272	24,429	880	407,821

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost (1)	Gains	Losses	Value
2009
Fixed-income securities, available for sale:
U.S. government and government agencies	$13,773	395	21	14,147
Obligations of states and political
subdivisions	136,706	6,743	156	143,293
Corporate securities	124,135	6,380	292	130,223
Agency mortgage-backed securities	55,091	2,814	31	57,874
Non-agency mortgage-backed securities	843	132	3	972
Asset-backed securities	18,087	876	8	18,955
Total fixed maturities	348,635	17,340	511	365,464
Equity securities:
At estimated market value	7,516	2,001	33	9,484
Total	$356,151	19,341	544	374,948

(1)	Original cost of equity and fixed income securities adjusted for other-than-temporary impairment write-downs and amortization of premium and accretion of discount.

The following table shows the Group’s corporate fixed income securities and equity holdings by industry sector:

	December 31, 2010		December 31, 2009
	Cost	Fair Value	Cost	Fair Value
	(In thousands)

Corporate

Fixed income securities
Financial	$50,089	$52,165	$29,612	$31,537
Retail specialty	47,512	50,919	42,211	43,897
Energy	40,140	43,452	30,685	32,317
Pharmaceutical	19,550	20,550	9,367	9,744
Information technology	18,373	19,382	12,260	12,728
Total	$175,664	$186,468	$124,135	$130,223

Equity securities
Financial	$1,156	$1,451	$1,293	$1,505
Retail specialty	4,742	6,022	3,488	4,216
Energy	163	263	407	636
Pharmaceutical	768	1,085	1,333	1,764
Information technology	1,383	1,870	995	1,363
Total	$8,212	$10,691	$7,516	$9,484

The estimated market value and unrealized loss for securities in a temporary unrealized loss position as of December 31, 2010 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
U.S. government and government agencies	$-	$-	$-	$-	$-	$-
Obligations of states and political
subdivisions	9,726	277	-	-	9,726	277
Corporate securities	23,163	449	-	-	23,163	449
Agency mortgage-backed securities	6,102	135			6,102	135
Non-agency mortgage-backed securities	-	-	-	-	-	-
Asset-backed securities	1,484	14	-	-	1,484	14
Total fixed maturities	40,475	875	-	-	40,475	875
Total equity securities	181	5	-	-	181	5
Total securities in a temporary
unrealized loss position	$40,656	$880	$-	$-	$40,656	$880

Fixed maturity investments with unrealized losses for less than twelve months are primarily due to changes in the interest rate environment.  At December 31, 2010, the Group had no fixed maturity securities with unrealized losses for more than twelve months.

There are two common stock securities that are in an unrealized loss position at December 31, 2010.  Both of these securities have been in an unrealized loss position for less than one month.  The Group does not believe these declines are other than temporary as a result of reviewing the circumstances of each such security in an unrealized loss position.  The Group currently has the ability and intent to hold these securities until recovery.

The estimated market value and unrealized loss for securities in a temporary unrealized loss position as of December 31, 2009 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
U.S. government and government agencies	$2,406	$21	$-	$-	$2,406	$21
Obligations of states and political
subdivisions	1,889	61	1,478	95	3,367	156
Corporate securities	18,561	256	460	36	19,021	292
Agency mortgage-backed securities	2,165	31			2,165	31
Non-agency mortgage-backed securities	-	-	256	3	256	3
Asset-backed securities	768	8	-	-	768	8
Total fixed maturities	25,789	377	2,194	134	27,983	511
Total equity securities	349	25	388	8	737	33
Total securities in a temporary
unrealized loss position	$26,138	$402	$2,582	$142	$28,720	$544

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

The amortized cost and estimated fair value of fixed-income securities at December 31, 2010, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$6,814	6,899
Due after one year through five years	133,389	138,707
Due after five years through ten years	159,461	170,450
Due after ten years	10,111	10,446
	309,775	326,502
Mortgage-backed securities:
Agency mortgage-backed securities	50,232	53,445
Non-agency mortgage-backed securities	611	837
Asset-backed securities	15,442	16,346
Total mortgage-backed securities	66,285	70,628
	$376,060	397,130

The gross realized gains and losses on investment securities are as follows:

	2010	2009	2008
Gross realized gains:
Gains on sale of securities	$2,144	$1,267	$1,698
Mark-to-market for interest rate swaps	-	519	-
Total	2,144	1,786	1,698
Gross realized losses:
Losses on sale of securities	137	358	1,066
Other than temporary impairment write-downs	115	807	6,204
Mark-to-market for interest rate swaps	106	-	1,500
Total	358	1,165	8,770

Net realized gain (loss)	$1,786	$621	$(7,072)

In 2010, the Group recorded a pre-tax charge to earnings of $115 for write-downs of other-than-temporarily impaired securities, of which $89 related to two fixed income securities and $26 related to one equity security.  The write-downs of fixed income securities were attributable to credit issues, and accordingly recognized as realized investment losses in the consolidated statement of earnings. The equity security impairment related to a common stock security, which demonstrated weakening fundamentals in its business.

The Group has no material amount of non-credit other-than-temporary impairment loss carried in Other Comprehensive Income at December 31, 2010.

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

During the second half of 2008, there were significant disruptions to the financial and equity markets.  This resulted from, in part, failures of financial institutions on an unprecedented scale, and caused a significant reduction in liquidity and trading flows in the credit markets in addition to a dramatic widening in credit spreads.  Such impacts affected the valuations of both the fixed income and equity securities held by the Group, and resulted in pre-tax charge to earnings of $6.2 million for write-downs of other-than-temporarily impaired securities. Of the $6.2 million in 2008 impairments, $3.9 million related to 11 fixed-income securities, and $2.3 million related to 33 equity securities. The fixed income security impairments related to one residential mortgage-backed security ($0.5 million) which experienced increased delinquency and default rates, four asset-backed securities ($0.8 million) whose underlying collateral deteriorated, and six corporate bonds ($2.6 million) whose issuers were a experiencing deteriorating financial condition. The equity security impairments related to twenty-nine common stock securities and four preferred stock securities, which demonstrated weakening fundamentals in their businesses.

A roll-forward of the amount related to credit losses for fixed income securities recognized in earnings is presented in the following table:

	January 1	April 1
	to	to
	December 31	December 31
	2010	2009

Beginning balance of cumulative credit loss for securities held	$3,732	$5,625
Additional credit loss for securities previously other-than-temorarily impaired	7	67
Credit loss for securities not previously other-than-temorarily impaired	82	-
Reduction in credit loss for securities disposed or collected	(1,244)	(1,960)
Reduction in credit loss for securities other-than-temporarily impaired which were	-	-
intended to be or were required of necessity to be sold
Change in credit loss due to accretion of increase in cash flows for securities	-	-
previously other-than-temporarily impaired
Ending balance December 31	$2,577	$3,732

Proceeds from sales of securities were $23,552, $16,755, and $7,740 in 2010, 2009, and 2008, respectively.

Accumulated other comprehensive income was net of deferred income taxes of $7,984 and  $6,390 applicable to net unrealized investment gains at December 31, 2010 and 2009, respectively.

The amortized cost of invested securities on deposit with regulatory authorities at December 31, 2010 and 2009 was $4,958 and $4,819, respectively.

(3)	DEFERRED POLICY ACQUISITION COSTS

Changes in deferred policy acquisition costs are as follows:

	2010	2009	2008

Balance, January 1	$18,876	20,193	20,528
Acquisition costs deferred	36,407	37,488	41,349
Amortization charged to earnings	(37,091)	(38,805)	(41,684)
Balance, December 31	$18,192	18,876	20,193

(4)	PROPERTY AND EQUIPMENT

Property and equipment was as follows:

	2010	2009
Property and equipment:
Land	$2,566	$2,566
Buildings and improvements	12,696	12,761
Furniture, fixtures, and equipment	23,607	23,320
	38,869	38,647
Accumulated depreciation	(18,553)	(17,131)
	$20,316	$21,516

In 2009, the Group constructed a new 41,000 square foot building for its office in Rocklin, California at a cost of $5,110. This office space replaced 25,000 square feet the Group previously leased in Rocklin for its west coast operations.

(5)	LIABILITIES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

Activity in the liabilities for losses and loss adjustment expenses is summarized as follows:

	2010	2009	2008
Balance at January 1	$311,348	$304,000	$274,399
Less reinsurance recoverable on unpaid losses and loss expenses	(80,324)	(86,038)	(82,382)
Net balance, January 1	231,024	217,962	192,017
Incurred related to:
Current year	86,172	86,046	89,088
Prior years	(2,435)	96	6,131
Total incurred	83,737	86,142	95,219
Paid related to:
Current year	30,354	25,328	24,521
Prior years	52,429	47,752	44,753
Total paid	82,783	73,080	69,274
Net balance, December 31	231,978	231,024	217,962
Plus reinsurance recoverable on unpaid losses and loss expenses	72,663	80,324	86,038
Balance at December 31	$304,641	$311,348	$304,000

The balance at December 31, 2010, 2009, and 2008 is recorded net of reserves for salvage and subrogation in the amounts of $9,187, $8,561 and $7,629, respectively.

As a result of changes in estimates of insured events in prior years, the liabilities for losses and loss adjustment expenses decreased by $2.4 million in 2010 and increased by $0.1 million and $6.1 million in 2009, and 2008, respectively.

The following table presents the (increase) decrease in the liability for unpaid losses and loss adjustment expenses attributable to insured events of prior years incurred in the year ended December 31, 2010 by line of business:

		Loss events of indicated prior years
	Total	2009	2008	2007	2006 and Prior
	(In Thousands)

Commercial multi-peril	$(2,034)	$1,566	$603	$436	$(4,639)
Commercial automobile	8,179	3,905	3,364	816	94
Other liability	239	(111)	(175)	208	317
Workers' compensation	183	466	88	(241)	(130)
Homeowners	(1,470)	(576)	221	(30)	(1,085)
Personal automobile	(632)	(372)	(154)	(100)	(6)
Other lines	(2,030)	(936)	(458)	(360)	(276)

Net 2010 favorable (unfavorable)
prior year development	$2,435	$3,942	$3,489	$729	$(5,725)

The following table presents, by line of business, the change in the liability for unpaid losses and loss adjustment expenses incurred in the years ended December 31, 2010, 2009 and 2008, for insured events of prior years.

Prior year favorable (unfavorable) development, by line of business, reported in:
	Year Ended December 31,
	2010	2009	2008
	(In Thousands)

Commercial multi-peril	$(2,034)	$(5,331)	$(9,220)
Commercial automobile	8,179	4,221	3,041
Other liability	239	1,310	869
Workers' compensation	183	9	413
Homeowners	(1,470)	559	(1,093)
Personal automobile	(632)	(214)	(98)
Other lines	(2,030)	(650)	(43)

Net favorable (unfavorable) prior year development	$2,435	$(96)	$(6,131)

The Group evaluates their estimated ultimate liability by line of business on a quarterly basis. The establishment of loss and loss adjustment expense reserves is an inherently uncertain process and reserve uncertainty stems from a variety of sources. Court decisions, regulatory changes and economic conditions, among other factors, can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Similarly, actual experience, including the number of claims and the severity of claims, to the extent it varies from data previously used or projected, will be used to update the projected ultimate liability for losses, by accident year and line of business. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such changes are made.

A discussion of factors contributing to an (increase) decrease in the liability for unpaid losses and loss adjustment expenses (as shown in the chart immediately above) for the Group’s major lines, representing 91% of net loss and loss adjustment reserves at December 31, 2010, follows:

Commercial multi-peril

With $182.5 million, $179.8 million, and $163.0 million of recorded reserves, net of reinsurance, at December 31, 2010, 2009 and 2008, respectively, commercial multi-peril is the line of business that carries the largest net loss and loss adjustment expense reserves, representing 79%, 78%, and 75%, respectively, of the Group’s total carried net loss and loss adjustment expense reserves at December 31, 2010, 2009, and 2008.

The commercial multi-peril line of business experienced adverse prior year development of $2.0 million in 2010, $5.3 million in 2009, and $9.2 million in 2008. The majority of this development relates to the west coast contractor liability book of business. Contractor liability claims, particularly construction defect claims, are long-tailed in nature and are reported and develop over a period of ten to twelve years.  The reduction in adverse development in 2010 and 2009 reflects a combination of reduced levels of adverse development on the west coast commercial multi-peril liability, particularly on the 2002 and prior accident years, favorable development on the west coast of the 2003 and subsequent accident years and improved development on the east coast commercial multi-peril liability.

Commercial automobile

With $20.9 million, $23.3 million, and $23.5 million of recorded reserves, net of reinsurance, at December 31, 2010, 2009, and 2008, respectively, commercial automobile is the Group’s second largest reserved line of business, representing 9%, 10%, and 11%, respectively, of the Group’s total carried net loss and loss adjustment expense reserves at December 31, 2010, 2009, and 2008.

The commercial automobile line of business experienced favorable prior year development of $8.2 million in 2010, $4.2 million in 2009, and $3.0 million in 2008.  The majority of this development relates to the west coast commercial automobile liability book of business.

The favorable development on the commercial automobile line of business was due to a reduction in claims frequency for the recent accident years and a lower than expected emergence of losses, particularly on the Group’s heavy truck programs.  Additionally, in 2010, the favorable development on the 2009 and 2008 accident year was impacted by better than expected case reserve development.

Workers’ compensation

With $8.5 million, $8.3 million, and $7.6 million of recorded reserves, net of reinsurance, at December 31, 2010, 2009, and 2008, respectively, workers’ compensation represents 4%, 4%, and 3%, respectively, of the Group’s total carried net loss and loss adjustment expense reserves at December 31, 2010, 2009 and 2008. A portion of this business is assumed from the National Involuntary Pool managed by the National Council on Compensation Insurance (NCCI).

Workers’ compensation reserves developed favorably in 2010 by $0.2 million, in 2009 by $0.0 million, and in 2008 by $0.4 million, respectivelyWorkers’ compensation losses are impacted heavily by medical cost increases which have been significant recently.

All Other lines

The remaining lines of business collectively contributed approximately $3.9 million in adverse development in 2010, $1.0 million in favorable development in 2009 and adverse development of $0.4 million in 2008.. The adverse development in 2010 was mainly due to the $2.2 million in adverse development on Surety which reflects increased claim activity related to the economic downturn. There also was $1.5 million in adverse development on Homeowners, primarily on the 2005 accident year reflecting emergence of losses related to residential underground oil tanks. At December 31, 2010, Surety recorded reserves, net of reinsurance, totaled $6.0 million or 3 % of net loss and loss adjustment reserves and Homeowners recorded reserves, net of reinsurance, totaled $ 7.3 million or 3% of net loss and loss adjustment reserves.

At December 31, 2010 the Group’s recorded reserves, net of reinsurance, totaled $232.0 million and were $17.0 million or 8% above the actuarially derived estimate.  At December 31, 2009, the Group’s recorded reserves, net of reinsurance, totaled $231.0 million and were $26.3 million or 13% above the actuarially derived estimate.  The Group’s management holds the additional reserves above the actuarially derived estimate to cover the potential for adverse development.  These additional reserves primarily relate to west coast commercial multi-peril liability.  The $9.3 million reduction in margin between management’s selection and the actuary’s selection includes a $3.0 million reduction in the margin on west coast commercial multi-peril liability reserves.

-

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

In the ordinary course of business, the Group seeks to limit its exposure to loss on individual claims and from the effects of catastrophes by entering into reinsurance contracts with other insurance companies. Reinsurance is ceded on excess of loss and pro-rata bases with the Group’s retention not exceeding $1.0 million in 2010 and 2009 and $850 thousand in 2008, per occurrence. Insurance ceded by the Group does not relieve it of its primary liability as the originating insurer.

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

Prior to 2007, some of the Group’s reinsurance treaties (primarily FPIC treaties) included provisions that establish minimum and maximum cessions and allow limited participation in the profit of the ceded business.  Generally, the Group shares on a limited basis in the profitability through contingent ceding commissions.  Exposure to the loss experience is contractually defined at minimum and maximum levels, and the terms of such contracts are fixed at inception.  Since estimating the emergence of claims to the applicable reinsurance layers is subject to significant uncertainty, the net amounts that will ultimately be realized may vary significantly from the estimated amounts presented in the Group’s results of operations. Other underwriting expenses include contingent ceding commission benefit of $1.4 million, $0.6 million and $1.6 million in 2010, 2009 and 2008 respectively, reflecting favorable ceded loss development in these treaties.

During the fourth quarter of 2008, the Group commuted all reinsurance agreements with St. Paul Fire and Marine Insurance Company.  These reinsurance agreements included participation in the property quota share and casualty excess of loss treaties.  As a result of the commutation the Group received a cash payment of $2.5 million, and recorded a pre-tax net gain on commutation of $0.9 million.

The effect of reinsurance on premiums written and earned and losses incurred is as follows:

	2010	2009	2008
Premiums written:
Direct	$148,509	$153,045	$165,377
Assumed	367	801	1,058
Ceded	(16,180)	(16,016)	(19,083)
Net premiums written	$132,696	$137,830	$147,352

Premiums earned:
Direct	$151,233	$156,735	$172,817
Assumed	452	918	1,233
Ceded	(15,721)	(17,240)	(21,473)
Net premiums earned	$135,964	$140,413	$152,577

Losses and loss expenses incurred
Direct	$89,330	$96,590	$110,150
Assumed	(269)	31	1,043
Ceded	(5,324)	(10,479)	(15,974)
Net losses and loss expenses incurred	$83,737	$86,142	$95,219

The effect of reinsurance on unearned premiums as of December 31, 2010 and 2009 is as follows:

	2010	2009
Unearned Premiums:
Direct	$73,634	$76,358
Assumed	159	243
Gross	$73,793	$76,601

The effect of reinsurance on the liability for losses and loss adjustment expenses is as follows:

	2010	2009
Liability:
Direct	$300,431	$306,173
Assumed	4,210	5,175
Gross	$304,641	$311,348

The Group performs credit reviews of its reinsurers, focusing on financial stability. To the extent that a reinsurer may be unable to pay losses for which it is liable under the terms of a reinsurance agreement, the Group is exposed to the risk of continued liability for such losses.

(7)	RETIREMENT PLANS AND DEFERRED COMPENSATION PLAN

The Group maintains a 401(k) qualified retirement savings plan covering substantially all employees. Benefits are based on an employee’s annual compensation, with new employees participating after a six-month waiting period. The Group matches a percentage of each employees’ pre-tax contribution and also contributes an amount equal to 2% of each employee’s annual compensation. Deferral amounts in excess of the qualified plan limitations, as well as Group contributions on such compensation, are funded into nonqualified plans benefiting affected individuals. The cost for these benefits was $591, $628 and $628 for 2010, 2009 and 2008, respectively. In addition, the Group may make a discretionary contribution each year, based on Group profitability, to both the qualified 401(k) plan, and, where applicable, to the nonqualified plans. The cost for this portion of the retirement plan was $0, $0 and $492 for 2010, 2009 and 2008, respectively.

The Group has an unfunded noncontributory defined benefit plan for its directors. The plan provides for monthly payments for life upon retirement, with a minimum payment period of ten years. The net periodic benefit cost for this plan amounted to $114, $135, and $118 for 2010, 2009, and 2008 respectively. Assumptions used in estimating the projected benefit obligation of the plan are the discount rate (4.96% in 2010 and 5.65% in 2009) and retirement age (65). Benefit payments for the plan were $62, $43, and $34 in 2010, 2009 and 2008, respectively.  Costs accrued under this plan amounted to $1,547 and $1,433 at December 31, 2010 and 2009, respectively. In 2009, in order to conform with tax requirements, the plan paid out a settlement of a portion of the benefit, which amounted to $54.

The Group also maintains nonqualified deferred compensation plans for its directors and officers. Under the plans, participants may elect to defer receipt of all or a portion of their fees or salary or bonus amounts, but without any match by the Group. Amounts deferred by directors and officers, together with accumulated earnings, are distributed either as a lump sum or in installments over a period of not greater than ten years. Deferred compensation, including accumulated earnings, amounted to $2,005 and $1,764 at December 31, 2010 and 2009, respectively.

The Group has purchased Company-owned life insurance covering key individuals. The Group’s cost (benefit), net of increases in cash surrender value, for the Company-owned life insurance was $(107), $(113) and $125 for the years ended December 31, 2010, 2009 and 2008, respectively.  The cash surrender value of the Company-owned life insurance totaled $2,046 and $1,804 at December 31, 2010 and 2009, respectively, and is included in other assets.

On December 15, 2003, the Group established an Employee Stock Ownership Plan (ESOP) and issued 626,111 shares to the ESOP at a cost of $10 per share. The ESOP signed a promissory note in the amount of $6,261 to purchase the shares, which is due in 10 equal annual installments with interest at 4%. The shares purchased are held in a suspense account for allocation among participating employees as the loan is repaid, and are allocated to participants based on compensation as provided for in the plan. During 2010, 2009 and 2008, 62,611 shares were allocated to employee participants.  Compensation expense equal to the fair value of the shares allocated is recognized ratably over the period that the shares are committed to be allocated to the employees. In 2010, 2009 and 2008 the Group recognized compensation expense of $1,161, $1,019 and $1,014, respectively, related to the ESOP. As of December 31, 2010, the cost of the 125,223 shares issued to the ESOP but not yet allocated to its employee participants is classified within equity as unearned ESOP shares.

(8)	FEDERAL INCOME TAXES

The tax effect of temporary differences that give rise to the Group’s net deferred tax asset as of December 31 is as follows:

	2010	2009

Net loss reserve discounting	$7,351	$7,320
Net unearned premiums	4,579	4,831
Compensation and benefits	1,491	1,426
Market discount on investments	99	140
Contingent ceding commission payable	4,396	4,229
Impairment of investments	1,152	1,635
Other	887	753
Deferred tax assets	19,955	20,334
Deferred policy acquisition costs	6,185	6,418
Unrealized net gain on investments	7,984	6,390
Depreciation	1,771	1,746
Other	874	839
Deferred tax liabilities	16,814	15,393
Net deferred tax asset	$3,141	$4,941

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes it is more likely than not the Group will realize the benefits of the deferred tax assets at December 31, 2010 and 2009.

Actual income tax expense differed from expected tax expense, computed by applying the United States federal corporate income tax rate of 34% to income before income taxes, as follows:

	2010	2009	2008

Expected tax expense	$7,077	$6,410	$3,532
Tax-exempt interest	(1,289)	(1,484)	(1,545)
Dividends received deduction	(51)	(57)	(71)
Non-deductible ESOP expense	182	134	132
Non-deductible options expense	23	48	68
Graduated tax rate adjustment	71	-	-
Company-owned life insurance	(36)	(38)	43
Merger-related expenses	107	-	-
Other	(4)	18	(3)
Income tax expense	$6,080	$5,031	$2,156

The components of the provision for income taxes are as follows:

	2010	2009	2008

Current	$5,875	$5,168	$3,063
Deferred	205	(137)	(907)
Income tax expense	$6,080	$5,031	$2,156

On January 1, 2007, the Group adopted revised rules on accounting for tax exposure matters.  As a result of adoption, the Group recognized a previously unrecognized tax benefit of approximately $0.2 million relating to merger-related expenses for the FPIG acquisition that took place October 1, 2005.  The application of the revised rules for this unrecognized tax benefit resulted in a corresponding reduction to goodwill relating to the FPIG acquisition of $0.2 million.  The adoption of these rules did not result in any adjustments to beginning retained earnings, nor have a significant effect on operations, financial condition or liquidity.  As of December 31, 2010, the Group has no unrecognized tax benefits.  The Group’s policy is to account for interest and penalties as a component of other expenses.  The Group files income tax returns in the federal jurisdiction and various states.

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

In determining the results of each segment, assets are not allocated to segments and are reviewed in the aggregate for decision-making purposes.

Financial data by segment is as follows:

	2010	2009	2008
Revenues:
Net premiums earned:
Commercial lines	$116,874	$120,871	$132,425
Personal lines	19,090	19,542	20,152
Total net premiums earned	135,964	140,413	152,577
Net investment income	13,878	14,198	13,936
Net realized investment gains (losses)	1,786	621	(7,072)
Other	1,930	2,080	2,021
Total revenues	153,558	157,312	161,462
Income before income taxes:
Underwriting income (loss):
Commercial lines	8,307	4,332	4,246
Personal lines	(3,352)	(956)	(1,423)
Total underwriting income	4,955	3,376	2,823
Net investment income	13,878	14,198	13,936
Net realized investment gains (losses)	1,786	621	(7,072)
Other	197	657	703
Income before income taxes	$20,816	$18,852	$10,390

(10)           STATUTORY FINANCIAL INFORMATION

A reconciliation of the Group’s statutory net income and surplus to the Group’s net income and stockholders’ equity, under U.S. generally accepted accounting principles, is as follows:

	2010	2009	2008
Net income:
Statutory net income	$17,335	$15,546	$10,991
Deferred policy acquisition costs	(684)	(1,318)	(335)
Deferred federal income taxes	(247)	308	406
Dividends from affiliates	(1,050)	(408)	(3,036)
Net loss at holding companies	(1,739)	(1,398)	(585)
Other	1,121	1,091	793
GAAP net income	$14,736	13,821	8,234
Surplus:
Statutory surplus	$158,829	$145,732
Deferred policy acquisition costs	18,191	18,876
Deferred federal income taxes	(11,790)	(11,003)
Nonadmitted assets	8,402	10,390
Unrealized gain on fixed-income securities	21,070	16,829
Holding companies	(24,762)	(27,467)
Other	7,610	6,851
GAAP stockholders' equity	$177,550	$160,208

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

All dividends from MIC to MIG require prior notice to the Pennsylvania Insurance Department. All “extraordinary” dividends require advance approval. A dividend is deemed “extraordinary” if, when aggregated with all other dividends paid within the preceding 12 months, the dividend exceeds the greater of (a) statutory net income (excluding realized capital gains) for the preceding calendar year or (b) 10% of statutory surplus as of the preceding December 31.  As of December 31, 2010, the amount available for payment of dividends from MIC in 2011, without the prior approval, is approximately $8.2 million.

All dividends from FPIC to FPIG (wholly owned by MIG) require prior notice to the California Department of Insurance. All “extraordinary” dividends require advance approval. A dividend is deemed “extraordinary” if, when aggregated with all other dividends paid within the preceding 12 months, the dividend exceeds the greater of (a) statutory net income for the preceding calendar year or (b) 10% of statutory surplus as of the preceding December 31.  As of December 31, 2010, the amount available for payment of dividends from FPIC in 2011, without prior approval, is approximately $7.7 million.

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

(11)	GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following and are carried in Other Assets:

	2010	2009

Intangible assets subject to amortization	$484	484
Less accumulated amortization	(356)	(309)
Net intangible assets subject to amortization	$128	175

Amortization expense for intangible assets subject to amortization was $47, $114, and $73, in 2010, 2009 and 2008, respectively. Estimated amortization expense for 2010 and future years is as follows:

2011	$47
2012	47
2013	34
Total amortization	$128

The Group carries goodwill on its balance sheet in connection with the acquisitions of FIC and FPIG. There was no change in the carrying amount of goodwill for these acquisitions for the years ended December 31, 2010 and 2009, with $5,416 carried as of each of those dates.

Goodwill was reduced by $209 as a result of the adoption of FIN 48 as of January 1, 2007.

(12)    EARNINGS PER SHARE

The computation of basic and diluted earnings per share is as follows:

	Year Ended December 31
	2010	2009	2008
Numerator for basic and diluted earnings per share:
Net income	$14,736	$13,821	$8,234
Denominator for basic earnings per share:
Weighted average shares outstanding	6,306	6,212	6,217
Effect of stock incentive plans	160	133	127
Denominator for diluted earnings per share:
Weighted average shares outstanding	6,466	6,345	6,344
Basic earnings per share	$2.34	$2.23	$1.32
Diluted earnings per share	$2.28	$2.18	$1.30

The denominator for diluted earnings per share does not include the effect of outstanding stock options that have an anti-dilutive effect.  For the years ended December 31, 2009 and 2008, 40,000 and 115,000 stock options, respectively, were considered to be anti-dilutive and were excluded from the earnings per share calculation.

(13)    SHARE-BASED COMPENSATION

The Group adopted the Mercer Insurance Group, Inc. 2004 Stock Incentive Plan (the Plan) on June 16, 2004. Awards under the Plan may be made in the form of incentive stock options, nonqualified stock options, restricted stock or any combination to employees and non-employee Directors. At adoption, the Plan initially limited to 250,000 the number of shares that may be awarded as restricted stock, and to 500,000 the number of shares for which incentive stock options may be granted. The total number of shares initially authorized in the Plan was 876,555 shares, with an annual increase equal to 1% of the shares outstanding at the end of each year. As of December 31, 2010, the Plan’s authorization has been increased under this feature to 1,270,514 shares.  The Plan provides that stock options and restricted stock awards may include vesting restrictions and performance criteria at the discretion of the Compensation Committee of the Board of Directors.  The term of options may not exceed ten years for incentive stock options, and ten years and one month for nonqualified stock options, and the option exercise price may not be less than fair market value on the date of grant.  All grants made under the Plan employ graded vesting over vesting periods of 3 or 5 years for restricted stock, incentive stock options, and nonqualified stock option grants, and include only service conditions.  During 2010 and 2009, the Group made no grants of restricted stock, incentive stock options and non-qualified stock options. There were 2,500 stock options and 1,000 shares of restricted stock forfeited in 2008, and in 2009, 10,000 incentive stock options expired unexercised.

In determining the charge to the consolidated statement of earnings for 2010, 2009 and 2008, the fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The significant assumptions utilized in applying the Black-Scholes-Merton option pricing model are the risk-free interest rate, expected term, dividend yield, and expected volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model. The expected term of an option award is based on expected experience of the awards. The dividend yield is determined by dividing the per share-dividend by the grant date stock price. The expected volatility is based on the volatility of the Group’s stock price over a historical period.

Information regarding 2010 stock option activity in the Plan is presented below:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at December 31, 2009	590,700	$13.26
Granted - 2010	-	-
Exercised - 2010	(51,900)	12.21
Forfeited - 2010	-	-
Outstanding at December 31, 2010	538,800	$13.36
Exercisable at:
December 31, 2010	535,800	$13.29
Weighted-average remaining contractual life		3.4 years
Compensation remaining to be recognized for unvested stock options at December 31, 2010 (millions)		0.01
Weighted-average remaining amortization period		.75 years
Aggregate Intrinsic Value of outstanding options, December 31, 2010 (millions)		$-
Aggregate Intrinsic Value of exercisable options, December 31, 2010 (millions)		$-

Information regarding unvested restricted stock activity in the Plan in 2010 is below:

	Number of Shares	Weighted Average Exercise Price per Share
Unvested restricted stock at December 31, 2009	3,000	$22.18
Granted - 2010	-	-
Vested - 2010	(2,000)	19.84
Forfeited - 2010	-	-
Unvested restricted stock at December 31, 2010	1,000	$26.87
Compensation remaining to be recognized for unvested restricted stock at December 31, 2010 (millions)		0.02
Weighted-average remaining amortization period		.75 years

Information regarding stock option activity in the Plan in 2009 is presented below:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at December 31, 2008	600,700	$13.24
Granted - 2009	-	-
Exercised - 2009	-	-
Forfeited - 2009	(10,000)	12.21
Outstanding at December 31, 2009	590,700	$13.26
Exercisable at:
December 31, 2009	569,700	$13.13
Weighted-average remaining contractual life		4.5 years
Compensation remaining to be recognized for unvested stock options at December 31, 2008 (millions)		$0.1
Weighted-average remaining amortization period		1.0 years
Aggregate Intrinsic Value of outstanding options, December 31, 2009 (millions)		$3.2
Aggregate Intrinsic Value of exercisable options, December 31, 2009 (millions)		$3.1

Information regarding unvested restricted stock activity in the Plan in 2009 is below:

	Number of Shares	Weighted Average Exercise Price per Share
Unvested restricted stock at December 31, 2008	22,792	$5.26
Granted - 2009	0	-
Vested - 2009	(19,792)	14.12
Forfeited - 2009	0	-
Unvested restricted stock at December 31, 2009	3,000	$22.18
Compensation remaining to be recognized for unvested restricted stock at December 31, 2009 (millions)		$0.1
Weighted-average remaining amortization period		1.0 years

Information regarding stock option activity in the Plan in 2008 is presented below:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at December 31, 2007	603,200	$13.24
Granted - 2008	-	-
Exercised - 2008	-	-
Forfeited - 2008	(2,500)	12.21
Outstanding at December 31, 2008	600,700	$13.24
Exercisable at:
December 31, 2008	545,867	$12.57
Weighted-average remaining contractual life		5.5 years
Compensation remaining to be recognized for unvested stock options at December 31, 2008 (millions)		$0.3
Weighted-average remaining amortization period		1.4 years
Aggregate Intrinsic Value of outstanding options, December 31, 2008 (millions)		$0.2
Aggregate Intrinsic Value of exercisable options, December 31, 2008 (millions)		$0.2

Information regarding unvested restricted stock activity in the Plan in 2008 is below:

	Number of Shares	Weighted Average Exercise Price per Share
Unvested restricted stock at December 31, 2007	44,584	$14.66
Granted - 2008	-	-
Vested - 2008	(20,792)	14.12
Forfeited - 2008	(1,000)	12.21
Unvested restricted stock at December 31, 2008	22,792	$15.26
Compensation remaining to be recognized for unvested restricted stock at December 31, 2008 (millions)		$0.2
Weighted-average remaining amortization period		0.9 years

(14)           COMMITMENTS AND CONTINGENCIES

The Group becomes involved with certain claims and legal actions arising in the ordinary course of business operations. Such legal actions involve disputes by policyholders relating to claims payments as well as other litigation. In addition, the Group’s business practices are regularly subject to review by various state insurance regulatory authorities. These reviews may result in changes or clarifications of the Group’s business practices, and may result in fines, penalties or other sanctions. In the opinion of management, while the ultimate outcome of these actions and these regulatory proceedings cannot be determined at this time, they are not expected to result in net liability for amounts material to the financial condition, results of operations, or liquidity, of the Group.

The Group is party to a consolidated lawsuit associated with the Merger Agreement.  The lawsuit alleged that Mercer’s board of directors breached their fiduciary duties, that United Fire aided and abetted such breaches of fiduciary duty and that the proxy statement issued in connection with the Merger Agreement contained deficiencies in disclosure of information relating to the merger. The Group and the other defendants vigorously denied the allegations.  Under the terms of a memorandum of understanding executed with the plaintiffs, the Group expects to settle the lawsuit, including the payment of plaintiffs’ counsel fees.  Such fees will either be agreed upon by the parties or determined via the Superior Court of New Jersey of Mercer County, Chancery Division, subject to the terms of the memorandum of understanding.  The Group carries directors and officers liability insurance, that provides a primary liability limit of $5 million, which includes defense costs, subject to a $250 thousand deductible.  It is expected that the settlement of plaintiffs’ counsel fees associated with this lawsuit will be within the limits of liability provided by the directors’ and officers’ liability insurance.

As of December 31, 2010, the Group leased equipment and vehicles under various operating leases that have remaining non-cancelable lease terms in excess of one year.  A summary of minimum future lease commitments as of December 31, 2010 follows:

Minimum
Requirements
Year ending December 31:
2011	$61
2012	46
2013	33
2014	14
$154

Rental expenses of $74, $414, and $422 were incurred for the years ended December 31, 2010, 2009, and 2008, respectively.

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

The Group produces a large percentage of its business through one insurance agent, Davis Insurance Agency (Davis), the owner of which is also a Board member of the Group.  In 2010, 2009 and 2008, premiums written through Davis totaled 4%, 4% and 4%, respectively, of the Group’s direct written premiums. Commissions paid to Davis were $1,206, $1,203 and $1,115 in 2010, 2009 and 2008, respectively.

Van Rensselaer, Ltd., which is owned by William V.R. Fogler, a director, has provided equities investment management services to the Group since the year 1980. Fees to Van Rensselaer, Ltd. amounted to $79, $79 and $124 in 2010, 2009 and 2008, respectively.

Thomas, Thomas & Hafer of Harrisburg, PA is a law firm the Group uses for claims handling assistance.  The brother of the Chief Executive Officer of the Group is a partner of the firm.  Fees to Thomas, Thomas & Hafer amounted to $32, $56 and $77 in 2010, 2009 and 2008, respectively.

(16)	LINE OF CREDIT

As of December 31, 2010 and 2009, FPIG owed $3,000 under a $7,500 bank line of credit.  The line of credit bears interest at the bank’s base rate or an optional rate based on LIBOR.  The effective annual interest rate as of December 31, 2010 and 2009 was 3.25%.  The line of credit includes covenants to maintain certain financial requirements including, minimum statutory surplus and a requirement that no more than 50% of allowable dividends be distributed from subsidiaries.  The Group was in compliance with all covenants as of December 31, 2010 and 2009.

(17)           TRUST PREFERRED SECURITIES

The Group had the following Trust Preferred Securities outstanding as of December 31, 2010:
	Issue Date	Amount	Interest Rate	Maturity Date
Financial Pacific Statutory Trust I	12/4/2002	$5,155	LIBOR + 4.00%	12/4/2032
Financial Pacific Statutory
Trust II	5/15/2003	3,093	LIBOR + 4.10%	5/15/2033
Financial Pacific Statutory Trust III	9/30/2003	7,740	LIBOR + 4.05%	9/30/2033
Total Trust Preferred Securities		15,988
Less: Unamortized issuance costs		(379)
Total		$15,609

FPIG formed three statutory business trusts for the purpose of issuing Floating Rate Capital Securities (Trust preferred securities) and investing the proceeds thereof in Junior Subordinated Debentures of FPIG.  FPIG holds $488 of common stock securities issued to capitalize the Trusts.  Trust preferred securities totaling $15,500 were issued to the public.

Financial Pacific Statutory Trust I (Trust I) is a Connecticut statutory business trust.  The Trust issued 5,000 shares of the Trust preferred securities at a price of $1 per share for $5,000.  The Trust purchased $5,155 in Junior Subordinated Debentures from the Group that mature on December 4, 2032.  The annual effective rate of interest at December 31, 2010 is 8.74%.

Financial Pacific Statutory Trust II (Trust II) is a Connecticut statutory business trust.  The Trust issued 3,000 shares of the Trust preferred securities at a price of $1 per share for $3,000.  The Trust purchased $3,093 in Junior Subordinated Debentures from the Group that mature on May 15, 2033.  The annual effective rate of interest at December 31, 2010 is 8.9%.

Financial Pacific Statutory Trust III (Trust III) is a Delaware statutory business trust.  The Trust issued 7,500 shares of the Trust preferred securities at a price of $1 per share for $7,500.  The Trust purchased $7,740 in Junior Subordinated Debentures from the Group that mature on September 30, 2033.  The annual effective rate of interest at December 31, 2010 is 8.89%.

The Group has the right, at any time, so long as there are no continuing events of default, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters; but not beyond the stated maturity of the Junior Subordinated Debentures. To date no interest has been deferred.  FPIG entered into three interest rate swap agreements to economically hedge the floating interest rate on the Junior Subordinated Debentures (note 18).

The Trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Subordinated Debentures at maturity or their earlier redemption. The Group has the right to redeem the Junior Subordinated Debentures after December 4, 2007 for Trust I, after May 15, 2008 for Trust II and after September 30, 2008 for Trust III.  The Group has not exercised these rights as of December 31, 2010.

(18)           INTEREST RATE SWAP AGREEMENT FOR VARIABLE-RATE DEBT

The Group had the following interest rate swaps outstanding as of December 31, 2010:

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

As of December 31, 2010 and 2009 the Group was party to interest-rate swap agreements with an aggregate notional principal amount of $15,500.  For the year ended December 31, 2010 and 2009, the Group recognized the change in the estimated fair value of the interest rate swap agreements which is recognized in the consolidated statement of earnings as a realized gain or (loss) of $(106) and $519, respectively.  The estimated fair value of the interest-rate swap was a liability of $1,466 and $1,360 as of December 31, 2010 and 2009, respectively.

A summary of the fair values of interest rate swaps outstanding as of December 31, 2010 and 2009 follows:

	December 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value liability	Balance Sheet Location	Fair Value liability
Interest rate swaps:

Union Bank of California (Trust I)	Other liabilities	$(404)	Other liabilities	$(417)
Union Bank of California (Trust II)	Other liabilities	(293)	Other liabilities	(274)
Union Bank of California (Trust III)	Other liabilities	(769)	Other liabilities	(669)

Total derivatives		$(1,466)		$(1,360)

A summary of the effect of derivative instruments on the consolidated statements of earnings for the years ended December 31, 2010, 2009, and 2008:

	December 31, 2010		December 31, 2009		December 31, 2008
Location
	of gain (loss)	Amount of Gain (Loss)	Location of gain	Amount of Gain	Location of (loss)	Amount of (Loss)
	in Income	in Income	in Income	in Income	in Income	in Income
Interest rate swaps:

	Net realized		Net realized		Net realized
Union Bank of California	investment		investment		investment
(Trust I)	gains	$13	gains	$129	losses	$(421)

	Net realized		Net realized		Net realized
Union Bank of California	investment		investment		investment
(Trust II)	losses	(19)	gains	92	losses	(274)

	Net realized		Net realized		Net realized
Union Bank of California	investment		investment		investment
(Trust III)	losses	(100)	gains	298	losses	(805)

Total derivatives		$(106)		$519		$(1,500)

(19)           FAIR VALUE OF ASSETS AND LIABILITIES

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

Securities are generally assigned to Level 3 in cases where non-binding broker/dealer quotes are significant inputs to the valuation and there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace.  The Group’s Level 3 securities consist of three holdings totaling $1.5 million, or less than 0.37% of the Group’s total investment portfolio.  These three securities were valued primarily through the use of non-binding broker quotes.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2010 and 2009.

	December 31, 2010
(in thousands)	Total	Level 1	Level 2	Level 3

Fixed-income securities, available for sale:
U.S. government and government agencies	$15,394	$5,740	$9,654	$-
Obligations of states and political subdivisions	124,640	-	124,640	-
Coprorate securities	186,468	-	186,468	-
Agency mortgage-backed securities	53,445	-	53,445	-
Non-agency mortgage-backed securities	837	-	837	-
Asset-backed securities	16,346	-	14,910	1,436
Total fixed income securities, available for sale	$397,130	$5,740	$389,954	$1,436
Equity securities	10,691	10,625	-	66
Total assets	$407,821	$16,365	$389,954	$1,502

Other liabilities	$1,466	$-	$1,466	$-
Total liabilities	$1,466	$-	$1,466	$-

	December 31, 2009
(in thousands)	Total	Level 1	Level 2	Level 3

Fixed-income securities, available for sale:
U.S. government and government agencies	$14,147	$5,596	$8,551	$-
Obligations of states and political subdivisions	143,293	-	143,293	-
Coprorate securities	130,223	-	130,223	-
Agency mortgage-backed securities	57,874	-	57,874	-
Non-agency mortgage-backed securities	972	-	972	-
Asset-backed securities	18,955	-	17,607	1,348
Total fixed income securities, available for sale	$365,464	$5,596	$358,520	$1,348
Equity securities	9,484	9,417	-	67
Total assets	$374,948	$15,013	$358,520	$1,415

Other liabilities	$1,360	$-	$1,360	$-
Total liabilities	$1,360	$-	$1,360	$-

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows at December 31, 2010 and 2009:

	For the Year Ended
	December 31, 2010
(in thousands)	Fixed-income securities, available for sale	Equity securities

Balance, beginning of year	$1,348	$67
Total net (losses) gains included in net income	-	-
Total net gains (losses) included in other comprehensive income	88	(1)
Purchases, sales, issuances and settlements, net	299	-
Transfers out of level 3	(299)	-
Balance, end of year	$1,436	$66

	For the Year Ended
	December 31, 2009
(in thousands)	Fixed-income securities, available for sale	Equity securities

Balance, beginning of year	$1,767	$46
Total net (losses) gains included in net income	-	-
Total net gains (losses) included in other comprehensive income	53	21
Purchases, sales, issuances and settlements, net	-	-
Transfers out of level 3	(472)	-
Balance, end of year	$1,348	$67

For the year ended December 31, 2010, there were no assets or liabilities measured at fair value on a nonrecurring basis.

(20)           ACCUMULATED OTHER COMPREHENSIVE INCOME

The balances of each component of accumulated other comprehensive income at December 31 are as follows:

	December 31,
	2010	2009

Unrealized gain on investments, net of tax	$15,542	$12,406
Defined benefit pension plan, net of tax	(227)	(186)

Balance, end of year	$15,315	$12,220

(21)     FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Group accepts various forms of collateral for issuance of its surety bonds including cash, irrevocable letters of credit and certificates of deposit.  The Group’s policy is to record in the accompanying consolidated financial statements only those funds received as cash deposits. The off-balance sheet collateral held by the Group consists solely of irrevocable letters of credit totaling $128 and $138 as of December 31, 2010 and 2009, respectively.

(22)	QUARTERLY FINANCIAL DATA (unaudited)

The Group’s unaudited quarterly financial information is as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2010	2009	2010	2009	2010	2009	2010	2009
	(Unaudited, in thousands, except per share data)
Net premiums written	$32,000	$31,856	$37,524	$40,326	$31,365	$33,355	$31,807	$32,293
Net premiums earned	34,735	35,582	33,379	34,952	33,714	34,681	34,136	35,198
Net investment income earned	3,506	3,603	3,499	3,625	3,428	3,605	3,445	3,365
Net realized gains (losses)	472	(481)	618	402	486	472	210	228
Net income	3,472	2,891	3,780	3,750	3,866	3,554	3,618	3,626
Other comprehensive income (loss)	686	1,945	3,829	2,928	5,142	7,007	(6,562)	(2,154)
Comprehensive income (loss)	$4,158	$4,836	$7,609	$6,678	$9,008	$10,561	$(2,944)	$1,472
Net income per share
Basic	$0.55	$0.47	$0.60	$0.61	$0.61	$0.57	$0.57	$0.58
Diluted	$0.54	$0.46	$0.59	$0.60	$0.60	$0.56	$0.55	$0.56

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Mercer Insurance Group, Inc’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Group’s disclosure controls and procedures as of December 31, 2010, and based on that evaluation they have concluded that these controls and procedures are effective as of that date.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Group’s internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Group’s internal control over financial reporting.

(c) Management’s Annual Report on Internal Control Over Financial Reporting

The management of Mercer Insurance Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Group. With the participation of the Chief Executive Office r and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

Mercer Insurance Group, Inc.’s  Independent Registered Public Accounting Firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting. This audit report appears below.

Mercer Insurance Group, Inc.

March 16, 2011	By: /s/ Andrew R. Speaker Andrew R. Speaker President and Chief Executive Officer

March 16, 2011	By: /s/ David B. Merclean David B. Merclean Senior Vice President of Finance and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Mercer Insurance Group, Inc.:

We have audited Mercer Insurance Group. Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mercer Insurance Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion Mercer Insurance Group, Inc. maintained, in all material respects,  effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mercer Insurance Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 16, 2011, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Philadelphia, Pennsylvania
March 16, 2011

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

General

Under Mercer’s Articles of Incorporation, the total number of directors may be determined by a resolution adopted by majority vote of the directors then in office or by resolution of the shareholders at a meeting.  The number of directors for 2011 has been set by the Board at eight. Mercer’s Board of Directors is divided into three classes with directors serving for three-year terms, with one class of directors being elected at each annual meeting of shareholders.

Leadership Structure and Risk Oversight

The Chairman of the Board presides at all meetings of the Board. The Chairman is elected on an annual basis by the remaining directors. Currently, the offices of Chairman of the Board and Chief Executive Officer are separated. The Chief Executive Officer currently serves as the only member of management on the Board. The Company has no fixed policy with respect to the separation of the offices of the Chairman of the Board and Chief Executive Officer. The Board believes that the separation of the offices of the Chairman of the Board and Chief Executive Officer is part of the succession planning process and that it is in the best interests of the Company to make this determination from time to time in light of the then-current circumstances.

In addition, the Board has created several standing committees. The Audit, Nominating/Governance, and Compensation Committees allow regular risk oversight and monitoring, and deeper analysis of issues before the Board. The committee structure also requires these committees to be comprised exclusively of independent directors. The membership of the committees is reviewed from time to time, and specific committee assignments are proposed by the Nominating/Governance Committee in consultation with the chair of each committee and with the consent of the member, and then submitted to the full Board for approval. In addition, the Nominating/Governance committee, among its other duties, conducts an annual assessment of the Board and its various committees to evaluate their effectiveness.

The Board’s role in connection with risk oversight is to oversee and monitor the management of risk practiced by the Company’s management in the performance of their duties.  The Board does this in a number of ways, principally through the oversight responsibility of committees of the Board, but also as part of the strategic planning process. For example, our audit committee oversees management of risks related to accounting, auditing and financial reporting and maintaining effective internal controls over financial reporting.  Our nominating committee oversees risk associated with corporate governance and the Company’s code of conduct, including compliance with listing standards for independent directors, committee assignments and conflicts of interest. Our compensation committee oversees the risk related to our executive compensation plans and arrangements. Our investment committee oversees the risks related to managing our investment portfolio. The full Board receives reports on a regular basis regarding each committee’s oversight from the chairperson of each committee when reporting on their committee’s actions at regular Board meetings.

List of Directors

The following tables set forth as to each of the directors, the year in which his term expires, and his age, principal occupation and business experience for the past five years.  There are no family relationships between or among any of our nominees, continuing directors or executive officers.

Class I Directors — Term Expires in 2013

Name and Principal Occupation During Past Five Years	Age	Director Since (1)	Directorship in other Reporting Companies
George T. Hornyak, Jr. Self-Employed Private Investor since 1998	61	1985	None
Andrew R. Speaker President and Chief Executive Officer of Mercer	48	1997	None
Samuel J. Malizia Managing Partner of the law firm of Malizia, Spidi & Fisch, PC, since 1991; Director of National Penn Bank and Nittany Bank, subsidiaries of National Penn Bancshares, Inc. from 2006 to 2009; Chairman of the Board of Nittany Financial Corp. and Nittany Bank from 1997 to 2006	56	2003	None

Class II Directors — Term Expires in 2011

Name and Principal Occupation During Past Five Years	Age	Director Since (1)	Directorship in other Reporting Companies
Roland D. Boehm Self-Employed Business Consultant	73	1980	None
H. Thomas Davis, Jr. Retired since 2006. Senior Vice President of Mercer from 2001 to 2006	62	2001	Penns Woods Bancorp, Inc.
William V. R. Fogler Owner/Van Rensselaer, Ltd., an investment management company	66	2000	None

Class III Directors — Term Expires in 2012

Name and Principal Occupation During Past Five Years	Age	Director Since (1)	Directorship in other Reporting Companies
William C. Hart Retired	78	1970	None
Richard U. Niedt Retired	79	1979	None

(1)	Includes service as a Director at Mercer Mutual Insurance Company prior to its conversion to a stock company on December 15, 2003.

Experience and Qualifications of Nominees

The Board believes that, particularly in the context of a highly regulated industry, the Company generally benefits from retaining existing directors in office because of the knowledge of the industry and the Company that they gain over the course of time. Thus, the Nominating/Governance Committee generally nominates incumbent directors for re-election to the board as long as those directors have performed, and are expected to continue to perform, in a satisfactory manner, and the board maintains an acceptable overall balance of skills and experience.

The current directors bring to the Company collectively a diverse experience that the Board draws on in the performance of its duties. For example, Mr. Hornyak has had a long career in the financial institutions area, including service as a Chief Executive Officer, is a financial expert, and has significant industry knowledge, Mr. Malizia is an attorney experienced in practice before the Securities and Exchange Commission representing financial institutions, a financial expert, and an entrepreneur who helped found a start-up financial institution, Mr. Boehm is a consultant to financial institutions who worked in that sector for many years and has extensive knowledge of such institutions, Mr. Davis has operated a successful insurance agency in one of the Company’s important territories, has a strong network of agency relationships, founded the Franklin Insurance Company, and has extensive industry knowledge, Mr. Fogler has had substantial experience in the investments sector during his career, Mr. Hart is a financial expert with long experience in the financial institutions sector, and Mr. Niedt is a retired small businessman who operated a business in one of the Company’s important markets very similar to many of the accounts we insure, and provides guidance which helps the Company address the needs of that sector.

Board Committees

The Board of Directors has various standing committees, including an Audit Committee, a Compensation Committee, and a Nominating/Governance Committee.  Directors are expected to attend meetings of the Board, meetings of the committees on which they serve and the Annual Meeting.  During 2010, the Board of Directors held 14 meetings, the Audit Committee held five meetings, the Compensation Committee held three meetings, and the Nominating/Governance Committee held one meeting.  Each director attended at least 75% of the combined total of meetings of the Board of Directors and of each committee of which he was a member.  There were four executive sessions of the Board of Directors excluding management.  All directors attended the 2010 Mercer Annual Meeting.

The Audit Committee is comprised of Directors Hornyak (Chairman), Hart, and Malizia, each of whom is an “independent director” in the judgment of the Board of Directors and as such term is defined by Nasdaq’s Marketplace Rules and Rule 10A-3 of the Exchange Act.  The Board of Directors has designated each of Messrs. Hornyak, Hart and Malizia as “audit committee financial experts” of the Audit Committee.  The Audit Committee operates under a charter adopted by the Board of Directors, a copy of which is posted on the Company’s website at www.mercerins.com.  The Committee is responsible for the appointment, compensation, oversight and termination of Mercer’s independent registered public accounting firm.  The Committee is required to pre-approve audit and non-audit services performed by the independent registered public accounting firm.  The Committee also assists the Board in providing oversight over the integrity of Mercer’s financial statements and Mercer’s compliance with applicable legal and regulatory requirements.  The Committee also is responsible for, among other things, reporting to Mercer’s Board on the results of the annual audit and reviewing the financial statements and related financial and non-financial disclosures included in Mercer’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.  Importantly, from a corporate governance perspective, the Audit Committee regularly evaluates the independent registered public accounting firm’s independence from Mercer and Mercer’s management, including approving legally permitted, non-audit services provided by Mercer’s auditors and the potential impact of such services on the auditors’ independence.  The Committee meets periodically with Mercer’s independent registered public accounting firm outside of the presence of Mercer’s management and possesses the authority to retain professionals to assist it in meeting its responsibilities without consulting with management.  The Committee reviews and discusses with management earnings releases, including the use of pro forma information and financial information provided to analysts and rating agencies.  The Committee discusses with management and the independent registered public accounting firm the effect of accounting initiatives.  The Committee also is responsible for reviewing related party transactions and for receiving and addressing any complaints and concerns relating to accounting and auditing matters.

The Nominating/Governance Committee is comprised of Directors Niedt (Chairman), Malizia, and Hornyak, each of whom is an “independent director” in the judgment of the Board of Directors and as such term is defined by Nasdaq’s Marketplace Rules.  The Nominating/Governance Committee operates under a charter adopted by the Board of Directors, a copy of which is posted on the Company’s website at www.mercerins.com.  The Nominating/Governance Committee is responsible for recommending to the Board individuals to stand for election as directors at the Annual Meeting of Shareholders, assisting the Board in the event of any vacancy on the Board by identifying individuals qualified to become Board members, recommending to the Board qualified individuals to fill such vacancy, recommending to the Board, on an annual basis, nominees for each Board Committee and making independent recommendations to the Board of Directors as to the best practices for Board governance and evaluation of Board performance.  The Committee has the responsibility to develop and recommend criteria for the selection of director nominees to the Board, including, but not limited to diversity, age, skills, experience, and time availability (including consideration of the number of other boards on which the proposed director sits) in the context of the needs of the Board and Mercer and such other criteria as the Committee determines to be relevant at the time. The Committee has the power to apply these criteria in connection with the identification of candidates to be Board members, as well as to apply the standards for independence imposed by Mercer’s listing agreement with Nasdaq and all applicable federal laws in connection with such identification process.  The Committee has not adopted any specific minimum qualifications. However, Mercer’s articles of incorporation require that unless waived by the board of directors, in order to qualify for election as a director of Mercer, a person must have been a shareholder of record of the Company for at least three years. This provision is designed to discourage non-shareholders from buying a controlling interest in the Company for the purpose of having themselves elected to the Board, by requiring them to wait at least three years before being eligible for election.  During this period, the shareholder would gain the familiarity with the Company that is necessary to be able to fulfill his or her duties as a director.

The Nominating/Governance Committee considers potential candidates for Board membership recommended by its members, management, shareholders, other directors and others.  The Committee will consider nominees recommended by shareholders and, in considering such candidates, the Committee will apply the same criteria it applies in connection with Committee-recommended candidates.  The bylaws of Mercer permit nominations for election to the Board of Directors to be made by the Board of Directors or by any shareholder entitled to vote for the election of directors.  All nominations for director to be made at the Annual Meeting by shareholders entitled to vote for the election of directors must be preceded by notice in writing, delivered or mailed by first class United States mail, postage prepaid, to the Secretary of Mercer not less than 90 days prior to the Annual Meeting.  Such notice must contain the following information: (a) the name, age, and business address, and if known, the residential address of each nominee; (b) the principal occupation or employment of each nominee; and (c) the number of shares of Mercer Common Stock beneficially owned by the nominee.  No shareholder has given notice of an intention to make a nomination as of the date of this annual report.  If a nomination is attempted at the Annual Meeting that does not comply with the procedures required by the bylaws or if any votes are cast at the Annual Meeting for any candidate not duly nominated in accordance with the requirements of the bylaws, then such nomination or such votes shall be disregarded.

 While the Board does not have a formal diversity policy, it is the Board’s policy to identify qualified potential candidates without regard to any candidate’s race, color, disability, gender, national origin, religion or creed. In recommending proposed nominees to the full Board, the Nominating/Governance Committee is charged with building and maintaining a board that has an ideal mix of talent and experience to achieve the Company’s business objectives. In particular, the Nominating/Governance Committee focuses on relevant subject matter expertise, depth of knowledge in key areas that are important to the Company, and diversity of thought, background, perspective and experience so as to facilitate debate and broad thinking on strategies and tactics pursued by the Company, and believes that this approach will best result in a board that shows diversity in many respects.

The Compensation Committee is comprised of Directors Hart (Chairman), Boehm and Hornyak, each of whom is an “independent director” in the judgment of the Board of Directors and as such term is defined by Nasdaq’s Marketplace Rules.  All of our employees are employed directly by BICUS Services Corporation (“BICUS”), a wholly owned subsidiary of Mercer that provides management services to Mercer and all of its affiliates.  The Compensation Committee operates under a charter adopted by the Board of Directors, a copy of which is posted on the company’s website at www.mercerins.com.  The Compensation Committee is responsible for reviewing and making recommendations regarding the compensation and benefits of employees for, and granting stock options and restricted stock awards to, employees, management and directors under Mercer’s 2004 Stock Incentive Plan.

Executive Officers

       The Executive Officers are elected each year at the meeting immediately following the Annual Meeting of Shareholders, and at other Board meetings, as appropriate. Each of the Executive Officers is an officer of the Group and certain of its subsidiaries. Except as noted in the pertinent notes, each Executive Officer has been employed by the Group in executive positions for more than the past five years.

       Executive Officers Who Are Not Directors:

Name and Position	Age	Principal Occupation During Past Five Years
Paul D. Ehrhardt Senior Vice President, Chief Underwriting Officer and Corporate Secretary of Mercer Insurance Group, Inc.	53	Has served in this position since June, 2001
David B. Merclean Senior Vice President of Finance and Chief Financial Officer of Mercer Insurance Group, Inc.	60	Has served in this position since October, 2003
Paul R. Corkery Senior Vice President and Chief Information Officer of Mercer Insurance Group, Inc.	60	Has served in this position since March 2006; Consultant, Amper, Politziner and Mattia from 2004 to March 2006

AUDIT COMMITTEE REPORT

The Audit Committee of the Board of Directors of Mercer is comprised of three independent Directors. The members of the Audit Committee are Directors Hornyak (Chair), Hart, and Malizia.  The Audit Committee operates under a written charter originally adopted by the Board of Directors on May 7, 2003 and amended on January 13, 2010. The Board of Directors has designated each of Messrs. Hornyak, Hart, and Malizia as an “audit committee financial expert” of the Audit Committee.

The Audit Committee has reviewed the audited financial statements of Mercer for the fiscal year ended December 31, 2010, and discussed them with management and Mercer’s independent registered public accounting firm, KPMG LLP.  The Audit Committee also has discussed with the independent registered public accounting firm the matters required to be discussed by the Statement of Auditing Standards No.  114.

The Audit Committee has received the written disclosures and the letter from KPMG LLP required by applicable requirements of the Public Company Accounting Oversight Board regarding KPMG LLP’s communications with the Audit Committee concerning independence, and has discussed with KPMG LLP its independence. The Audit Committee has also considered whether the fees paid by Mercer to KPMG and described below are compatible with maintaining KPMG’s independence from Mercer.  Based on the review and discussions described above, the Audit Committee recommended to the Board of Directors that Mercer’s audited financial statements for the fiscal year ended December 31, 2010, be included in Mercer’s Annual Report on Form 10-K for that fiscal year.

This report is not intended to be “soliciting material,” is not intended to be “filed” with the SEC, and is not intended to be incorporated by reference into any filing made by Mercer Insurance Group, Inc. with the SEC under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether such filing is made before or after the date hereof and notwithstanding any general incorporation language contained in any such filing.

Submitted by:

THE AUDIT COMMITTEE:

George T. Hornyak, Jr. (Chairman)
William C. Hart
Samuel J. Malizia

CORPORATE GOVERNANCE DOCUMENTS

A copy of the Company’s Corporate Governance Guidelines, the Company’s Code of Conduct and Ethics, the Company’s Code of Ethics for Senior Executive Officers and the charters of the Company’s Audit Committee, Compensation Committee, and Nominating/Governance Committee are available on the Company’s website under Investor Relations at www.mercerins.com and any shareholder may obtain a printed copy of these documents by writing to Investor Relations, Mercer Insurance Group, Inc., P.O.Box 278, Pennington, New Jersey 08534, by e-mail to investorrelations@mercerins.com or by calling Investor Relations at (800) 223-0534.

ITEM 11.  EXECUTIVE COMPENSATION.

Compensation Committee Members and Independence

Messrs. Hart, Boehm, and Hornyak are the members of the Compensation Committee.  Mr. Hart is the Committee chair.  Each member of the Compensation Committee is an “independent director” as such term is defined by Nasdaq’s Marketplace Rules.

Role of Compensation Committee

The Compensation Committee operates under a written charter adopted by the Board.  A copy of the charter is available online on our website at www.mercerins.com.  The fundamental responsibilities of the Committee are to:

•	Adopt and review an executive compensation philosophy that reflects our mission, vision, values, and long-term strategic objectives;

•	Administer our executive compensation programs in a manner that furthers our strategic goals and serves the interests of our shareholders;

•	Establish compensation-related performance objectives for executive officers that support our key business objectives;

•	Evaluate the job performance of the Chief Executive Officer in light of the established goals and objectives;

•	Determine the total compensation levels of the named executive officers and to allocate total compensation among the various components pursuant to the executive compensation philosophy;

•	Administer our equity compensation and other incentive compensation plans;

•	Make recommendations to the Board regarding equity-based and incentive compensation plans;

•	Make recommendations regarding succession plans for the Chief Executive Officer;

•	Recommend to the board the compensation arrangements with respect to our non-employee directors;

•	Oversee preparation of the disclosure on executive compensation set forth each year in Mercer’s proxy statement, including the Committee’s report thereon; and

•	Annually review and assess the adequacy of the Compensation Committee Charter and evaluate its own performance thereunder.

Committee Meetings

The Compensation Committee meets as often as necessary to perform its duties and responsibilities.  The Committee held three meetings during 2010.  The Committee typically meets with the Chief Executive Officer and, where appropriate, with other members of our executive management team.

The Committee receives and reviews materials in advance of each meeting.  These materials include information that management believes will be helpful to the Committee, as well as materials that the Committee has specifically requested.  Depending upon the agenda for a specific meeting, these materials may include:

•	Financial reports on year to date performance compared to prior year performance;

•	Calculations and reports on levels of achievement of individual and corporate performance objectives;

•	Reports on our strategic objectives and budget for future periods;

•	Reports on both current and past performance versus a peer group of companies;

•	Information on the named executive officers’ stock ownership holdings;

•	Information with respect to equity compensation awards;

•	Tally sheets setting forth the total compensation of the named executive officers, which includes base salary, cash incentives, equity awards, perquisites, and other compensation; and

•	Information regarding compensation programs and compensation levels at peer companies.

Management’s Role in the Compensation Process

Management plays a significant role in the compensation process.  The most significant aspects of management’s role are:

•	Evaluating employee performance;

•	Establishing business performance targets and objectives; and

•	Recommending salary levels, and equity and incentive awards.

The Chief Executive Officer works with the Committee chair in establishing the agenda for Committee meetings.  Management also prepares information as needed for each Committee meeting.

The Chief Executive Officer also participates in Committee meetings at the Committee’s request to provide:

•	Background information regarding our strategic goals;

•	Evaluation of the performance of the other named executive officers; and

•	Compensation recommendations for the named executive officers (other than himself).

Committee Analysis

The Compensation Committee collects and analyzes internal executive compensation information in establishing appropriate compensation levels.  Additionally, from time to time, the Committee reviews other human resource issues, including qualified and non-qualified benefits and management performance appraisals.

The Compensation Committee Charter grants the Committee the authority to hire advisors and consultants to assist the Committee with meeting its obligations under its charter, although the Committee has not to date engaged any advisors or consultants.

Annual Evaluation

The Compensation Committee meets in executive session each year to evaluate the performance of the named executive officers, to determine their annual equity and incentive bonuses for the prior fiscal year, if any, and to establish qualitative annual performance objectives for the Chief Executive Officer for the current fiscal year, as well as to review and set base salaries and to consider and approve any grants or awards to executive officers under our equity incentive programs.

Incentive Items and Corporate Goals

The Compensation Committee’s process begins with a review of the incentive items and corporate goals for the Company’s executive officers around the beginning of each fiscal year.  The Committee engages in an active dialogue with the Chief Executive Officer concerning strategic objectives and corporate goals.  The Committee reviews the appropriateness of the incentives and goals and the degree of difficulty in achieving them.

Targeted Compensation Levels

Together with the incentives and corporate goals, the Compensation Committee establishes targeted total compensation levels for its executive officers.  In making its determination, the Committee is guided by the compensation philosophy described below in the Compensation Discussion and Analysis.  The Committee also considers historical compensation levels, competitive pay practices and the relative compensation levels among our executive officers as a group.  We also consider industry conditions, corporate performance, and the overall effectiveness of our compensation program in achieving desired performance levels.

As targeted total compensation levels are determined, the Committee also determines the portion of total compensation that will be contingent, performance-based pay.  Performance-based pay generally includes cash bonuses and equity-based compensation whose value is dependent upon long-term appreciation in the price of our common stock.

Committee Effectiveness

In accordance with the provisions of our charter, the Committee reviews, on an annual basis, its performance and the effectiveness of our compensation program in obtaining desired results.

Reasonableness of Compensation

After considering all the components of the compensation paid to the named executive officers, the Committee has determined that the compensation paid to the named executive officers is reasonable and not excessive.

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy

We have designed our executive compensation program with the fundamental objective of supporting our core values and strategic mission and vision.  The basis of our compensation philosophy is to align the interests of management with those of our shareholders.  The following principles influence and guide the Compensation Committee’s compensation decisions:

•
The Committee examines our business plan and strategic objectives in order to ensure that its compensation decisions attract and retain leaders and reward them for achieving our strategic initiatives and objective measures of success.

•	At the core of our compensation philosophy is our belief that we should link pay directly to performance. This philosophy guides our compensation-related decisions:

•	A substantial portion of executive officer compensation is contingent and variable upon achievement of incentive items and corporate goals.

•	Our equity compensation plans prohibit discounted stock options, reload stock options, and re-pricing of stock options.

•	The Committee believes that compensation should generally increase with position and responsibility.

•	Total compensation is higher for individuals with greater responsibility and greater ability to influence our achievement of targeted results and strategic initiatives.

•
As position and responsibility increases, a greater portion of the executive officer’s total compensation becomes performance-based and contingent upon the achievement of incentive items and corporate goals.

•
Equity-based compensation is higher for persons with higher levels of responsibility, making that portion of their total compensation dependent on long-term appreciation in the value of our common stock.

Business Context

The Committee has adopted guiding compensation principles that will directly align the interests of executives with shareholders in accomplishing corporate strategic objectives.  These guiding principles are as follows:

•	Attracting and retaining competent executive leadership;

•	Delivering the total compensation package in a cost-efficient manner;

•	Using long-term equity compensation tied to our common stock and financial performance to reinforce key business objectives.

•	Ensuring the alignment of the interests of executives and shareholders; and

•	Motivating executives through competitive compensation opportunities based upon job scope and sustained individual and company performance to achieve competitive results.

Compensation Components and Benchmarking

We do not believe it is appropriate to establish compensation levels solely upon benchmarking.

The major components of our executive compensation program are the following:

•	Market-competitive executive base salaries,

•	Short term cash incentive bonuses based upon the achievement of incentive items and corporate goals;

•	Long-term equity incentive compensation; and

•	Base benefits that are generally available to all employees.

For 2010, compensation paid to our executives consisted primarily of base salary and cash bonuses.  In addition to being eligible for participation in company-wide benefits plans, the named executive officers are eligible to participate in our nonqualified deferred compensation plans, which is the only significant benefit we provide to our named executive officers which is not available to all of our employees generally.  Incentive awards are directly related to both corporate and individual performance.  Market data, individual performance, retention needs, and internal equity have been the primary factors considered in decisions to increase or decrease compensation.

Base Salaries

Base salary is a critical element of executive compensation because it provides executives with a predictable base level of income.  In determining base salaries, the Committee considers the following criteria:

•	The overall job scope and responsibilities;

•	The executive’s qualifications, including education and experience level;

•	The goals and objectives established for the executive;

•	Individual performance versus objectives;

•	The executive’s past performance;

•	Internal pay equity; and

•	The tax deductibility of base salary.

We annually review the base salaries for our executive officers to assess the above criteria and determine any necessary adjustments, which are generally incorporated in base salaries as of April 1 of each year.  Periodic increases may also occur if warranted due to significant increases in job scope and responsibility or other considerations.

The Compensation Committee met in January of 2010, and again in August of 2010, to discuss compensation in light of the current economic and insurance marketplace conditions and consider the base salaries of the Company’s named executive officers and all other employees. The Committee determined that the circumstances called for maintenance of the freeze in executive salaries originally effective January 1, 2009. Accordingly, the base salaries in effect at the end of 2009  for the named executive officers remained unchanged in 2010, and are as follows:  (a) Mr. Speaker: $375,000; (b)  Mr. Ehrhardt:  $290,000; (c) Mr. Merclean:  $250,000; and (d) Mr. Corkery:  $220,000.

Salary income earned by each named executive officer during calendar year 2010 is reported in the Summary Compensation Table, which appears below following this Compensation Discussion and Analysis.

Short-Term Incentive Compensation

We provide annual short-term incentive opportunities, after a specified minimum level of basic operating earnings per share (operating earnings is a non-GAAP measure defined as net income less after-tax realized gains and losses) is achieved, in the form of cash bonuses for our  executives that are designed to reward achievement of company operating profitability objectives.  A cash bonus can only be awarded if basic operating earnings per share exceeds $1.25 per share. In the event that this threshold is achieved, the Cash Bonus Plan provides cash bonus target levels (expressed as a percentage of salary) correlated to graduated levels of basic operating earnings per share. In addition, there is a discretionary amount, which is also correlated to basic operating earnings per share, for the named executive officer’s contribution to Company operations and strategic objectives. Once the threshold amount is achieved, the plan for 2010 provides that cash bonuses for the named executive officers can range from a minimum of 6.75% to a maximum of 150% of base salary, depending on the level of basic operating earnings per share achieved, and based on the discretion exercised by the Compensation Committee in evaluating the named executive officer’s contribution to Company operations and strategic objectives.  The Company’s annual Cash Bonus Plan, provides that cash bonus awards for the named executive officers will be based 50% on achieving corporate financial objectives measured by basic operating earnings per share targets, and 50% allocated at the discretion of the Compensation Committee based on the Compensation Committee’s evaluation of individual performance.

The Compensation Committee evaluates each named executive officer’s performance for the year within the larger perspective of what it believes the named executive officers as a group, and as individual executives, must do to execute the Company’s strategic plan while managing the current business of the Company. The Compensation Committee, in its discretion, and assisted by the Chief Executive Officer in the case of his subordinates, evaluates the performance of each named executive officer in a non-formulaic manner and in the larger context of overall corporate performance, taking into account the executive’s duties, the strategic goals of the Company, the exigencies of changing demands and circumstances during the fiscal year, and available resources. There are no pre-established goals that must be satisfied in order for a named executive officer to receive the discretionary portion of a bonus, and it represents a subjective decision of the Committee.

In making this determination, the Committee, in its discretion, considers the extent to which the named executive officer has contributed to the achievement of certain specific incentive items and corporate goals, including but not limited to:

•	New products and product delivery to increase revenue,
•	Expense management efforts to increase profitability,
•	Profitability orientation,
•	Productivity and automation initiatives,
•	Process improvement,
•	Work force stability and skill development,
•	Investor relations activities,
•	Capital management initiatives, and
•	Maintenance of rating agency levels.

The Company’s basic operating earnings per share for 2010 was $2.15 per share. Based on the provisions of the cash bonus plan for 2010, the cash bonus award correlated to this amount for the chief executive officer ranges from a minimum of 54.8% to a maximum of 109.7% of base salary, and for the other named executive officers from a minimum of 32.9% to a maximum of 65.8% of base salary. The minimum represents the portion of the bonus earned by achieving the corporate financial objective, based on basic operating earnings per share of $2.15, with the balance of the cash bonus range discretionary on the part of the Compensation Committee.

Messrs. Speaker, Ehrhardt, Merclean and Corkery were awarded the full discretionary portion of the bonus, resulting in bonus awards of 109.7% and 65.8% of base salary for the Chief Executive Officer and for each of the other named executive officers, respectively. The Compensation Committee approved the award of the full discretionary portion of the bonus for these executives based on company performance, executive achievements and team orientation. During 2010, under the leadership of the named executive officers, the Company continued to increase its efficiency through restructuring and expense reductions, introduced new products in key markets, recruited agents to achieve targeted expansion opportunities, continued to build out key information technology initiatives, and managed to a low key employee turnover, as well as achieving significant growth in insurance subsidiary surplus.

The cash bonus earned by each named executive officer under the Plan for 2010 is reported in the Summary Compensation Table which appears below following this Compensation Discussion and Analysis.

The Compensation Committee will continue the cash bonus plan into 2011 without change.

Long-Term Incentive Compensation

We believe in maintaining a strong correlation between shareholders’ long-term interests and objectives for executives.  This correlation is strengthened by using equity-based compensation through programs that are easily understood and incorporate long-term business growth strategies.  We determine, on an annual basis, which named executive officers will receive equity-based awards, the size and type of the awards, and the award restrictions (vesting and performance criteria).  We target our equity-based awards based upon several factors, including each officer’s job scope and responsibilities, individual performance and long-term potential as determined by the Committee.

We have historically provided long-term incentive compensation through the use of equity grants.  We believe that equity grants are the most effective means of creating a long-term link between the compensation provided to named executive officers and gains realized by shareholders.  We have elected to use stock options and restricted stock as the primary equity compensation vehicles.

We use stock options as a long-term incentive vehicle because, among other things:

•
Stock options align the interests of executives with those of the shareholders, support a pay-forward performance culture, facilitate employee stock ownership and focus the executive management team on increasing value for our shareholders;

•
Stock options are performance-based.  All of the realizable value received by the recipient from a stock option is based upon the increase in the value of a share of our common stock above the option exercise price, which is equal to the fair market value per share on the date of grant;

•	Stock options help to provide a balance to the overall compensation program; and

•	The vesting period and performance criteria encourage executive retention and the preservation of shareholder value.

All stock options incorporate the following features:

•	The term of the grant does not exceed ten years (in the case of an incentive stock option) and ten years and one month (in the case of a non-qualified stock option);

•	The grant price is not less than the closing price of a share of our common stock on the date that the Committee grants the option or, if later, on the date that the grant becomes effective;

•	No grant includes a “re-load” provision; and

•	Re-pricing of an option is prohibited.

We also use restricted stock as a long-term investment vehicle because, among other things:

•	Restricted stock provides an equally motivating form of incentive compensation as stock options; and

•	Awarding restricted stock permits us to use fewer shares than options to deliver comparable value to the executive, which reduces the potential dilution to our shareholders.

In determining the number of options and shares of restricted stock that we grant to our executive officers as long-term incentive compensation, the Compensation Committee takes into account the officer’s position, scope of responsibility and the value of the awards in relation to other elements of the executive’s total compensation.  In addition, the Committee considers an executive’s job responsibilities, past contributions to Company performance and potential for future contributions.  The Committee believes that long-term incentive compensation should consist of awards of both stock options and shares of restricted stock, which is consistent with the broader market practice of using more than one type of award to provide appropriate long-term incentives.   In determining the proper mix between stock options and shares of restricted stock, the Committee exercises judgment and discretion in light of its general compensation philosophy and policies with a view toward creating incentives which motivate and are appropriate for each officer in light of the specific components of that officer’s total compensation package.  Note that, unlike many other publicly held companies, the Company has not in the past issued incentive awards on a recurring annual basis. Instead, the Company has made only a single grant of stock options and shares of restricted stock to each of its senior officers.  Although this has been the Company’s practice in the past, the Committee could change this policy in the future.

We currently award all options and restricted stock pursuant to the 2004 Stock Incentive Plan.  Awards of restricted stock and stock options are approved by the Compensation Committee at its regularly scheduled meeting in February each year, which is contemporaneous with the release of the Company’s annual earnings.  Except in unusual circumstances, the Company does not generally grant stock options to its executive officers at other times.

There were no grants of options or restricted stock during 2010 to the named executive officers.  Information concerning the number of shares of restricted stock and stock options that vested in 2010 and concerning the number of options and unvested restricted shares held by each named executive officer as of December 31, 2010 is set forth in the Option Exercises and Stock Vested Table and in the Outstanding Equity Awards at Fiscal Year-End Table, respectively, which appear below following this Compensation Discussion and Analysis.

Retirement Plans and Other Benefits

All Mercer employees who have completed at least six months of service, who are at least 21 years of age and who work at least 1,000 hours per year are entitled to participate in the Mercer Insurance Retirement Savings Plan, which we refer to as the “MIRSP.”  Under the terms of the MIRSP, a participating employee may elect to have up to 100% of their earnings contributed to the MIRSP's related trust under its 401(k) feature.  Mercer matches the employee’s contributions at the rate of 1/3 of the first 6% of each employee’s pre-tax contribution and also contributes an amount equal to 2% of each employee’s annual compensation. Deferral amounts in excess of the qualified plan limitations, as well as Company contributions on such compensation, are funded into a nonqualified plan, as discussed below.  In addition, the Company may make a discretionary contribution for each year, based on Company profitability, to both the qualified 401(k) plan and, where applicable, to the nonqualified plan.  All Company contributions vest 30%, 60% and 100% after one, two and three years of service, respectively. Contributions made by the Company under the MIRSP in 2010 on behalf of each named executive officer are reported in the Summary Compensation Table which appears below following this Compensation Discussion and Analysis.

In addition to the MIRSP, the named executive officers are eligible to participate in the Executive Nonqualified Excess Plan and in the nonqualified 401(k) Mirror Plan, each of which is a nonqualified deferred compensation plan and is described in the narrative that accompanies the Nonqualified Deferred Compensation Table which appears below following this Compensation Discussion and Analysis.  Contributions made by the Company under these Plans in 2010 on behalf of the named executive officers are reported in the Summary Compensation Table which appears below following this Compensation Discussion and Analysis.

Mercer also maintains an Employee Stock Ownership Plan, which we refer to as the “ESOP,” which is described under the heading “Tax Qualified Retirement Plan and ESOP” that appears below following this Compensation Discussion and Analysis.  Shares of Mercer Common Stock which were allocated to the accounts of the named executive officers in 2010 under the ESOP are reported in the Summary Compensation Table.

2011 Compensation of Named Executive Officers

The Compensation Committee met in February of 2011, and pursuant to the terms of the Merger Agreement with United Fire and Casualty Company, there was no change in compensation for the named executive officers.

Internal Pay Equity

We believe that internal pay equity is an important factor to be considered in establishing compensation for executive officers.  We have not established a formal policy regarding the ratio of total compensation of the Chief Executive Officer to that of the other senior officers, but we review compensation levels to ensure that appropriate equity exists.  The Compensation Committee intends to continue to review internal compensation equity and may adopt a formal policy in the future if the Committee deems such policy appropriate.

The Tax Deductibility of Compensation Should Be Maximized Where Appropriate

We generally seek to maximize deductibility for tax purposes of all elements of compensation.  The Compensation Committee reviews compensation plans in light of applicable tax provisions including Section 162(m) of the Internal Revenue Code of 1986, as amended (which we refer to as the “Code”) and may revise compensation plans from time to time to maximize deductibility.  The Committee may, however, approve compensation that does not qualify for deductibility when the committee deems it to be in our best interest.  Note that, in 2009, none of our named executive officers received annual compensation (as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended) in excess of $1,000,000.

Restatement of Financial Statements

The Compensation Committee is of the view that, to the extent permitted by law, it has authority to retroactively adjust any cash or equity-based incentive award paid to any senior officer (including any named executive officer) where the award was based upon Mercer’s achievement of specified financial goals and it is subsequently determined following a restatement of Mercer’s financial statements that the specified goals were not in fact achieved.

Executive and Director Stock Ownership Requirements

In accordance with a policy adopted by the Board of Directors, each named executive officer of the Company, and each Director, is required to own a minimum of 2,500 shares of Mercer Common Stock. We provide each officer with a reasonable time after joining the Company to achieve this level of stock ownership.

COMPENSATION COMMITTEE REPORT

We have reviewed and discussed with management the Compensation Discussion and Analysis set forth above in this annual report.  Based upon our review and discussion with management, we have recommended to the Board of Directors that the Compensation and Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2010.

Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that incorporate future filings, including this annual report, in whole or in part, the foregoing Compensation Committee Report shall not be incorporated by reference into any such filings.

Submitted by:

THE COMPENSATION COMMITTEE

William C. Hart (Chairman)
Roland D. Boehm
George T. Hornyak, Jr.

Compensation Tables and Additional Compensation Disclosure

Total Compensation

The following table provides certain summary information concerning total compensation paid or accrued by Mercer to Andrew R. Speaker, Mercer’s President and Chief Executive Officer, to David B. Merclean, Mercer’s Senior Vice President of Finance and Chief Financial Officer, and to the Company’s other two named executive officers.  The Company has entered into an employment agreement with each of Messrs. Speaker, Ehrhardt, Merclean and Corkery, which employment agreements are described under the heading “Description of Employment Agreements and Potential Post-Employment Payments” which appears below.

Name and Principal Position	Year	Salary1 ($)	Bonus2 ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation3 ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation4 ($)	Total ($)
Andrew R. Speaker President and Chief Executive Officer	2010 2009 2008	$375,000 $375,000 $367,228	-- -- --	-- -- --	-- -- --	$411,329 $411,329 $421,875	-- -- --	$81,355 $84,083 $67,259	$867,684 $870,412 $856,362
Paul D. Ehrhardt Senior Vice President and Corporate Secretary	2010 2009 2008	$290,000 $290,000 $286,040	-- -- --	-- -- --	-- -- --	$190,857 $190,857 $195,750	-- -- --	$95,082 $62,452 $49,286	$ 575,939 $543,309 $531,076
David B. Merclean Senior Vice President of Finance and Chief Financial Officer	2010 2009 2008	$250,000 $250,000 $246,860	-- -- --	-- -- --	-- -- --	$164,532 $164,532 $168,750	-- -- --	$55,407 $55,986 $43,315	$469,939 $470,518 $458,925
Paul R. Corkery Senior Vice President and Chief Information Officer	2010 2009 2008	$220,000 $220,000 $217,815	-- -- --	-- -- --	-- -- --	$144,788 $144,788 $148,500	-- -- --	$49,536 $50,698 $37,698	$414,324 $415,486 $404,013

Footnotes

(1)
Consists of base salary paid in 2010, 2009 and 2008. At its February, 2008 meeting the Compensation Committee set annual base salaries for these officers, effective April 1, 2008, at $375,000, $290,000, $250,000 and $220,000, respectively, and they have been frozen at this level since then in view of the difficult economy and business conditions for insurance companies.

(2)	Bonus compensation earned in 2010, 2009 and 2008 under the Cash Bonus Plan is reported in this Table in the column entitled “Non-Equity Incentive Plan Compensation”.

(3)   The amounts reported in this column consist of awards made under the Company’s Cash Bonus Plan.  The Cash Bonus Plan is described under the heading “Short-Term Incentive Compensation” in the Compensation Discussion and Analysis which appears above.

(4)
Reported amounts include Company contributions to the Company’s qualified and non-qualified retirement plans on behalf of the named executive officers and the value of  shares of Mercer Common Stock allocated under the ESOP for the accounts of the named executive officers, as follows:  (a) Mr. Speaker:  (2010) 23,222 and $44,890, respectively; (2009) $47,824 and $28,571, respectively; and (2008) $42,562 and $17,503; (b) Mr. Ehrhardt:   (2010) $16,049  and $44,890, respectively; (2009) $30,470 and $28,571, respectively; and  (2008) $27,747 and $17,503, respectively; (c) Mr. Merclean:  (2010) $16,576 and $38,831, respectively; (2009) $29,786 and $26,200, respectively; and (2008) $27,743 and $15,572, respectively; (d) Mr. Corkery: :  (2010) $14,678 and $34,858, respectively; (2009) $26,053 and $24,646, respectively; and (2008) $23,246 and $14,452, respectively.  Reported amounts for Mr. Speaker also include club dues (only in 2010), and amounts relating to personal use of a Company automobile.  Reported amounts for Mr. Ehrhardt include amounts relating to personal use of a Company automobile and reimbursement of moving expenses of $32,354 (for 2010 only) associated with his transfer to our Rocklin, CA location.

Plan-Based Compensation

The 2004 Stock Incentive Plan provides for the grant of awards in the form of incentive stock options, nonqualified stock options, restricted stock or any combination thereof to Company employees and to non-employee directors.  The Plan as adopted authorized the issuance of 876,555 shares of Mercer Common Stock, subject to an annual increase equal to 1% of the number of shares of Mercer Common Stock outstanding at the end of each calendar year.  As of December 31, 2010, 1,270,514 shares (before reduction for grants) of Mercer Common Stock were authorized to be issued under the Plan. The Plan provides that stock options and restricted stock awards may include vesting restrictions and performance criteria at the discretion of the Compensation Committee of the Board of Directors.  The term of options may not exceed ten years for incentive stock options and ten years and one month for nonqualified stock options and the option exercise price may not be less than fair market value on the date of grant.  All grants employ graded vesting over vesting periods of 3 or 5 years for restricted stock, incentive stock options and nonqualified stock options, and are subject only to such service conditions.  During 2010, the Company made no grants of restricted stock, incentive stock options or non-qualified stock options.  There were no stock options or shares of restricted stock forfeited in 2010.

Outstanding Stock Option and Other Equity Awards at Fiscal Year End

The following table provides certain information with respect to the executive officers named in the Summary Compensation Table appearing above concerning stock options and other equity awards which were outstanding on December 31, 2010.

OUTSTANDING EQUITY AWARDS AT 2010 FISCAL YEAR END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price3 ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Andrew R. Speaker	24,5001	--	--	$12.21	6/16/2014	--	--	--	--
	100,5002	--	--	$12.21	7/16/2014	--	--	--	--
Paul D. Ehrhardt	24,5001	--	--	$12.21	6/16/2014	--	--	--	--
	22,5002	--	--	$12.21	7/16/2014	--	--	--	--
David B. Merclean	24,5001	--	--	$12.21	6/16/2014	--	--	--	--
	10,5002	--	--	$12.21	7/16/2014	--	--	--	--
Paul R. Corkery	11,5501	--	--	$25.89	10/1/2016	--	--	--	--
	13,4502	--	--	$25.89	11/1/2016	--	--	--	--

Footnotes:

(1)   Incentive Stock Options.
(2)	Nonqualified stock options.
(3)	Exercise price is equal to the closing sale price on the date of grant.

Stock Option Exercises and Vesting of Restricted Stock

The following table provides certain information with respect to the executive officers named in the Summary Compensation Table appearing above concerning the exercise of stock options and the vesting of restricted stock during calendar year 2010.

OPTION EXERCISES AND STOCK VESTED IN 2010

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise1 ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting2 ($)
Andrew R. Speaker	--	--	--	--
Paul D. Ehrhardt	--	--	--	--
David B. Merclean	12,000	$79,560	--	--
Paul R. Corkery	--	--	1,667	$29,523

Footnotes

(1)	Determined on the basis of the closing price of the Mercer Common Stock on the exercise date of November 16, 2010.

(2)	Determined on the basis of the closing price of the Mercer Common Stock on the vesting date of October 1, 2010.

Tax Qualified Retirement Plan and ESOP

All Mercer employees who have completed at least six months of service, who are at least 21 years of age and who work at least 1,000 hours per year are entitled to participate in the Mercer Insurance Retirement Savings Plan, which we refer to as the “MIRSP.”  Under the terms of the MIRSP, a participating employee may elect to have up to 100% of his earnings contributed to the Plan's related trust under its 401(k) feature.  The Company matches at a rate of one third of each employee’s pre-tax contribution (up to 6% of compensation) and also contributes an amount equal to 2% of each employee’s annual compensation.  Deferral amounts in excess of the qualified plan limitations, as well as Company contributions on such compensation, are allocated to a nonqualified plan.  (See the narrative which accompanies the Nonqualified Deferred Compensation Table which appears below.)  In addition, the Company sometimes makes a discretionary contribution to the MIRSP each year based upon Company profitability and, where applicable, to the nonqualified plans.  All Company contributions vest 30%, 60% and 100% after one, two and three years of service, respectively.  Amounts in the plan, together with accumulated earnings, are distributed, in accordance with the requirements of the Internal Revenue Code, at the discretion of the participant upon retirement as a lump sum or in installments, or on occasion of death or justifiable hardship. Balances in the MIRSP are invested in investment vehicles chosen by the participants from a selection of investment choices that are unrelated to the Company in any manner. Company contributions under the MIRSP for the account of each named executive officer are reported in the “All Other Compensation” column in the Summary Compensation Table which appears above.

The Company also maintains an Employee Stock Ownership Plan (which we refer to as the “ESOP”) for the benefit of its employees.  The ESOP purchased 626,111 shares of Mercer Common Stock in 2003 with the intention of allocating these shares to its employees over a period of ten years.  The Company allocates shares of Mercer stock to eligible participants based upon the ratio of each participating employee’s compensation to all participating employee compensation. Compensation used for the Company’s executives in this calculation is limited to the limitation imposed by the Code, which in 2010 was $245,000. All assets of the ESOP are held in trust by the plan.  To be eligible to participate in the ESOP, an employee must have completed one year of service, be at least 21 years of age and work at least 1,000 regularly scheduled hours annually.  Regular vesting of ESOP share awards occurs after five years of service.

Deferred Compensation

The following table provides certain information with respect to the executive officers named in the Summary Compensation Table appearing above concerning defined contribution plans that provide for the deferral of compensation on a basis that is not tax-qualified at and for the calendar year ended December 31, 2010.

NONQUALIFIED DEFERRED COMPENSATION IN 2010

Name	Executive Contributions in 2010 (1) ($)	Company Contributions in 2010 (1) ($)	Aggregate Earnings in 2010 ($)	Aggregate Withdrawals/ Distributions in 2010 ($)	Aggregate Balance at 12-31-10 (2)($)
Andrew R. Speaker	$17,484	$13,422	$42,040	--	$359,179
Paul D. Ehrhardt	$0	$6,249	$18,201	--	$123,118
David B. Merclean	$27,552	$6,776	$0	--	$150,648
Paul R. Corkery	$47,479	$4,787	$13,166	--	$151,767

Footnotes:

(1)
The amounts reported in this column include the following amounts which are reported as compensation earned in 2010 in the Summary Compensation Table which appears above for each executive officer who is named in this Table:  (a) Mr. Speaker:  $30,906; (b) Mr. Ehrhardt:  $6,249 ;(c) Mr. Merclean:  $34,238; and (d) Mr. Corkery:  $52,266.

(2)
The amounts reported in this column include the following amounts which were reported as compensation earned in the Summary Compensation Table for years preceding 2010 for each executive officer who is named in this Table:  (a) Mr. Speaker:  $262,477; (b) Mr. Ehrhardt:  $88,699; (c) Mr. Merclean:  $116,537; and (d) Mr. Corkery:  $85,960.

In addition to the tax-qualified MIRSP (discussed above) that we maintain for the benefit of all eligible employees, our senior officers (including the named executive officers) are eligible to participate in the Executive Nonqualified Excess Plan and in the nonqualified 401(k) Mirror Plan.  The Executive Nonqualified Excess Plan allows a participant to defer receipt of all or a portion of his salary or cash bonus, in addition to amounts deferred under the MIRSP.  Amounts deferred into the 401(k) Mirror Plan are matched by the Company to the same extent and subject to the same vesting schedules as are deferrals to the MIRSP.  To the extent that a named executive’s compensation exceeds the annual limitation under the Code discussed above ($245,000 in 2010), the Company contributes for his benefit an amount equal to the additional amount which would have been contributed to the MIRSP in the absence of this ERISA limitation. Amounts in the plan, together with accumulated earnings, are distributed at the discretion of the participant as a lump sum or in installments over a period of not more than ten years.  The 401(k) Mirror Plan is a plan that Mercer contributes to on behalf of executive officers to permit deferrals and Company contributions that are in excess of the limitations under the Code.  The Company contributions made to these nonqualified deferred compensation plans for the benefit of each named executive officer are reported in the “All Other Compensation” column in the Summary Compensation Table which appears above.  Balances in both nonqualified plans are invested in investment vehicles chosen by the participants from a selection of investment choices that are unrelated to the Company in any way. Amounts contributed to both of these nonqualified plans are predominantly employee deferrals from their salary and cash bonus, with Company contributions to these plans limited to the amounts which the Company would normally make were it not for the limitation in the Code that limits employer contributions to qualified plans on compensation in excess of $245,000.

Description of Employment Agreements and Potential Post-Employment Payments

Andrew R. Speaker, Paul D. Ehrhardt, David B. Merclean and Paul R. Corkery are each parties to an employment agreement with the Company and BICUS. These employment agreements (individually, an “Agreement” and collectively, the “Agreements”) are substantially identical, except as noted in the discussion which follows. The current term of each Agreement is three years. Each of these Agreements provides for affirmative serial one-year extensions, effective on March 31 of each year, so as to maintain a constant term equal to three years, unless the Company or the officer involved gives prior notice of nonrenewal.

The Agreements, as in effect on the date hereof, provide for minimum annual base salaries, as follows:  Mr. Speaker – $375,000; Mr. Ehrhardt –$290,000; Mr. Merclean – $250,000; and Mr. Corkery – $220,000.  In addition, each executive is entitled to participate in any incentive compensation and employee benefit plans which are maintained by the Company.

Under each Agreement, in the event that the executive’s employment is terminated by the Company for cause (as defined in the Agreement) or in the event that the executive terminates his employment without good reason (as defined in the Agreement), the executive will be entitled to receive his accrued but unpaid base salary and an amount for all accumulated but unused vacation time earned through the date of termination.  In addition, if such termination occurs prior to the occurrence of a change in control (as defined in the Agreement), the executive is subject to a noncompetition and a non-solicitation covenant for a period of one year following the date of termination.

In the event that the executive’s employment is terminated by the Company without disability or cause, the executive will be entitled to receive for the remaining term of his Agreement an annual amount at a rate equal to the greater of:

•	His highest base salary received during either of the two years immediately preceding the year in which he is terminated, or

•	His base salary in effect immediately prior to his termination.

The frequency and amount of such payments will be in accordance with the Company’s executive payroll practices as from time to time in effect.

In addition, the executive will be entitled to receive annually for the remaining term of his Agreement:

•	An amount equal to the greater of the annual bonus compensation paid to him in either of the two calendar years immediately preceding the year in which he is terminated, and

•
An amount equal to the sum of the highest aggregate annual contribution made by the Company on his behalf (other than salary reduction contributions) to all tax qualified and non-qualified defined contribution plans in the year in which he is terminated or during either of the two calendar years immediately preceding the year in which he is terminated.

In addition, each executive shall be entitled to additional payments equal to the amount of their highest annual bonus compensation during either of the past two calendar years and their highest annual defined contribution plan annual contribution during either of the past two calendar years, each such amount to be prorated by a fraction, the numerator of which is the number of whole months elapsed during the calendar year in which termination occurs and the denominator is 12. Each executive also will be entitled to certain retirement, health, and welfare benefits.

In the event that the executive terminates his employment for good reason, (as defined in the Agreement), the executive will be entitled to receive the same amounts and benefits he would receive if he had been terminated by the Company without disability or cause.

In the event that the executive’s employment is terminated by the Company by reason of the executive’s disability, the executive will be entitled to receive for a period of one year an annual amount at a rate equal to the greater of:

•	His highest base salary received during either of the two years immediately preceding the year in which he is terminated, or

•	His base salary in effect immediately prior to his termination.

The frequency and amount of such payments will be in accordance with the Company’s executive payroll practices as from time to time in effect.

In addition, the executive will be entitled to receive on the first anniversary of the date of termination:

•	An amount equal to the greater of the annual bonus compensation paid to him in either of the two calendar years immediately preceding the year in which he is terminated, and

•
An amount equal to the sum of the highest aggregate annual contribution made by the Company on his behalf (other than salary reduction contributions) to all tax qualified and non-qualified defined contribution plans in the year in which he is terminated or during either of the two calendar years immediately preceding the year in which he is terminated.

Each executive also will be entitled to certain retirement, health, and welfare benefits.

In the event of the executive’s death during the term of his employment, the executive’s spouse (or his estate, if his spouse does not survive him) will be entitled to receive for a period of one year an annual amount equal to the greater of:

•	His highest base salary received during either of the two years immediately preceding the year in which he is terminated, or

•	His base salary in effect immediately prior to his termination.

The frequency and amount of such payments will be in accordance with the Company’s executive payroll practices as from time to time in effect.

In addition, the executive’s spouse (or his estate, if his spouse does not survive him) will be entitled to receive within 30 days following the executive’s death:

•	An amount equal to the greater of the annual incentive bonus compensation paid to him in either of the two calendar years immediately preceding the year of the executive’s death, and

•
An amount equal to the sum of the highest aggregate annual contributions made by the Company on his behalf (other than salary reduction contributions) to all tax qualified and non-qualified defined contribution plans in the year of the executive’s death or during either of the two calendar years immediately preceding the year of his death.

The executive’s surviving spouse also will be entitled to certain retirement, health, and welfare benefits.

A “change in control” is defined in the Agreement to include the following:  (i) the acquisition by an unrelated third party of 19.9% or more of the Company’s outstanding voting securities, (ii) the sale, exchange, transfer or other disposition of substantially all of the assets of the Company, (iii) the occurrence of a merger, consolidation or other reorganization of the Company, unless the shareholders of the Company immediately prior to the reorganization own immediately after the reorganization at least two-thirds of the voting securities of the surviving entity, there is no change in control of the Board of Directors of the surviving entity, and no unrelated third party owns 19.9% or more of the outstanding voting securities of the surviving entity, (iv) a plan of liquidation or dissolution is adopted by the Company, and (v) the election or appointment during any two year of a majority of the members of the Company’s Board of Directors under circumstances where the nomination or appointment of such members were not approved by a majority of the directors in office at the beginning of such period.  The concept of the termination of the Agreement by the executive for good reason generally encompasses acts by the Company which are inconsistent with the terms or spirit of the Agreement, but is more expansively defined following the occurrence of a change in control; among other things, the executive is deemed to have good reason to terminate following a change in control if he terminates his employment for any reason at any time prior to the first anniversary of the change in control.

In the event that the executive is required to pay an excise tax as a result of any compensation and benefits received under his Agreement in connection with a change in control, the Company will pay the executive an additional amount, such that the net amount retained by him, after the payment of such excise taxes (and any additional income tax resulting from such payment), equals the amount he would have received but for the imposition of such excise tax.

Consummation of the merger with United Fire constitutes a “change in control” that would give each of Messrs. Speaker, Ehrhardt, Merclean and Corkery the right to terminate his employment agreement for “good reason”.  Each of Messrs. Speaker, Ehrhardt, Merclean and Corkery have entered into agreements to terminate their existing employment agreements in exchange for a cash lump sum payment equal to the change in control payments he could have received under his employment agreement.  The details of such lump sum payments and the senior management retention plan adopted by the Company are contained in the Company’s definitive proxy statement filed with the SEC with respect to its special meeting of shareholders to adopt the Merger Agreement.

Additional information concerning the severance benefits payable to Messrs. Speaker, Ehrhardt, Merclean and Corkery upon termination of employment under various circumstances is set forth in the Potential Post-Employment Payment Table which appears below.

Other Potential Post-Employment Payments

The potential post-employment payments due to each of our named executive officers under various circumstances, assuming that employment was terminated on December 31, 2010, are set forth in the following table:

POTENTIAL POST-EMPLOYMENT PAYMENTS

Actual amounts that we will pay out and the assumptions used in arriving at such amounts can only be determined at the time of such executive's termination or change in control and are likely to differ materially from the amounts set forth below.

				Absent a change in control		Following a change in control
		Termination by Reason of Disability (1)(4)	Termination by Reason of Death (1)	Involuntary Termination Not For Cause (1)	Voluntary Termination For Good Reason (1)	Involuntary Termination Not For Cause (1)	Voluntary Termination For Good Reason (1)
Andrew R. Speaker	Base salary	$374,318	$374,318	$840,220	$840,220	$840,220	$840,220
	Bonus	$409,772	$411,329	$919,951	$919,951	$919,951	$919,951
	Medical continuation (2)(3)	$17,123	$17,123	$38,436	$38,436	$38,436	$38,436
	Value of plan contributions	$67,854	$68,112	$152,335	$152,335	$12,335	$152,335
	Pro-rata bonus	$0	$0	$407,834	$407,834	$407,834	$407,834
	Pro-rata value of plan contributions	$0	$0	$67,533	$67,533	$67,533	$67,533
	Potential excise tax gross-up	$0	$0	N/A	N/A	$0	$0
	Total	$869,067	$870,882	$2,426,309	$2,426,309	$2,426,309	$2,426,309
Paul D. Ehrhardt	Base salary	$289,473	$289,473	$649,770	$649,770	$649,770	$649,770
	Bonus	$216,135	$216,956	$485,230	$485,230	$485,230	$485,230
	Medical continuation (2)(3)	$6,642	$6,642	$14,910	$14,910	$14,910	$14,910
	Value of plan contributions	$60,708	$60,939	$136,292	$136,292	$136,292	$136,292
	Pro-rata bonus	$0	$0	$215,113	$215,113	$215,113	$215,113
	Pro-rata value of plan contributions	$0	$0	$60,421	$60,421	$60,421	$60,421
	Potential excise tax gross-up	$0	$0	N/A	N/A	$528,123	$528,123
	Total	$572,958	$574,010	$1,561,736	$1,561,736	$2,089,859	$2,089,859
David B. Merclean	Base salary	$249,545	$249,545	$560,147	$560,147	$560,147	$560,147
	Bonus	$187,108	$187,819	$420,063	$420,063	$420,063	$420,063
	Medical continuation (2)(3)	$17,123	$17,123	$38,436	$38,436	$38,436	$38,436
	Value of plan contributions	$55,197	$55,407	$123,920	$123,920	$123,920	$123,920
	Pro-rata bonus	$0	$0	$186,223	$186,223	$186,223	$186,223
	Pro-rata value of plan contributions	$0	$0	$54,936	$54,936	$54,936	$54,936
	Potential excise tax gross-up	$0	$0	N/A	N/A	$594,786	$594,786
	Total	$508,973	$509,894	$1,383,725	$1,383,725	$1,978,511	$1,978,511
Paul R. Corkery	Base salary	$219,600	$219,600	$492,929	$492,929	$492,929	$492,929
	Bonus	$158,834	$159,437	$356,587	$356,587	$356,587	$356,587
	Medical continuation (2)(3)	$12,574	$12,574	$28,224	$28,224	$28,224	$28,224
	Value of plan contributions	$49,258	$49,445	$110,585	$110,585	$110,585	$110,585
	Pro-rata bonus	$0	$0	$158,082	$158,082	$158,082	$158,082
	Pro-rata value of plan contributions	$0	$0	$49,025	$49,025	$49,025	$49,025
	Potential excise tax gross-up	$0	$0	N/A	N/A	$535,962	$535,962
	Total	$440,265	$441,056	$1,195,432	$1,195,432	$1,731,394	$1,731,394

Footnotes:

(1)   For base salary, bonus and medical continuation payment calculation, and timing and form of such payments, see "Description of Employment Agreements
(2)   Equals the present value of welfare benefits continuation. Assumes no increase in the cost of welfare benefits. Assumes no tax on welfare benefits
(3)   The Company is not required to provide welfare benefits after the later of the date the named executive officer and his spouse (if any) reach 65 or the date specified in the plan document
(4)   Upon the expiration of the term of the agreements following a termination for disability, and provided such disability continues, the executives will be entitled to receive the compensation and benefits provided under our long-term disability plan. Such compensation and benefits will continue until the   earlier of (i) death, or (ii) the later of (A) attainment of age 65, or (B) the date specified in the plan document for benefit termination. To the extent we are unable to provide such compensation and benefits under our long-term disability plan, we will provide equivalent compensation and benefits directly at no out-of-pocket or tax cost to the executive.

Equity Compensation Plan Information

The following table provides certain information regarding securities issued or issuable under our equity compensation plans as of December 31, 2010.

EQUITY COMPENSATION PLAN TABLE

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of shares of common stock remaining available for future issuance at December 31, 2010 under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	538,800	$13.36	459,990
Equity compensation plans not approved by security holders	None	N/A	None
Total	538,800	$13.36	459,990

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of our Board of Directors are currently Messrs. Hart (Chairman), Boehm, and Hornyak.  No member of the Compensation Committee is an employee of Mercer or any Mercer subsidiary and no member of the Compensation Committee had any relationship requiring disclosure under Item 404 of Regulation S-K under the Securities Exchange Act of 1934, as amended.  None of our executive officers serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

Compensation of Directors

The following table sets forth a summary of the total compensation that we paid to each non-employee director in 2010:

2010 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings1 ($)	All Other Compensation ($)	Total ($)

Roland D. Boehm	$69,000	--	--	--	$24,850	--	$93,850
H. Thomas Davis, Jr.	$63,500	--	--	--	$22,392	--	$85,892
William V. R. Fogler	$59,000	--	--	--	$25,789	--	$84,789
William C. Hart	$72,000	--	--	--	$3,179	--	$75,179
George T. Hornyak, Jr.	$74,500	--	--	--	$23,236	--	$97,736
Samuel J. Malizia	$61,000	--	--	--	$27,522	--	$88,522
Richard U. Niedt	$63,000	--	--	--	$3,167	--	$66,167

      Footnotes

(1)
Represents the aggregate change in the actuarially computed accumulated benefit obligation for the named director under the Benefit Agreement described below, from the plan measurement date used for financial statement reporting purposes with respect to the prior completed fiscal year (calendar year 2009) to the plan measurement date used for financial statement reporting purposes with respect to the most recent fiscal year (calendar year 2010).  The plan measurement date used for financial statement reporting purposes is January 1.  Negative changes in nonqualified deferred compensation earnings are treated as $0 for purposes of reporting Total Compensation.

The following table provides additional information on the outstanding equity awards granted to non-employee directors in 2010 and the number of outstanding equity awards at December 31, 2010.

Name	Unvested Stock Awards Outstanding at Year-End (#)	Option Awards Outstanding at Year-End (#)(2)	Stock Awards Granted in 2010 (#)	Option Awards Granted in 2010 (#)	Grant Date Fair Value of Stock and Option Awards Granted in 2010 ($)

Roland D. Boehm	-	27,400	-	-	-
H. Thomas Davis, Jr.	-	27,400	-	-	-
William V. R. Fogler	-	27,400	-	-	-
William C. Hart	-	27,400	-	-	-
George T. Hornyak, Jr.	-	27,400	-	-	-
Samuel J. Malizia	-	27,400	-	-	-
Richard U. Niedt	-	27,400	-	-	-

(1)	All stock options shown are fully vested as of December 31, 2010.

Each non-employee director of Mercer receives a monthly retainer of $4,000 and a meeting fee of $1,000.  Non-employee directors who are members of committees of the Board receive $1,000 per committee meeting attended in person and $500 per meeting attended by teleconference.  The Audit Committee Chairman also receives an additional annual retainer of $5,000.  The Compensation Committee Chairman and the Investment Committee Chairman each receive an additional annual retainer of $3,000. Executive officers of Mercer who are directors or members of committees of the Mercer Board of Directors or its subsidiaries receive no compensation for their service as directors or committee members.

Directors may elect to participate in Mercer’s Executive Nonqualified Excess Plan.  Under this plan, a participating director may defer all or a portion of the compensation earned by him for his service on the Board.  The Plan is described in greater detail in the narrative discussion which accompanies the Nonqualified Deferred Compensation Table which appears below.

Mercer maintains a Benefit Agreement pursuant to which it provides a pension to all non-management directors upon their retirement from the Board.  The pension is in the form of a monthly payment in an amount equal to the director’s monthly retainer from the Company in effect on the director’s retirement date, or $2,500, whichever is less.  If a participating director dies prior to receiving 120 monthly payments under the Benefit Agreement, the director’s beneficiaries are entitled to receive these payments until the total number of payments received by the director and the director’s beneficiaries equals 120. A director is vested in the pension benefit after completion of ten years of service as a director.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth information as to the common stock beneficially owned as of January 28, 2011, by (i) each person or entity, including any “group” as that term is used in Section 13(d)(3) of the Exchange Act, who was known to us to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of the directors and named executive officers as a group.  Unless otherwise indicated, an individual has sole voting power and sole investment power with respect to the indicated shares.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Common Stock (1)
FMR Corp.	656,100	(2)	10.1%
Dimensional Fund Advisors LP	542,316	(3)	8.4%
American Century Companies Inc.	456,607	(4)	7.0%
United Fire and Casualty Company	849,999	(5)	13.1%
Mercer Insurance Group, Inc. Employee Stock Ownership Plan Trust	600,487	(6)	9.2%
Roland D. Boehm	61,109	97)	*
H. Thomas Davis, Jr.	374,609	(80	5.7%
William V. R. Fogler	57,025	(9)	*
William C. Hart	56,575	(10)	*
George T. Hornyak, Jr.	193,872	(11)	3.0%
Samuel J. Malizia	72,024	(12)	1.2%
Richard U. Niedt	46,786	(13)	*
Andrew R. Speaker	237,012	(14)	3.6%
Paul R. Corkery	39,686	(15)	*
Paul D. Ehrhardt	98,700	(16)	1.5%
David B. Merclean	67,240	(17)	1.0%
Executive Officers, Directors and Nominees for Director as a Group ( 11 persons) (18)	1,304,638		18.9%
_____________________________________

*           Represents less than 1% of the total outstanding shares of common stock.

(1)
The number and percentage of shares beneficially owned by the persons set forth above is determined under rules under Section 13 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, an individual is considered to beneficially own any shares of common stock if he or she directly or indirectly has or shares (i) voting power, which includes the power to vote or to direct the voting of the shares, or (ii) investment power, which includes the power to dispose or direct the disposition of the shares.  A person is also deemed to own any stock with respect to which he has the right to acquire voting or investment power within 60 days through the exercise of any option, warrant or conversion right or through the revocation of any trust or similar arrangement.  Accordingly, the above table includes shares which the individual has the right to acquire within 60 days of January 28, 2011.

(2)	The address of this shareholder is 82 Devonshire Street, Boston, Massachusetts 02109.

(3)	The address of this shareholder is 1299 Ocean Avenue, Santa Monica, California 90401.

(4)	The address of this shareholder is 4500 Main Street, Kansas City, Missouri 64111.

(5)
The address of this shareholder is 118 Second Avenue, S.E. Cedar Rapids, Iowa 52407.  Pursuant to the shareholder support agreements executed in conjunction with the Agreement and Plan of Merger between Mercer Insurance Group, Inc. and United Fire and Casualty Company, United Fire may be deemed to have beneficial ownership of Mercer Common Stock on the record date for any vote at a shareholder meeting or through written consent for certain events as set forth in the shareholder support agreements.  United Fire disclaims beneficial ownership with respect to such shares.

(6)
The address of this shareholder is 2201 Ridgewood Road, #180, Wyomissing, PA 19610.  Under the Mercer ESOP, shares are allocated to accounts in the name of the individuals who participate in the ESOP.  Participants are entitled to direct the ESOP trustee in the voting of shares allocated to their individual ESOP account.  Because participants can direct the ESOP trustee in the voting of shares in their ESOP accounts, but cannot sell them at this time, participants in the ESOP have sole voting power and no dispositive power over shares allocated to their ESOP accounts.  As of January 6, 2011, 600,487 shares were held in the ESOP’s related trust. Of these 600,487 shares, 475,265 shares are allocated to the accounts of eligible ESOP participants. The remaining 125,222 shares are held in an unallocated account in the ESOP’s related trust and will be allocated to eligible ESOP participants in accordance with the terms of the ESOP. The ESOP trustee votes all unallocated shares and shares allocated to participant accounts for which no direction is received in its sole discretion.  The number of shares allocated to the account of each named executive officer is disclosed in the footnotes below and is also included in the total number of ESOP shares.  Because of its role as trustee for the ESOP, National Penn Investors Trust Company may also be deemed to have shared dispositive power over the shares held by the ESOP.  The ESOP is directed by an administrative committee which serves as its plan administrator.  Our board of directors appoints the members of the administrative committee, which currently consist of Andrew R. Speaker and David B. Merclean.  These individuals are each employees of Mercer and each disclaims beneficial ownership of the shares held by the ESOP, except those shares allocated to his individual ESOP account.

(7)	Includes options to purchase 27,400 shares that are currently exercisable.

(8)	Includes options to purchase 27,400 shares that are currently exercisable. Mr. Davis is a director and a former executive officer of Mercer.

(9)	Includes options to purchase 27,400 shares that are currently exercisable.

(10)	Includes options to purchase 27,400 shares that are currently exercisable.

(11)	Includes options to purchase 27,400 shares that are currently exercisable.

(12)	Includes options to purchase 27,400 shares that are currently exercisable.

(13)	Includes options to purchase 27,400 shares that are currently exercisable.

(14)	Includes 15,423 shares held by Mercer’s ESOP Trust and allocated to this holder’s account. Includes options to purchase 125,000 shares that are currently exercisable.

(15)	Includes 5,186 shares held by Mercer’s ESOP Trust and allocated to this holder’s account. Includes options to purchase 25,000 shares that are currently exercisable.

(16)	Includes 15,423 shares held by Mercer’s ESOP Trust and allocated to this holder’s account. Includes options to purchase 47,000 shares that are currently exercisable.

(17)	Includes 9,240 shares held by Mercer’s ESOP Trust and allocated to this holder’s account. Includes options to purchase 35,000 shares that are currently exercisable.

(18)	Includes an aggregate of 45,272 shares held by Mercer’s ESOP Trust and allocated to these holders’ accounts. Includes options to purchase an aggregate of 423,800 shares that are currently exercisable.

Section 16(a) Beneficial Ownership Reporting Compliance

All reports required to be filed by the Company’s senior officers and directors pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, were filed on time.

Changes in Control

On November 30, 2010,  the Company and United Fire & Casualty Company (“United Fire”) of Cedar Rapids, Iowa, issued a joint press release announcing that the Company had entered into an agreement and plan of merger with United Fire (the “Merger Agreement”) pursuant to which it will acquire all of the outstanding shares of the Company for $28.25 per share.  The consummation of the merger is subject to United Fire receiving the appropriate regulatory approvals from state insurance regulators, the approval of the Company’s shareholders, and other terms and conditions set forth in the Merger Agreement. The Merger Agreement was unanimously approved by the Board of Directors of the Company. If the merger is consummated, there will be a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

The Board has determined that each of the following directors is an “independent director,” as such term is defined in the Marketplace Rules of the Nasdaq Stock Market LLC (“Nasdaq”), as follows:

George T. Hornyak, Jr., Chairman
Roland D. Boehm	William C. Hart
Samuel J. Malizia	Richard U. Niedt

Transactions with Related Parties

In accordance with the terms of Mercer’s Code of Conduct and Ethics and Audit Committee Charter, (copies of which are posted on Mercer’s website at www.mercerins.com), any transaction involving Mercer or any direct or indirect subsidiary of Mercer and an executive officer or a director (or a company or other entity in which he or she has, directly or indirectly, a financial interest) must be submitted for review and approval by the Audit Committee and/or the entire Board of Directors.  It is Mercer’s policy to carefully review any such proposed transaction and to grant a waiver of Mercer’s policy prohibiting transactions and relationships that may involve a conflict of interest only if the proposed transaction can be structured in such a way as to eliminate both any potential financial disadvantage to Mercer and any appearance of impropriety.  The following transactions have been reviewed and approved by the Audit Committee and/or the entire Board of Directors in accordance with the foregoing.

H. Thomas Davis, Jr., a director and former executive officer of the Company who retired on September 30, 2006, is the owner of Davis Insurance Agency.  The Davis Insurance Agency is Mercer’s second largest producer, accounting for approximately 4% of our direct premiums written during the year ended December 31, 2010.  In 2010, Mercer paid the Davis Insurance Agency $1.2 million in commissions and profit sharing amounts.

Van Rensselaer, Ltd., which is owned by William V. R. Fogler, a director, has provided investment management services to Mercer Insurance since the year 1980. Fees to Van Rensselaer, Ltd. amounted to $79,000 in 2010.

With the exception of the foregoing, since January 1, 2010, we have not engaged in any transactions with, loaned money to or incurred any indebtedness to, or otherwise proposed to engage in transactions with, loan money to or incur any indebtedness to, any related person, promoter or control person in an amount that in the aggregate exceeds $120,000.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees of Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 31, 2010 and 2009, by KPMG LLP.

December 31, 2010
Audit Fees	$635,000
Tax Fees	$0
All Other Fees	$0

December 31, 2009

Audit Fees	$546,000
Tax Fees	$0
All Other Fees	$26,500

Audit fees included the audit of the Company’s annual financial statements and an audit of internal control over financial reporting, reviews of the Company’s quarterly financial statements, statutory audits, consents, and other services related to Securities and Exchange Commission matters.

All other fees include services provided in connection with statutory actuarial reviews.

The fees shown above do not include out-of-pocket expenses incurred in the performance of the services described above, which are reimbursed by the Company.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by Independent Registered Public Accounting Firm

The Audit Committee pre-approves all audit and legally permissible non-audit services provided by the independent registered accounting firm in accordance with the pre-approval policies and procedures adopted by the Audit Committee at its May 7, 2003 meeting and affirmed at its January 10, 2011 meeting.  These services may include audit services, audit-related services, tax services and other services.  Under the policy, pre-approved services include pre-approval of legally permissible non-audit services for a limited dollar amount.  The Audit Committee may delegate pre-approval authority to one or more of its members.  Such member must report any decisions to the Audit Committee at the next scheduled meeting.  All services performed by KPMG in 2010 were pre-approved in accordance with the pre-approval policy.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1)	The following consolidated financial statements are filed as a part of this report in Item 8.

Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Earnings for Each of the Years in the Three-year Period Ended December 31, 2010
Consolidated Statements of Stockholders’ Equity for Each of the Years in the Three-year Period Ended December 31, 2010
Consolidated Statements of Cash Flows for Each of the Years in the Three-year Period Ended December 31, 2010
Notes to Consolidated Financial Statements

(2)	The following consolidated financial statement schedules for the years 2010, 2009 and 2008 are submitted herewith:

Financial Statement Schedules:

Report of Independent Registered Public Accounting Firm
	Schedule I.	Summary of Investments – Other Than Investments in Related Parties
	Schedule II.	Condensed Financial Information of Parent Company
	Schedule III.	Supplementary Insurance Information
	Schedule IV.	Reinsurance
	Schedule V.	Allowance for Uncollectible Premiums and other Receivables

	Schedule VI.	Supplemental Insurance Information Concerning Property and Casualty Subsidiaries

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

Mercer Insurance Group, Inc.

By:	/s/ Andrew R. Speaker	March 16, 2011
Andrew R. Speaker
President and Chief Executive Officer and a Director

By:	/s/ David B. Merclean	March 16, 2011
David B. Merclean
Senior Vice President of Finance and Chief Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By	/s/ Roland D. Boehm	March 16, 2011
Roland D. Boehm
Vice Chairman of the Board of Directors

B:	/s/ H. Thomas Davis	March 16, 2011
H. Thomas Davis
Director

B:	/s/ William V. R. Fogler	March 16, 2011
William V. R. Fogler
Director

B:	/s/ William C. Hart	March 16, 2011
William C. Hart
Director

B:	/s/ George T. Hornyak, Jr.	March 16, 2011
George T. Hornyak, Jr.
Chairman of the Board of Directors

B:	/s/ Samuel J. Malizia	March 16, 2011
Samuel J. Malizia
Director

B:	/s/ Richard U. Niedt	March 16, 2011
Richard U. Niedt
Director

B:	/s/ Andrew R. Speaker	March 16, 2011
Andrew R. Speaker
President and Chief Executive Officer and a Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Mercer Insurance Group, Inc.

Under date of March 16, 2011, we reported on the consolidated balance sheets of Mercer Insurance Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, which are included in the annual report on Form 10-K.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules in the annual report on Form 10-K.  These financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 16, 2011

Mercer Insurance Group, Inc. and Subsidiaries
Schedule I - Summary of Investments - Other than
Investments in Related Parties as of December 31, 2010

Column A	Column B	Column C	Column D

		Fair	Balance
Type of Investment	Cost	Value	Sheet
	(Dollars in thousands)
Fixed maturities:
Bonds:
U.S. Government and government agencies	$14,712	15,394	15,394
Obligations of states and political subdivisions	119,399	124,640	124,640
Corporate securities	175,664	186,468	186,468
Agency mortgage-backed securities	50,232	53,445	53,445
Non-agency mortgage-backed securities	611	837	837
Asset-backed securities	15,442	16,346	16,346
Total fixed income securities	376,060	397,130	397,130
Equity securities:
Common stocks:
Banks, trust and insurance companies	280	352	352
Industrial, miscellaneous and all other	7,023	9,183	9,183
Preferred stocks:	909	1,156	1,156
Total equity securities	8,212	10,691	10,691

Total investments	$384,272	407,821	407,821

See accompanying report of independent registered public accounting firm.

MERCER INSURANCE GROUP, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Condensed Balance Sheet

December 31, 2010 and 2009

	2010	2009
	(Dollars in thousands)
ASSETS
Investment in common stock of subsidiaries (equity method)	$182,545	$167,932
Cash and cash equivalents	2,950	72
Deferred tax asset	209	339
Other assets	284	638
Total assets	$185,988	$168,981

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$20	$1
Other liabilities	8,418	8,772
Total liabilities	8,438	8,773
Stockholders' Equity:
Preferred stock, no par value, authorized 5,000,000 shares, no shares issued and outstanding	-	-
Common stock, no par value, authorized 15,000,000 shares, issued
7,126,233 and 7,074,333 shares, outstanding 7,000,009 shares and
6,883,498 shares	-	-
Additional paid-in capital	73,386	72,139
Accumulated other comprehensive income	15,315	12,220
Retained Earnings	98,481	86,101
Unearned ESOP shares	(1,253)	(1,878)
Treasury stock, 632,391 and 632,076 shares	(8,379)	(8,374)
Total stockholders' equity	177,550	160,208
Total liabilities and stockholders' equity	$185,988	$168,981

See accompanying report of independent registered public accounting firm.

MERCER INSURANCE GROUP, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Condensed Statement of Earnings

For the Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In thousands)
Revenue:
Investment income, net of expenses	$6	$13	$40
Total revenue	6	13	40
Expenses:
Other expenses	967	1,049	1,269
Total expenses	967	1,049	1,269
Loss before tax benefit	(961)	(1,036)	(1,229)
Income tax benefit	(179)	(210)	(258)
Loss before equity in income of subsidiaries	(782)	(826)	(971)
Equity in income of subsidiaries	15,518	14,647	9,205
Net income	$14,736	$13,821	8,234

See accompanying report of independent registered public accounting firm.

MERCER INSURANCE GROUP, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Condensed Statements of Cash Flows

For the Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$14,736	$13,821	$8,234
Dividends from subsidiaries	4,000	2,640	2,275
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(15,518)	(14,647)	(9,205)
ESOP share commitment	1,161	1,019	1,014
Amortization of restricted stock compensation	101	345	547
Deferred income tax	56	40	(42)
Other	93	(442)	(54)
Net cash provided by operating activities	4,629	2,776	2,769
Cash flows from financing activities:
Tax benefit (expense) from stock compensation plans	(25)	33	40
Dividends to shareholders	(2,356)	(1,858)	(1,709)
Capital contributions to subsidiaries	-	(2,375)	-
Proceeds from issuance of common stock	635	-	-
Purchase of treasury stock	(5)	(148)	(1,860)
Net cash used in financing activities	(1,751)	(4,348)	(3,529)
Net increase (decrease) in cash and cash equivalents	2,878	(1,572)	(760)
Cash and cash equivalents at beginning of period	72	1,644	2,404
Cash and cash equivalents at end of period	$2,950	$72	1,644
Cash paid during the year for:
Interest	$-	-	-
Income taxes	-	-	-

See accompanying report of independent registered public accounting firm.

Mercer Insurance Group, Inc. and Subsidiaries
Schedule III - Supplementary Insurance Information

Column A	Column B	Column C	Column D	Column E	Column F

		Future Policy
	Deferred	Benefits,		Other Policy
	Policy	Losses, Claims,		Claims and	Net
	Acquisition	and Loss	Unearned	Benefits	Premium
Segment	costs	Expenses	Premiums	Payable	Earned
	(Dollars in thousands)
December 31, 2010
Commercial lines	$15,443	293,360	62,809	-	116,874
Personal lines	2,749	11,281	10,984	-	19,090
Total	$18,192	304,641	73,793	-	135,964

December 31, 2009
Commercial lines	$16,100	301,846	65,509	-	120,871
Personal lines	2,776	9,502	11,092	-	19,542
Total	$18,876	311,348	76,601	-	140,413

December 31, 2008
Commercial lines	$17,321	293,612	69,180	-	132,425
Personal lines	2,872	10,388	11,228	-	20,152
Total	$20,193	304,000	80,408	-	152,577

	Column G	Column H	Column I	Column J	Column K

		Benefits,
		Claims,
	Net	Losses and		Other
	Investment	Settlement	Amortization	Operating	Premiums
	Income	Expenses	of DPAC	Expenses	Written
	(Dollars in thousands)
December 31, 2010
Commercial lines		67,994	31,769	8,806	113,752
Personal lines		15,743	5,322	1,375	18,944
Total	$13,878	83,737	37,091	10,181	132,696

December 31, 2009
Commercial lines		72,588	33,358	10,594	118,410
Personal lines		13,554	5,447	1,496	19,420
Total	$14,198	86,142	38,805	12,090	137,830

December 31, 2008
Commercial lines		81,223	36,073	10,883	127,418
Personal lines		13,996	5,611	1,968	19,934
Total	$13,936	95,219	41,684	12,851	147,352

See accompanying report of independent registered public accounting firm.

Mercer Insurance Group, Inc. and Subsidiaries
For the years ended December 31, 2010, 2009 and 2008
Schedule IV- Reinsurance

Column A	Column B	Column C	Column D	Column E	Column F
			Assumed		Percentage
		Ceded to	from		of Amount
	Gross	Other	other	Net	Assumed
Premiums Earned	Amount	Companies	Companies	Amount	to Net
	(Dollars in thousands)

For the year ended December 31, 2010	$151,233	15,721	452	135,964	0.3%
For the year ended December 31, 2009	$156,735	17,240	918	140,413	0.7%
For the year ended December 31, 2008	$172,817	21,473	1,233	152,577	0.8%

See accompanying report of independent registered public accounting firm.

Mercer Insurance Group, Inc. and Subsidiaries
For the years ended December 31, 2010, 2009 and 2008
Schedule V- Allowance for Uncollectible Premiums and Other Receivables

	2010	2009	2008
	(Dollars in thousands)

Balance, January 1	$429	$410	$402
Additions	396	147	287
Deletions	(521)	(128)	(279)
Balance, December 31	$304	$429	$410

See accompanying report of independent registered public accounting firm.

Mercer Insurance Group, Inc. and Subsidiaries
For the years ended December 31, 2010, 2009 and 2008
Schedule VI - Supplemental Information

Column A	Column B	Column C	Column D	Column E	Column F	Column G

	Deferred	Reserve for	Discount
	Policy	Losses and	if any		Net	Net
	Acquisition	Loss Adj.	Deducted in	Unearned	Earned	Investment
	Costs	Expenses	Column C	Premiums	Premiums	Income
			(Dollars in thousands)

Year ended December 31, 2010	$18,192	304,641	-	73,793	135,964	13,878
Year ended December 31, 2009	$18,876	311,348	-	76,601	140,413	14,198
Year ended December 31, 2008	$20,193	304,000	-	80,408	152,577	13,936

		Column H		Column I	Column J	Column K

		Losses and LAE			Paid
		Incurred			Losses and	Net
		Current	Prior	Amortization	Adjustment	Written
		Year	Year	of DPAC	Expenses	Premiums
		(Dollars in thousands)

Year ended December 31, 2010		$86,172	(2,435)	37,091	82,783	132,696
Year ended December 31, 2009		$86,046	96	38,805	73,080	137,830
Year ended December 31, 2008		$89,088	6,131	41,684	69,274	147,352

See accompanying report of independent registered public accounting firm.